Form 10QSB
period 1996-03-31
WESTSIDE FINANCIAL CORP /GA/
filed 1996-05-15
CIK 922244

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

Mark One

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   March 31, 1996
                                         ------------------

  ( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from  _______  to  ________

                        Commission File Number:  33-78046

                       Westside Financial Corporation
             ----------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                    Georgia                             58-2104977
       --------------------------------            -------------------
          (State or other jurisdiction                (IRS Employer
       of incorporation or organization)            Identification No.)


                   Post Office Box 2147, Marietta, Georgia 30061
                   ---------------------------------------------
                     (Address of principal executive officers)

                                  770-499-2265
                     ------------------------------------
                            (Issuer's Telephone Number)


                                        N/A
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X    No
                                                               -------   ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of March 31, 1996    586,300
                              ----------

                         WESTSIDE FINANCIAL CORPORATION


                                      INDEX


                                                              Page No.


Part I.   Financial Information

          Consolidated Balance Sheet  March 31, 1996               3

          Consolidated Statements of Income
            Three Months Ended March 31, 1996 and 1995             4

          Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995             5

          Notes to Consolidated Financial Statements               6

          Management's Discussion and Analysis of
             Financial Condition and Results of Operations       7-8


Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                9

          Signatures                                              10

                         PART I - FINANCIAL INFORMATION

                  WESTSIDE FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                   (Unaudited)


ASSETS
Cash and due from banks                                       $ 2,766,755
Interest-bearing deposit in banks                                  --
Investment securities:
  Held to maturity                                                 --
  Available for sale, at estimated market value                12,228,821
Federal funds sold                                              2,700,000
Loans                                                          41,163,187
Less allowance for loan losses                                    588,505
          Loans, net                                           40,574,682
Premises and equipment, net                                     1,990,356
Other assets                                                      619,927
                                                              -----------
          Total assets                                        $60,880,541
                                                              -----------
                                                              -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                      $ 7,838,448
  Interest-bearing demand                                      14,961,352
  Savings                                                       1,645,546
  Certificates of deposit                                      28,641,006
                                                              -----------
          Total deposits                                      $53,086,352
Accrued expenses                                                  349,921
          Total liabilities                                   $53,436,273
                                                              -----------

Stockholders' equity
  Common stock, 10,000,000 shares authorized;
    586,300 shares issued and outstanding                       3,056,500
  Surplus                                                       3,057,110
  Retained earnings                                             1,732,481
  Unrealized gain on investment securities, net of tax             13,177
  Less cost of 25,000 shares of treasury stock                   (415,000)
                                                              -----------
          Total stockholders' equity                          $ 7,444,268
                                                              -----------
          Total liabilities and stockholders equity           $60,880,541
                                                              -----------
                                                              -----------

                  WESTSIDE FINANCIAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)
                                                      Three months ended
                                                           March 31,
                                                     1996              1995
Interest income
  Interest and fees on loans                     $ 1,048,456        $   866,778

  Interest on investment securities:
     Taxable                                         172,581            142,660
     Nontaxable                                       20,842              9,822
  Interest on Federal funds sold                      65,762             83,935
  Interest on securities purchased under
     agreement to resell                               1,089                583
  Interest on interest-bearing deposits                --                  --
                                                 -----------        -----------
     Total interest income                       $ 1,308,730        $ 1,103,778

Interest expense on deposits
  Interest on deposits                           $   543,685        $   430,780
  Interest on Federal funds purchased                  --                  --
  Interest on securities sold under                    --                  --
    agreement to purchase                              --                  --
                                                 -----------        -----------
          Total interest expense                 $   543,685        $   430,780

          Net interest income                    $   765,045        $   672,998
Provision for loan losses                             24,000             18,000
                                                 -----------        -----------
          Net interest income after
            provision for loan losses            $   741,045        $   654,998
                                                 -----------        -----------

Other operating income
  Service charges on deposit accounts            $    39,669        $    53,655
  Other income                                        13,974             13,460
                                                 -----------        -----------
                                                 $    53,643        $    67,115
                                                 -----------        -----------

Other operating expenses
  Salaries and other employee benefits           $   243,369        $   214,526
  Occupancy and equipment expenses                    56,333             47,864
  Stationery and supplies                              6,911              9,810
  FDIC assessments                                       500             25,386
  Audit and accounting                                 9,579             10,830
  Directors fees                                      24,925             15,125
  Other operating expense                            106,203            101,638
                                                 -----------        -----------
          Total operating expenses               $   447,820        $   425,179
                                                 -----------        -----------

          Income before income taxes             $   346,868        $   296,934

Applicable income taxes                          $   117,856        $   109,782
                                                 -----------        -----------

     Net Income                                  $   229,012        $   187,152
                                                 -----------        -----------
                                                 -----------        -----------

Per share of common stock based on the
  average number of shares outstanding
  during the period
     Net Income                                  $      0.39        $      0.31
                                                 -----------        -----------
                                                 -----------        -----------

Average shares outstanding                           586,300            610,800
                                                 -----------        -----------
                                                 -----------        -----------

Cash dividends per share of common stock         $      0.06               0.15
                                                 -----------        -----------
                                                 -----------        -----------

                  WESTSIDE FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                       1996         1995
                                                    ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $    229,012   $    187,152
                                                -------------  -------------
  Adjustments to reconcile net income to net
    provided by operating activities:
  Depreciation and amortization                       25,615         39,826
  Provision for loan losses                           24,000         18,000
  (Increase) decrease in interest receivable           6,291          1,924
  Increase (decrease) in interest payable             12,420        (21,290)
  Other prepaids, deferrals and accruals, net       (302,546)      (115,230)
                                                -------------  -------------
     Total adjustments                          $   (234,220)  $    (76,770)
                                                -------------  -------------
     Net cash provided by operating activities  $     (5,208)  $    110,382
                                                -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities   $        --    $        --
  Proceeds from maturities of
    investment securities                         2,997,296         65,691
  Purchase of investment securities              (1,862,481)      (898,750)
  Net (increase) decrease in Federal funds sold   6,300,000       (700,000)
  Net increase in loans                          (2,722,331)    (1,714,086)
  Acquisitions of other real estate                      --             --
  Capital expenditures                             (333,713)        15,957
                                                -------------  -------------
     Net cash used in investing activities      $ 4,378,771    $(3,231,188)
                                                -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                      $(4,644,005)   $ 2,298,782
  Dividend payments                                 (35,178)       (91,620)
  Sale of common stock                                   --             --
                                                -------------  -------------
     Net cash provided by financing activities  $(4,679,183)   $ 2,207,162
                                                -------------  -------------
Net increase (decrease) in cash and
  due from banks                                $  (305,620)   $  (913,644)
Cash and due from banks at beginning of year      3,072,375      3,843,832
                                                -------------  -------------
Cash and due from banks at end of period        $ 2,766,755    $ 2,930,188
                                                -------------  -------------
                                                -------------  -------------

                         WESTSIDE FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.   Basis of Presentation

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2. On January 1, 1995, the Company adopted Statement of Financial Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The adoption of these statements had no material effect on the consolidated financial conditions or earnings of the Company.

                  WESTSIDE FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION

The Company's balance sheet shrunk $4,422,800 or 6.77% from December 31, 1995. This decline was expected and is totally attributable to a seasonal deposit account in which the balance declined $6,623,535 from December 31, 1995. Core deposit growth was approximately 4% in the first quarter. Total loans increased $2,717,965 or 6.60% in the first quarter.

The Company's subsidiary, Westside Bank & Trust will open its first branch in the second quarter of 1996. The branch is located in an area surrounded by established residential neighborhoods, as well as new and older strip centers targeting the needs of individuals living nearby. The branch is expected to be a deposit generator with only moderate loan demand. Therefore, management made the decision in the first quarter to concentrate on loan growth at the main office in an effort to help defray the drain on earnings a new branch typically creates and anticipating strong core deposit growth with the new branch. This approach should help to sustain a 75-80% loan to deposit ratio
in 1996.   Although management has made the decision to concentrate on loan growth, primary emphasis continues to be on credit quality and core earnings.

LIQUIDITY

The Bank's liquidity ratio at March 31, 1996 was 28.3% well within the target ratio of 25%. The Bank's primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. In addition, the Bank joined the Federal Home Loan Bank in the first quarter providing an alternative source of funding and maintains relationships with correspondent banks which could provide short term funding, if needed.

CAPITAL

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Company's compliance with regulatory capital requirements at March 31, 1996:

     Leverage capital ratio:                 11.78%

     Risk-based capital ratios:
          Core capital                       15.20%
          Total capital                      16.42%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Net interest income increased $92,047 or 13.7% over the same period in 1995. Average interest bearing liabilities increased $7,465,921 or 18.8%, related interest expense increased $112,905 or 26.2% over the same period in 1995. Total average earning assets increased 19.0% resulting in increased interest income of $204,952 or 18.7% The banks net interest margin for the first quarter declined from 5.65% in 1995 to 5.34% in 1996. The prime rate reductions in late December and early February had an immediate impact on earning assets while deposit rates have been slower to react and some deposit products have yet to adjust the full 50 basis points. The bank is located in metro Atlanta, a highly competitive deposit and loan market. Management reviews competitors rates on a weekly basis and sets rates according to market competition as well as the banks current needs.

The provision for loan losses increased $6,000 or 33% over the same period in 1995. Management did not identify any specific problem loans during the first quarter nor have any loans been charged off in 1996. However, in connection with the proposed merger of Eastside Holding Corporation it is necessary that we maintain the same loan loss reserve ratio as was present at October 31, 1995 and with the growth experienced in the first quarter in the loan portfolio an additional provision was necessary. After the merger it is likely we will reduce the provision for the remainder of 1996, that is assuming we do not see any deterioration in the portfolio.

Service charge and other miscellaneous income is down $13,472 or 20% from the same period in 1995. While regular service charges are up slightly, analysis charges and insufficient check charges are down significantly. Over sixty-five percent of the reduction in analysis charges can be traced to one customer who has maintained higher average balances in 1996 and thus avoided paying analysis charges. The decline in insufficient charges is not related to one or even several accounts but more an overall decline in insufficient check writing. The anticipated consumer traffic from the branch should help to increase the banks other income. Historically, the bank has attracted more high dollar, low volume accounts creating little in the way of service charge and/or other income.

Salaries and employee benefits have increased approximately 13% over the same period in 1995. The major contributing factor being a 117% increase in the bonus accrual. The accrual was increased based on the 1995 total bonus expense. Salary expense has increased approximately 9% over the same period in 1995.

Directors fees have increased 65% over the same period in 1995. Fees were increased in 1996 based on a competitive market survey of other community banks in the area and taking into account the banks performance and the directors contributions to the success of the institution.

Other operating expenses have increased commensurate with the bank's growth and the increased cost of supplies and services.

Pre-tax income for the period ending March 31, 1996 increased 16.8%, net income increased 22.4%. The increase in earnings is attributable to the Bank's continued growth and the increase in earning assets. Management does expect the net interest margin to continue to narrow somewhat and additional expenses related to a computer conversion, the opening of a new branch, and the proposed merger will have an impact on 1996 earnings. The long term effect of these actions is expected to benefit our customers, our staff, the community and most importantly our shareholders.

                          PART II -  OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

         There are no exhibits to this report.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WESTSIDE FINANCIAL CORPORATION


DATE:   05/10/96               BY: /s/ Edward C. Milligan, President
     -----------------            ---------------------------------------
                                  Edward C. Milligan, President




DATE:   05/10/96               BY: /s/ Barbara J. Bond, Treasurer
     -----------------            ---------------------------------------
                                   Barbara J. Bond, Treasurer