Form 10QSB
period 1996-06-30
WESTSIDE FINANCIAL CORP /GA/
filed 1996-08-12
CIK 922244

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

Mark One

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    June 30, 1996
                                         ------------------

  ( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from          to
                                         --------    --------

                          Commission File Number:  33-78046

                            Westside Financial Corporation
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                        Georgia                           58-2104977
          ---------------------------------         -----------------------
         (State or other jurisdiction                (IRS Employer
         of incorporation or organization)           Identification No.)


                    Post Office Box 2147, Marietta, Georgia 30061
                    ---------------------------------------------
                      (Address of principal executive officers)

                                     770-499-2265
                             ---------------------------
                             (Issuer's Telephone Number)


                                         N/A
                 ----------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of June 30, 1996    586,300
                              --------

                            WESTSIDE FINANCIAL CORPORATION


                                        INDEX


                                                                       Page No.
Part I.  Financial Information

         Consolidated Balance Sheet
           June 30, 1996                                                      3

         Consolidated Statements of Income
           Three Months Ended June 30, 1996                                   4
             and 1995 and Six Months Ended
             June 30, 1996 and 1995

         Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1996 and 1995                           5

         Notes to Consolidated Financial Statements                           6

         Management's Discussion and Analysis of
           Financial Condition and Results of                                7-9
           Operations

Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                             9

         Signatures                                                           10

                            PART I - FINANCIAL INFORMATION

                    WESTSIDE FINANCIAL CORPORATION AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                                    June 30, 1996
                                     (Unaudited)

ASSETS
Cash and due from banks                                           $  3,845,730
Interest-bearing deposit in banks                                       ----
Investment securities:
  Held to maturity                                                      ----
  Available for sale, at estimated market value                     11,632,335
Federal funds sold                                                      ----
Loans                                                               45,359,975
Less allowance for loan losses                                         646,998
      Loans, net                                                    44,712,977
Premises and equipment, net                                          2,011,669
Other assets                                                           685,235
                                                                  ------------
      Total assets                                                $ 62,887,946
                                                                  ------------
                                                                  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                          $  9,994,562
  Interest-bearing demand                                           14,636,572
  Savings                                                            1,685,165
  Certificates of deposit                                           28,775,664
                                                                  ------------
      Total deposits                                              $ 55,091,963
Accrued expenses                                                       246,330
      Total liabilities                                           $ 55,338,293
                                                                  ------------
Stockholders' equity
  Common stock, 10,000,000 shares authorized;
   586,300 shares issued and outstanding                             3,056,500
  Surplus                                                            3,057,110
  Retained earnings                                                  1,911,082
  Unrealized gain on investment securities, net of tax                (60,039)
  Less cost of 25,000 shares of treasury stock                       (415,000)
                                                                  ------------
      Total stockholders' equity                                  $  7,549,653
                                                                  ------------
      Total liabilities and stockholders equity                   $ 62,887,946
                                                                  ------------
                                                                  ------------

                    WESTSIDE FINANCIAL CORPORATION AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME
                    Three Months Ended June 30, 1996 and 1995 and
                       Six Months Ended June 30, 1996 and 1995
                                     (Unaudited)

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                                  1996            1995            1996           1995
                                               -----------     -----------     -----------     -----------
Interest income
    Interest and fees on loans                 $ 1,133,279     $   914,138     $ 2,181,735     $ 1,780,916
    Interest on investment securities:
         Taxable                                   166,065         169,410         338,646         312,070
         Nontaxable                                 21,323          13,196          42,165          23,018
    Interest on Federal funds sold                  31,502          71,960          97,264         155,895
    Interest on securities purchased under
         agreement to resell                            --              --           1,089             583
    Interest on interest-bearing deposits               --              --              --              --
                                               -----------     -----------     -----------     -----------
            Total interest income              $ 1,352,169     $ 1,168,704     $ 2,660,899     $ 2,272,482
Interest expense
    Interest on deposits                           552,691         482,924       1,096,376         913,704
    Interest on Federal funds purchased                 --              --              --              --
    Interest on securities sold under
         agreement to purchase                          --              --              --              --
                                               -----------     -----------     -----------     -----------
                                               $   552,691     $   482,924     $ 1,096,376     $   913,704
            Net interest income                    799,478         685,780       1,564,523       1,358,778
Provision for loan losses                           58,500          18,000          82,500          36,000
                                               -----------     -----------     -----------     -----------
            Net interest income after
              provision for loan losses        $   740,978     $   667,780     $ 1,482,023     $ 1,322,778
                                               -----------     -----------     -----------     -----------
Other operating income
    Service charges on deposit accounts        $    45,627     $    49,796     $    85,296     $   103,451
    Other income                                    19,071          12,713          33,045          26,173
                                               -----------     -----------     -----------     -----------
                                               $    64,698     $    62,509     $   118,341     $   129,624
                                               -----------     -----------     -----------     -----------
Other operating expenses
    Salaries and other employee benefits       $   257,667     $   218,765     $   501,036     $   433,291
    Occupancy and equipment expenses                61,056          48,079         117,389          95,943
    Stationery and supplies                         13,433          10,580          20,344          20,390
    FDIC assessments                                   500          25,387           1,000          50,773
    Audit and accounting                            12,178          10,180          21,757          21,010
    Directors fees                                  20,850          15,050          45,775          30,175
    Other operating expense                        113,187         103,672         219,390         205,310
    Securities (gains) losses                        4,157             --           4,157              --
                                               -----------     -----------     -----------     -----------
            Total operating expenses           $   483,028     $   431,713     $   930,848     $   856,892
            Income before income taxes         $   322,648     $   298,576     $   669,516     $   595,510
Applicable income taxes                        $   108,869     $   108,473     $   226,725     $   218,255
                                               -----------     -----------     -----------     -----------
         Net Income                            $   213,779     $   190,103     $   442,791     $   377,255
                                               -----------     -----------     -----------     -----------
                                               -----------     -----------     -----------     -----------
Per share of common stock based on the
    average number of shares outstanding
    during the period
         Net Income                            $      0.36     $      0.31     $      0.76     $      0.62
                                               -----------     -----------     -----------     -----------
                                               -----------     -----------     -----------     -----------
Average shares outstanding                         586,300         610,800         586,300         610,800
                                               -----------     -----------     -----------     -----------
                                               -----------     -----------     -----------     -----------
Cash dividends per share of common stock               .06              --            0.12            0.15
                                               -----------     -----------     -----------     -----------
                                               -----------     -----------     -----------     -----------

                  WESTSIDE FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                    1996                            1995
                                                                    ----                            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                               $   442,791                     $   377,255
                                                             -----------                     -----------
    Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
    Depreciation and amortization                                 67,263                          63,702
    Provision for loan losses                                     82,500                          36,000
    (Increase) decrease in interest receivable                    14,268                         (56,364)
    Increase (decrease) in interest payable                       10,335                          36,628
    Other prepaids, deferrals and accruals, net                 (564,420)                         11,971
                                                             -----------                     -----------
         Total adjustments                                   $  (390,054)                    $    91,937
                                                             -----------                     -----------
    Net cash provided by operating activities                $    52,737                     $   469,192
                                                             -----------                     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities              $ 1,270,143                     $       ---
    Proceeds from maturities of
         investment securities                                 4,091,963                         497,739
    Purchase of investment securities                         (3,624,981)                     (2,499,890)
    Net (increase) decrease in Federal funds sold              9,000,000                       1,600,000
    Net increase in loans                                     (6,920,175)                     (1,867,704)
    Acquisitions of other real estate                                ---                             ---
    Capital expenditures                                        (387,582)                         11,801
                                                             -----------                     -----------
         Net cash used in investing activities               $ 3,429,368                     $(2,258,054)
                                                             -----------                     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                 $(2,638,394)                    $   718,629
    Dividend payments                                            (70,356)                        (91,620)
    Sale of common stock                                              --                              --
                                                             -----------                     -----------
         Net cash provided by financing activities           $(2,708,750)                    $   627,009
                                                             -----------                     -----------
Net increase (decrease) in cash and
    due from banks                                           $   773,355                     $(1,161,853)
Cash and due from banks at beginning of year                 $ 3,072,375                     $ 3,843,832
                                                             -----------                     -----------


Cash and due from banks at end of period                     $ 3,845,730                     $ 2,681,979
                                                             -----------                     -----------
                                                             -----------                     -----------

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

         The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION

The Company's subsidiary, Westside Bank & Trust Company experienced strong loan growth in the first half of 1996. Total loans have increased approximately 17.99% since December 1995. Total deposits are down 4.57% from December 1995. However, this is misleading due to a seasonal short-term deposit account of approximately $7,500,000 at December 31, 1995. Earnings are up 17.37% over the same period in 1995. This increase is primarily attributable to the increase in earnings assets, particularly loan growth. As expected, the net interest margin has narrowed slightly over the same period last year due largely to the reduction in the prime rate.

The bank opened its first branch in July 1996. The branch is located in an area surrounded by established residential neighborhoods, as well as new and older strip centers targeting the needs of individuals living nearby. The branch is expected to be a deposit generator with only moderate loan demand. Therefore, management made the decision in the first quarter to concentrate on loan growth at the main office in an attempt to help defray the drain on earnings a new branch typically creates and anticipating strong core deposit growth with the new branch. This strategy should help to sustain a 75-80% loan to deposit ratio in 1996 and maximize earnings potential. Although management has made the decision to concentrate on loan growth, primary emphasis continues to be on credit quality and core earnings.

LIQUIDITY

The Bank's liquidity ratio at June 30, 1996 was 18.28%. The Bank's primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. In addition, the Bank joined the Federal Home Loan Bank in the first quarter providing an alternative source of funding and maintains relationships with correspondent banks which could provide funds on short notice, if needed. Management's strategy has been to allow some deposit runoff due to higher rates offered elsewhere, which has resulted in the liquidity ratio dropping below policy. Management fully anticipated this drop in liquidity and expects the ratio to improve with core deposit growth from the branch.

CAPITAL

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Company's compliance with regulatory capital requirements at June 30, 1996:

         Leverage capital ratio:            11.97%

         Risk based capital ratios:
              Core capital                  14.40%
              Total capital                 15.63%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Net income for the quarter ended June 30, 1996 increased $23,676 or 12.45% over the same period in 1995. Net interest income increased $113,698 or 16.58%, while operating expenses only increased 11.89% over the same period in 1995. Interest expense increased $69,767 or 14.45%, interest income increased $183,465 or 15.70%. Average year-to-date total loans and interest bearing deposits were $41,542,407 and $46,663,102, respectively. This compared to average total loans of $33,251,303 and interest bearing deposits of $40,130,869 for the same period in 1995. The effective rate on earning assets decreased .63% while the rate on interest bearing liabilities increased 2.63%.

The provision for loan losses increased $40,500 or 225% over the same period in 1995. Management did not identify any specific problem loans during the second quarter and the only charge off during the quarter was less than $500. However, in connection with the merger of Eastside Holding Corporation, it was necessary that we maintain the same loan loss reserve ratio as was present at October 31, 1995 and with the strong loan growth in the second quarter an additional provision was necessary. The merger was consummated on July 31, 1996 and it is likely we will reduce the provision for the remainder of 1996, that is assuming we do not see any deterioration in the portfolio.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

Net interest income for the six month period ended June 30, 1996 was $1,564,523 a 15.14% increase over the $1,358,778 reported June 30, 1995. The increase in net interest income is primarily attributable to the increase in loans. Average earning assets increased $8,429,725 or 17.19% over the same period in 1995. Related interest income increased $388,417 or 17.09%. Average interest bearing liabilities increased $6,532,233 or 16.28%, related interest expense increased $182,672 or 20.00% over the same period in 1995. The prime rate reductions in late December and early February had an immediate impact on earning assets while deposit rates have been slower to reprice. The bank is located in metro Atlanta, a highly competitive deposit and loan market. Management reviews competitors rates on a weekly basis and sets rates according to market competition as well as the banks current needs.

Other operating income for the six month period ended June 30, 1996 decreased 8.70% over the same period in 1995. Regular service charges are up 6.45%, however, analysis charges and insufficient check charges are down significantly. The reduction in analysis charges is largely attributable to one customer who has maintained higher average balances in 1996 and thus avoided paying analysis charges. The decline in insufficient charges is not related to one or even several accounts but more an overall decline in insufficient check writing. Historically, the bank has attracted high dollar, low volume accounts which produce minimal service charge or other fee income.

Salaries and employee benefits have increased 15.64% over the same period in 1995. The major contributing factor being a 117% increase in the bonus accrual. The accrual was increased based on the 1995 bonus expense. Staff additions as well as salary increases resulted in an 11.55% increase in salary expense over the same period in 1995. Salary expense is expected to increase even more in the second half of 1996 as a result of opening and fully staffing the branch office.

Directors fees have increased $15,600 or 51.70% over the same period in 1995. Fees were increased in 1996 based on a competitive market survey of other community banks in the area and taking into account the bank's performance and the directors contributions to the success of the institution.

Other operating expenses increased a moderate 6.86% over June 30, 1995. Data processing expense and depreciation on computer hardware and software is up significantly over 1995 as a result of the bank changing data processors and upgrading hardware and software. This expense is expected to continue to rise during the second half of the year as depreciation on the new office, furnishings and equipment will begin in July 1996.

Pre-tax income for the period ending June 30, 1996 increased $74,006 or 12.43%, net income increased $65,536 or 17.37% over the same period in 1995. The increase in earnings is attributable to the Bank's continued growth and the increase in earnings assets. Management does expect the net interest margin to narrow somewhat and additional expenses related to the opening of a branch, and the merger with Eastside Holding Corporation will continue to have an impact on 1996 earnings. The long term effect of these actions is expected to benefit our customers, our staff, the community and most importantly our shareholders.


                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              None

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WESTSIDE FINANCIAL CORPORATION

Date:  August 6, 1996             By: /s/ Edward C. Milligan
       --------------                 -----------------------------
                                      Edward C. Milligan, President
Date:  August 6, 1996             By: /s/ Barbara J. Bond
       --------------                 -----------------------------
                                      Barbara J. Bond, Treasurer