Form 10QSB
period 1996-09-30
WESTSIDE FINANCIAL CORP /GA/
filed 1996-11-12
CIK 922244

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

Mark One

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  SEPTEMBER 30, 1996

  ( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from          to

                          Commission File Number:  33-78046

                           FIRST STERLING BANKS, INC.
       (Exact name of small business issuer as specified in its charter)

             GEORGIA                            58-2104977
  (State or other jurisdiction                (IRS Employer
of incorporation or organization)           Identification No.)

                                 Post Office Box 2147
                               Marietta, Georgia 30061
                      (Address of principal executive officers)

                                     770-499-2265
                             (Issuer's Telephone Number)


                            Westside Financial Corporation
                                    P. O. Box 2147
                                  Marietta, GA 30061
                (Former name, former address and former fiscal year)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No


                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of September 30, 1996   1,321,081

                              FIRST STERLING BANKS, INC.


                                        INDEX

                                                                       Page No.
Part I.  Financial Information

         Consolidated Balance Sheet
           September 30, 1996                                             3

         Consolidated Statements of Income
           Three Months Ended September 30, 1996                          4
           and 1995 and Nine Months Ended
           September 30, 1996 and 1995

         Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1996 and 1995                  5

         Notes to Consolidated Financial Statements                       6

         Management's Discussion and Analysis of
           Financial Condition and Results of                            7-9
           Operations


Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                         9

         Signatures                                                       10

                            PART I - FINANCIAL INFORMATION

                              FIRST STERLING BANKS, INC.
                              CONSOLIDATED BALANCE SHEET
                                  September 30, 1996
                                     (Unaudited)

ASSETS
Cash and due from banks                                         $   7,877,234
Interest-bearing deposit in banks                                     109,606
Investment securities:
  Held to maturity (fair value $3,440,656)                          3,498,600
  Available for sale, at estimated market value                    18,805,170
  Corporate securities                                                 72,500
Federal funds sold                                                 13,435,000
Loans                                                              82,490,114
Less allowance for loan losses                                      1,086,818
         Loans, net                                                81,403,296
Premises and equipment, net                                         5,206,741
Other assets                                                        1,832,321
                                                                 ------------
         Total assets                                            $132,240,468
                                                                 ------------
                                                                 ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                         $ 19,526,559
  Interest-bearing demand                                          34,179,015
  Savings                                                           3,829,769
  Certificates of deposit                                          59,087,872
                                                                 ------------
         Total deposits                                          $116,623,215
Federal funds purchased and securities sold
 under agreement to repurchase                                        652,149
Accrued expenses                                                      670,014
         Total liabilities                                       $117,945,378
                                                                 ------------

Stockholders' equity
  Common stock, 10,000,000 shares authorized;
    1,321,081 shares issued and outstanding                        11,513,610
  Retained earnings                                                 3,286,133
  Unrealized gain on investment securities, net of tax                (89,653)
   Less cost of 25,000 shares of treasury stock                      (415,000)
                                                                 ------------
         Total stockholders' equity                              $ 14,295,090
                                                                 ------------

         Total liabilities and stockholders equity               $132,240,468
                                                                 ------------
                                                                 ------------

                              FIRST STERLING BANKS, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                  Three Months Ended September 30, 1996 and 1995 and
                    Nine Months Ended September 30, 1996 and 1995
                                     (Unaudited)

                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                           1996          1995          1996          1995
                                           ----          ----          ----          ----
Interest income
  Interest and fees on loans           $ 2,154,461   $ 1,828,321   $ 6,220,654   $ 5,404,120
  Interest on investment securities:
    Taxable                                305,329       327,099       911,908       890,573
    Nontaxable                              25,276        14,348        72,116        37,366
  Interest on Federal funds sold           132,259       155,287       312,499       441,595
  Interest on securities purchased
    under agreement to resell                  --           --           1,089           583
  Interest on interest-bearing deposits      1,393          --           1,393          --
                                       -----------   -----------    ----------    ----------
            Total interest income        2,618,718     2,325,055     7,519,659     6,774,237
Interest expense
  Interest on deposits                   1,092,750     1,019,517     3,191,367     2,857,338
  Interest on Federal funds purchased          829          --             829          --
  Interest on securities sold under
    agreement to purchase                    1,222          --           1,222          --
                                       -----------   -----------    ----------    ----------
         Total interest expense          1,094,801     1,019,517     3,193,418     2,857,338

         Net interest income             1,523,917     1,305,538     4,326,241     3,916,899
Provision for loan losses                   17,000        55,000       137,500       127,000
                                       -----------   -----------    ----------    ----------
         Net interest income after
           provision for loan losses     1,506,917     1,250,538     4,188,741     3,789,899
                                       -----------   -----------    ----------    ----------
Other operating income
  Service charges on deposit accounts       93,987        75,488       268,625       260,833
  Gain on sale of loans                    181,020        41,123       205,567       106,305
  Other income                              56,602        22,412       140,291        62,841
                                       -----------   -----------    ----------    ----------
         Total other income                331,609       139,023       614,483       429,979
                                       -----------   -----------    ----------    ----------
Other operating expenses
  Salaries and other employee benefits     601,082       463,898     1,579,729     1,356,565
  Occupancy and equipment expenses         136,708       107,274       372,480       334,277
  Stationery and supplies                   33,296        22,870        76,072        72,222
  FDIC assessments                           1,000        (4,718)        3,000        95,185
  Audit and accounting                      30,375        12,616        74,890        56,033
  Directors fees                            36,150        25,925       108,625        56,100
  Other operating expense                  291,516       224,286       787,214       731,507
  Securities (gains) losses                   --            --           4,157          (500)
  Merger expense                            52,118          --          52,118          --
                                       -----------   -----------    ----------    ----------
         Total operating expenses        1,182,245       852,151     3,058,285     2,701,389
                                       -----------   -----------    ----------    ----------

         Income before income taxes        656,281       537,410     1,744,939    $1,518,489

Applicable income taxes                    241,406       188,333       619,605    $  406,588
                                       -----------   -----------    ----------    ----------

    Net Income                         $   414,875   $   349,077   $ 1,125,334    $1,111,901
                                       -----------   -----------    ----------    ----------
                                       -----------   -----------    ----------    ----------
Per share of common stock based on
  the average number of shares
  during the period outstanding
    Net Income                         $      0.33   $      0.27   $      0.93    $     0.89
                                       -----------   -----------    ----------    ----------
                                       -----------   -----------    ----------    ----------

Average shares outstanding               1,276,154     1,304,456     1,216,251     1,242,019
                                       -----------   -----------    ----------    ----------
                                       -----------   -----------    ----------    ----------

Cash dividends per share of common
 stock                                 $      .075   $      --      $     .195    $      .15
                                       -----------   -----------    ----------    ----------
                                       -----------   -----------    ----------    ----------

                              FIRST STERLING BANKS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 30, 1996 and 1995
                                     (Unaudited)

                                                            1996           1995
                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 1,125,334      $ 1,111,901
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                            308,644          224,157
  Provision for loan losses                                137,500          127,000
  Gain on sale of loans                                   (205,567)        (106,305)
  (Increase) decrease in interest receivable                 8,521         (132,786)
  Increase (decrease) in interest payable                   (6,071)         137,322
  Other prepaids, deferrals and accruals, net             (819,852)         220,557
                                                       -----------      -----------
    Total adjustments                                     (576,825)         469,945
                                                       -----------      -----------
    Net cash provided by operating activities              548,509        1,581,846
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities            1,270,143             ---
  Proceeds from maturities of
    investment securities                                7,649,851        4,593,086
  Purchase of investment securities                     (7,858,231)     (10,367,235)
  Net decrease in Federal funds sold                        65,000       (6,930,000)
  Net increase in interest-bearing deposits in banks      (109,606)            ---
  Net increase in loans                                 (9,196,296)      (5,163,603)
  Capital expenditures                                    (766,030)        (143,387)
                                                       -----------      -----------

    Net cash used in investing activities               (8,945,169)     (18,011,139)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                              10,147,280       17,803,852

  Net increase in securities sold under
    agreement to repurchase                                652,149
  Dividend payments                                       (241,438)         (91,620)
  Sale of common stock                                        --           (330,000)
                                                       -----------      -----------

    Net cash provided by financing activities           10,557,991       17,382,232
                                                       -----------      -----------

Net increase in cash and due from banks                $ 2,161,331      $   952,939

Cash and due from banks at beginning of year             5,715,903        5,580,455
                                                       -----------      -----------

Cash and due from banks at end of period              $  7,877,234      $ 6,533,394
                                                       -----------      -----------
                                                       -----------      -----------

                              FIRST STERLING BANKS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)



Note 1.  Basis of Presentation

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2. On July 31, 1996 the merger of Eastside Holding Corporation with Westside Financial Corporation was consummated, and Westside Financial changed its name to First Sterling Banks, Inc.
         Accordingly, the 1995 income and cash flow statements were restated to reflect the combined entities.

         During the third quarter, prior to the mer ger, the Company declared a 23% stock dividend payable to all shareholders of record July 30, 1996. The number of new shares issued was 134,781. In accordance with Generally Accepted Accounting Principles, prior period average shares outstanding have been restated for the stock dividend.

                              FIRST STERLING BANKS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

ITEM 2.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results of the Company and its bank subsidiaries, Westside Bank & Trust Company and Eastside Bank & Trust Company, during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION

The Company's balance sheet has grown 9.13% since December 1995. This increase is primarily attributable to the increase in deposits. Total deposits have increased $10,157,716 or 9.54% since December 1995. The majority of the deposit growth can be attributed to Westside opening a new branch in mid July. Total loans have increased 12.7% or $9,342,481 since December 1995. Net income has increased slightly over the same period in 1995. As expected, the net interest margin has narrowed slightly over the same period last year due largely to the reduction in the prime rate.

LIQUIDITY

As of September 30, 1996, the liquidity ratios of both banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. In addition, Westside joined the Federal Home Loan Bank in the first quarter of 1996 providing an alternative source of funding and both banks maintain relationships with correspondent banks which could provide funds on short notice, if needed.

CAPITAL

At September 30, 1996, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Bank's compliance with regulatory capital requirements at September 30, 1996:

                                      WESTSIDE BANK     EASTSIDE BANK
                                      -------------     -------------
         Leverage capital ratio:          11.35%            11.41%
         Risk based capital ratios:
              Core capital                13.73%            14.57%
              Total capital               14.89%            15.56%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net income for the quarter ended September 30, 1996 increased $65,798 or 18.85% over the same period in 1995. The increase in earning assets resulted in an increase in net interest income of $218,379 or 16.73% over the same period in 1995. Interest income increased $293,663 or 12.63%, while interest expense only increased $75,284 or 7.38%. Other operating income increased $192,586 or 138.53%, due largely to the increase in gains on the sale of SBA loans. Operating expenses increased 38.74% or $330,094. Increased overhead associated with opening a new branch attributed for much of this increase.

The provision for loan losses is down $38,000 over the same period in 1995. In connection with the merger with Eastside Holding Corporation during the first six months, the provision was increased in order to maintain the same ratio as was present at October 31, 1995. The merger was consummated on July 31, 1996 and assuming no material deterioration is detected in the loan portfolios, it is likely the provision for the remainder of 1996 will be less than 1995.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

Net interest income for the nine month period ended September 30, 1996 was $4,326,241 a 10.45% increase over the $3,916,899 reported September 30, 1995.
The increase in net interest income is primarily attributable to the increase in loans. Average earning assets increased $10,946,187 or 11.35% over the same period in 1995. Related interest income increased $745,422 or 11.00%. Average interest bearing liabilities increased $7,864,788 or 9.92%, related interest expense increased $336,080 or 11.76% over the same period in 1995. The year-to-date net interest margin is down slightly at 5.37% compared to 5.43% at September 30, 1995. The prime rate reductions in late December and early February had an immediate impact on earning assets while deposit rates have been slower to reprice. Both banks are located in metro Atlanta, a highly competitive deposit and loan market.

Other operating income for the nine month period ended September 30, 1996 increased 42.91% over the same period in 1995. Again, this is largely attributable to the increase on gains recognized on the sale of SBA loans.

Salaries and employee benefits have increased 16.45% over the same period in 1995. The major contributing factor being an increase in the bonus accrual, based on the 1995 actual bonus and staff additions for the new branch. Salary expense is expected to increase even more in the fourth quarter of 1996 as a result of opening and fully staffing the branch office.

Directors fees have increased $52,525 over the same period in 1995. Eastside Bank did not begin paying directors fees until June 1995. In addition, fees were increased in 1996 based on a competitive market survey of other community banks in the area and taking into account each banks performance.

Other operating expenses increased a moderate 6.30% over September 30, 1995. Data processing expense and depreciation on computer hardware and software is up significantly over 1995 as a result of Westside Bank changing data processors and upgrading hardware and software.

Pre-tax income for the period ending September 30, 1996 increased $226,450 or 14.91% over the same period in 1995. The increase in earnings is attributable to the Banks continued growth and the increase in earnings assets. Management does expect the net interest margin to narrow somewhat and additional expenses related to the opening of a branch, and the merger with Eastside Holding Corporation will continue to have an impact on 1996 earnings. The long term effect of these actions is expected to benefit our customers, our staff, the community and most importantly our shareholders.



                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company filed a Form 8-K, dated July 17, 1996 reporting the Westside Financial Corporation shareholders would receive a stock dividend of .23 to 1 on July 30, 1996, and that all conditions of the merger between Eastside Holding Corporation and Westside Financial Corporation had been satisfied and the merger would be effective July 31, 1996.

                                      SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST STERLING BANKS, INC.



Date:  NOVEMBER 8, 1996           By:   \S\ EDWARD C. MILLIGAN
       ---------------------          ------------------------------------
                                        Edward C. Milligan, President


Date:  NOVEMBER 8, 1996           By:   \S\ BARBARA J. BOND
       ---------------------          ------------------------------------
                                        Barbara J. Bond, Treasurer