Form 10KSB
period 1996-12-31
WESTSIDE FINANCIAL CORP /GA/
filed 1997-03-31
CIK 922244

                     U. S. SECURITIES AND EXCHANGE COMMISSION
 ...............................................................................
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934   (FEE REQUIRED)

    For the fiscal year ended December 31, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934   (NO FEE REQUIRED)


    FOR THE TRANSITION PERIOD FROM _______________  TO ________________

                       Commission file number: 000-25128

                          FIRST STERLING BANKS, INC.
                          -------------------------
             (Name of Small Business Issuer in Its Charter)



Georgia                                            58-2104977
----------------------------                      ---------------------------
(State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation or Organization)                 Identification No.)

1200 Barrett Parkway, Kennesaw, GA                30144
-----------------------------------               ---------------------------
(Address of Principal Executive Offices)          (Zip Code)


770-499-2265
------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             --    --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for the most recent fiscal year. $11,191,981

As of March 14, 1997, registrant had outstanding 1,289,581 shares of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $23,212,458.

                        DOCUMENTS INCORPORATED BY REFERENCE
                                       None

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS

    First Sterling Banks, Inc. (the "Company") is a two-bank holding company which engages through its subsidiaries, The Westside Bank & Trust Company and The Eastside Bank and Trust Company (the "Banks"), in providing full banking services to customers of the Banks. The Company's executive offices are located at 1200 Barrett Parkway, Kennesaw, Georgia 30144, and its telephone number is 770/499-2265.

    The Company was incorporated on March 16, 1994 as a Georgia business corporation. On August 31, 1994, the Company purchased all of the shares of common stock of The Westside Bank & Trust Company.

    On December 21, 1995, the Boards of Directors of Eastside Holding Corporation, the only shareholder of The Eastside Bank & Trust Company, and Westside Financial Corporation, the only shareholder of The Westside Bank & Trust Company, executed a definitive agreement to merge the two holding companies, with Westside Financial Corporation surviving. The merger was consummated on July 31, 1996, at which time Westside Financial Corporation changed its name to First Sterling Banks, Inc. Each bank retained its Board of Directors, management and trade name. The merger was accounted for as a pooling of interests and was subject to approval by federal and state bank holding company regulators and a majority of the shareholders of Eastside Holding Corporation. The merger was approved by Eastside shareholders on July 16, 1996. Eastside Financial Services Inc. (EFS), commenced operations in 1994 as a wholly owned subsidiary of Eastside Bank. The purpose and business of EFS is to provide assistance to the Bank and other community banks in the closing, sale on the secondary market, and servicing of loans guaranteed by the Small Business Administration.

    Because of its ownership of all of the issued and outstanding shares of the capital stock of The Westside Bank & Trust Company and The Eastside Bank and Trust Company, the Company is a "Bank Holding Company" as that term is defined under Federal law in the Bank Holding Company Act of 1956 (the "Act"), as amended, and under the Bank Holding Company laws of the State of Georgia (the "Georgia Act"). As a "Bank Holding Company", the Company is subject to the applicable provisions of the Act and the Georgia Act, as well as to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the State of Georgia Department of Banking and Finance (the "Department"). The Company's subsidiary banks provide a full range of commercial banking services to its customers, except for trust services. The Banks are organized under the laws of the State of Georgia.

MARKET AREA AND COMPETITION

    The Banks encounter vigorous competition from other commercial banks, savings and loan associations and other financial institutions and intermediaries in the Bank's primary service area--North Cobb County, Georgia and South Gwinnett County, Georgia.

    The Banks compete with other banks in their primary service area in obtaining new deposits and accounts, making loans, obtaining branch banking locations and providing other banking services. The Banks also compete with savings and loan associations and credit unions for savings and transaction deposits, certificates of deposit and various types of loans.

    Competition for loans is also offered by other financial intermediaries, including savings and loan associations, mortgage banking firms and real estate investment trusts, small loan and finance companies, insurance companies, credit unions, leasing companies, and certain government agencies.
Competition for time deposits and, to a more limited extent, demand and transaction deposits is also offered by a number of other financial intermediaries and investment alternatives, including "money market" mutual funds, brokerage firms, government and corporate bonds and other securities.

    Competition for banking services in the State of Georgia is not limited to institutions headquartered in the State. A number of large out-of-state banks, bank holding companies, and other financial institutions and intermediaries have established, or announced plans to establish, loan production offices, small loan companies, and other offices and affiliates in the State of Georgia. Many of these out-of-state financial organizations that compete in the Georgia market engage in regional, national or international operations and have greater assets and personnel than the Banks.

    Since July 1, 1985, numerous interstate acquisitions involving Georgia based financial institutions have been announced or consummated. Though interstate banking has resulted in significant changes in the structure of financial institutions in the southeastern region, including the Bank's primary service area, management does not feel that such changes have had or will have a significant impact upon its operations or the results therefrom.

    Each Bank's marketing strategy emphasizes its local nature and involvement in the communities located in its' primary service area.

    Management expects that competition will remain intense in the future due to state and Federal laws and regulations, and the entry of additional bank and nonbank competitors.

PROPERTIES

    The Company and Westside Bank's main office are located at 1200 Barrett Parkway, Kennesaw, Georgia. In 1989, Westside Bank purchased an approximate
1.156 acre tract of land in North Cobb County, Georgia (the "Property"). The purchase price of the property was approximately $485,000. Improvements consist of a one-story brick building of approximately 6,000 square feet. The total cost of the offices, including all furnishings, site preparation, landscaping, paving, security equipment and automatic teller machine, was approximately $2,103,895.

    In January 1996, Westside purchased a parcel of land and branch office in Marietta, Georgia from another financial institution for $325,000. The building was constructed in 1974 and contains approximately 2,600 square feet. Improvements including, a new roof, new furnishings, landscaping, paving, security equipment and automatic teller machine totaled approximately $550,000.

    Eastside Bank is located at 2019 Scenic Highway, Snellville, Georgia, 30278. In 1989, Eastside purchased an approximately 1.76 acre tract of land in Snellville, Georgia. The purchase price of the property was approximately $800,000.

    Eastside's principal offices are located in a building of approximately 17,200 square feet. The total cost of the facility, including all furnishings, site preparation, landscaping, paving, security equipment and automatic teller machine, was approximately $2,700,000.

Patents, trademarks, etc.

    Westside Bank holds a registration for a service mark issued by the State of Georgia on September 4, 1990 for the mark "Westside Bank" (and its design logo). Eastside Bank holds a registration for a service mark issued by the State of Georgia on September 4, 1990 for the mark "Eastside Bank" (and its design logo). Both service marks are good for an initial period of ten years and application may be made for a renewal period of ten years. The Banks do not hold a federal registration for its service mark. Other than their Georgia service mark, the banks hold no patents, trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises, or concessions.

EMPLOYEES

    As of March 1, 1997, the Westside Bank had a total of 23 full-time and 14 part-time employees. Eastside Bank had a total of 23 full-time and 11 part-time employees. These employees are provided with fringe benefits in varying combinations, including health, accident, disability and life insurance plans. In the opinion of management, the Banks enjoy excellent relations with their employees.

                          SUPERVISION AND REGULATION

THE COMPANY

    As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the Federal Bank Holding Company Act. The Federal Reserve may also conduct examinations of the Company and each of its subsidiaries.

    The Georgia Financial Institutions Code requires annual registration with the Georgia Department of Banking and Finance by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations, management of intercompany relationships of the bank and such other information as is necessary to keep itself informed as to whether the institution is in compliance with the provisions of Georgia law and the regulations and orders issued thereunder by The Department.

THE BANKS

    The Banks operate as banks organized under the laws of the State of Georgia subject to examination by The Department. The Department regulates all areas of each Bank's commercial banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches and other aspects of operations.

    The Banks are also insured and regulated by the FDIC. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve to determine the condition of such banks for insurance purposes. The FDIC also approves conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured nonmember state bank.

    Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with any extension of credit or provision of any property or services.

CAPITAL REQUIREMENTS

    Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 (primarily shareholder equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). There are two measures of capital adequacy for bank holding companies and their subsidiary banks, the leverage ratio and the risk-based capital requirements. Bank holding companies and their subsidiary banks must maintain a minimum Tier 1 leverage ratio of 4%. In addition, Tier 1 capital must equal 4% of risk-weighted assets and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth or making acquisitions as well as institutions with supervisory or operational weakness will be expected to maintain capital positions well above these minimum levels.

    Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business.

    The following table reflects the Company and the banks' compliance with regulatory capital requirements at December 31, 1996:

                                                                     ACTUAL                 REQUIRED                 EXCESS
                                                              -----------------------  ---------------------  ---------------------
                                                              AMOUNT         %         AMOUNT        %         AMOUNT         %
                                                           ------------  ---------    ----------  ---------  ------------  --------
Leverage capital
   Consolidated..........................................    14,705,000      10.03%  5,864,000       4.00%    8,841,000       6.03%
   Westside Bank.........................................     7,879,000       8.77   3,594,000       4.00     4,285,000       4.77
   Eastside Bank.........................................     6,628,000      11.68   2,270,000       4.00     4,358,000       7.68

Risk-based core capital:
   Consolidated..........................................    14,705,000      14.42%  4,079,000       4.00%   10,626,000      10.42%
   Westside Bank.........................................     7,879,000      14.20   2,219,000       4.00     5,660,000      10.20
   Eastside Bank.........................................     6,628,000      14.26   1,859,000       4.00     4,769,000      10.26

Risk-based total capital:
   Consolidated..........................................    15,800,000      15.50%  8,155,000       8.00%    7,645,000       7.50%
   Westside Bank.........................................     8,527,000      15.37   4,438,000       8.00     4,089,000       7.37
   Eastside Bank.........................................     7,075,000      15.22   3,719,000       8.00     3,356,000       7.22

MONETARY POLICY

    Banking is a business that depends on interest rate differentials. In general, the difference between the interest rates paid by the Banks on its deposits and other borrowings and the interest rate received on loans extended to customers and on securities held in its portfolio comprises the major portion of the Bank's earnings.

    The earnings and growth of the Banks and the Company are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation or combat recession, by its open market operations in United States government securities, limitations upon savings and time deposit interest rates, adjustment in the amount of industry reserves that banks and other financial institutions are required to maintain and adjustments to the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted with certainty.

FDIC INSURANCE ASSESSMENTS

    Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.32% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.d., 1.25%) within a specified period of time.

    Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for

SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

    Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

    A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

    In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c)a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January
1, 1997, FICO assessments will be imposed on both BIF and SAIF insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January 2000 BIF and SAIF insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined on that date.

    Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

THE RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT

    In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") became law. The Interstate Banking Act has two major provisions regarding the merger, acquisition and operation of banks across state lines. First it provides that effective September 29, 1995, adequately capitalized and managed bank holding companies will be permitted to acquire banks in any state. In addition, the Interstate Banking Act provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging banks in different states. The State of Georgia has enacted legislation in connection with the Interstate Banking Act which requires that a bank located within the State must be in existence for a period of five (5) years before it may be acquired by an out-of-State institution. This State legislation also requires out-of-State institutions to purchase an existing bank or branch in the State rather than starting a de novo bank.

GEORGIA INTERSTATE BRANCHING ACT

    In February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Branching Act will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an Interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

PROPOSED LEGISLATION

    Bills are regularly introduced in the United States Congress that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed legislation will be adopted or the extent to which the business of the Company and the Bank may be affected thereby.

OFFICERS

    The following table sets forth certain information with respect to the officers of the Registrant:


NAME                                                                             OFFICER
(AGE)                                     POSITION WITH THE REGISTRANT           SINCE
-----                                     --------------------------------    -----------
Edward C. Milligan                        Chairman, President & CEO               1994
     (52)

Barbara J. Bond                           Secretary                               1994
     (48)

ITEM 2. DESCRIPTION OF PROPERTY

    The principal properties of the Registrant consist of the properties of the Banks. For a description of the properties , see "Item 1 - Description of Business" included elsewhere in this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

    Neither the registrant nor its subsidiary banks are a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Banks, nor to the knowledge of the management of the registrant are any such proceedings contemplated or threatened against it or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) Prior to August 1995, there was no public market for the registrants common stock.

     In 1995, the Board of Directors voted to allow J. C. Bradford & Company to be the principal market maker for the Company's common stock. The stock is traded in the over-the-counter market and is quoted on the NASDAQ Bulletin Board under the symbol FSLB. The following table sets forth the high and low bid prices for the period indicated:


                   MARKET PRICE PER                                      FOURTH           THIRD
                    COMMON SHARE                                         QUARTER         QUARTER
               ------------------------                                 ----------       ---------

                        1996
                        ----
                        High...........................................   $   17.00    $  15.375
                        Low............................................   $   14.00    $   13.75

    (b) As of March 14, 1997, there were approximately 857 shareholders of record of the registrant's common stock.

    (c) During 1996, the company paid cash dividends on its common stock of $0.26 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                                                        FOR THE YEAR ENDED DECEMBER 31
                                                             -----------------------------------------------------
SELECTED INCOME STATEMENT DATA                                 1996       1995       1994       1993       1992
-----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------

                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income......................................  $  10,432  $   9,705  $   7,491  $   6,007  $   5,909

Total interest expense.....................................      4,393      4,087      2,916      2,678      2,970
Net interest income........................................      6,039      5,618      4,575      3,329      2,939
Provision for loan losses..................................        137        256        257        134        318

Net interest income after provision for loan losses........      5,902      5,362      4,318      3,195      2,621
Other operating income.....................................        760        571        513        538        449
Net income.................................................      1,509      1,616      1,209        854        310
Net income per share.......................................       1.09       1.17       1.00        .71        .26

Dividends per share........................................        .26       0.07        .06         --         --
Selected Balance Sheet Data
Total loans................................................  $  83,726  $  73,148  $  63,897  $  52,333  $  46,316
Total assets...............................................    136,706    121,172    100,860     92,937     73,740
Total deposits.............................................    120,540    106,465     88,172     81,410     64,240
Shareholders' equity.......................................     14,742     13,591     12,160     11,246     10,284

GENERAL

    On December 21, 1995, the Boards of Directors of Eastside Holding Corporation, the only shareholder of The Eastside Bank & Trust Company, and Westside Financial Corporation, the only shareholder of The Westside Bank & Trust Company, executed a definitive agreement to merge the two holding companies, with Westside Financial Corporation surviving. The merger was consummated on July 31, 1996, at which time Westside Financial Corporation changed its name to First Sterling Banks, Inc. Each bank retained its Board of Directors, management and trade name. The proposed merger was approved by federal and state bank holding company regulators and a majority of the shareholders of Eastside Holding Corporation. Eastside Bank began operations on January 22, 1990, Westside Bank began operations on May 14, 1990.

RESULTS OF OPERATIONS

    The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and securities losses, to generate non-interest income and to control non-interest expense. Interest rates are determined by general economic conditions and competition. Net interest income is determined by the Bank's ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.

    The major component of consolidated earnings is net interest income, or the difference between interest income on earning assets and interest paid on interest bearing liabilities. The key performance measure for net interest income is the net interest margin. Net interest margin is net interest income expressed as a percentage of average earning assets.

    Net interest income for the year ended December 31, 1996 was $6,039,383 an increase of $421,568 or 7.5% compared to December 31, 1995. The increase in net interest income is largely attributable to a $6,586,000 or 6.14% increase in average earning assets and an improved net interest margin. The average yield on earning assets was 9.17% compared to 9.05% in 1995.

    The Banks' average cost of funds was 4.71% in 1996 as compared to 4.57% in 1995. Average interest bearing liabilities increased $3,825,000 or 4.27% over 1995. As in previous years, the increase in interest bearing liabilities and average earning assets was significantly affected by seasonal deposits at Westside Bank. Seasonal deposits have been maintained at the bank since its opening in 1990, and the bank has no reason to believe that this will change. However, it would be impossible to project the future balances of seasonal deposits as they have fluctuated significantly in the past. Average non-interest bearing deposits increased $3,124,000 or 22% over 1995.

    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate based upon the growth of the loan portfolio and management's desire to provide adequately for inherent risk in the loan portfolio. The provision for loan losses charged to earnings amounted to $137,500 in 1996 and $256,000 in 1995.

    The banks had net charge-offs of $57,938 in 1996 compared to net charge-offs of $145,142 in 1995. The allowance for loan losses as a percentage of total loans outstanding at December 31, 1996 and 1995 amounted to 1.31% and 1.39% respectively.

    Bank management closely monitors the loan portfolio and the underwriting of loans and considers the allowance for loan losses to be conservative yet reasonable given the nature of each Bank's loan portfolio. An independent third party performs periodic reviews of the loan portfolio, at least semi-annually. Management intends to continue maintaining an adequate allowance for loan losses in relation to loans outstanding in the future based on management's evaluation of the loan portfolio under prevailing economic conditions, underlying collateral value securing loans and such other factors as management deems appropriate.

    Following is a comparison of non-interest income for 1996 and 1995:

                                                                            1996       1995
                                                                        ----------  ----------
Service charges on deposit accounts...................................  $  371,211  $  342,477
Gain on sale of loans.................................................     237,247     141,141
Other income..........................................................     155,353      87,741
Net realized losses on securities.....................................      (4,157)         --
                                                                        ----------  ----------
                                                                        $  759,654  $  571,359
                                                                        ----------  ----------
                                                                        ----------  ----------

    Non-interest income consists primarily of service charges on deposit accounts, gains on the sale of SBA (Small Business Administration) loans into the secondary market, customer service fees, gains (losses) on investment securities transactions and miscellaneous other income.

    Following is an analysis of non-interest expense for 1996 and 1995:

                                                                         1996          1995
                                                                    ------------  ------------
Salaries and employee benefits....................................  $  2,250,272  $  1,871,564
Occupancy and equipment expense...................................       525,897       447,887
Deposit insurance premiums........................................         4,000       104,156
Data processing fees..............................................       197,125       192,963
Directors Fees....................................................       140,225        81,050
Merger expenses...................................................       131,632            --
Other expense.....................................................     1,031,323       925,806
                                                                    ------------  ------------
                                                                    $  4,280,474  $  3,623,426
                                                                    ------------  ------------
                                                                    ------------  ------------

    Non-interest expense increased $657,048 or 18% over 1995. Non-recurring merger expenses account for $131,323 or 20% of the increase. Non-interest expense consists primarily of salaries and other employee benefits, occupancy expense, and other operating costs. Personnel expense increased $378,708 over 1995. This increase is primarily attributable to Westside Bank opening a fully staffed branch office, and Eastside Bank paying bonuses in 1996 significantly higher than 1995. At December 31, 1996, the company employed 46 full-time employees and 25 part-time employees. Bonus expense increased $68,335 over 1995. Directors fees increased $49,175 over 1995. Management salaries, bonuses and directors fees were reviewed by an independent third party consultant and adjustments made where appropriate. Directors are paid for each board meeting attended, and outside directors are paid for each committee meeting attended. It is the intention of management and the board to continue to offer salaries and other benefits competitive with other banks, and reward individuals based on the performance of the Bank. Other expense increased $105,517 or 11.40% over 1995. Net income after tax decreased $106,816 or 6.61% from 1995. Tax expense in 1996 was $872,085 as compared to $693,954 in 1995, an increase of 25.67%. Much of this increase is attributable to the fact that Eastside Bank did not begin accruing tax until mid 1995, when it had used all available net operating loss carrryforwards. Net income before taxes increased $71,315. or 3.09% over 1995.

    The following tables set forth the amount of the Company's average earning assets and interest-bearing liabilities, together with related interest income and expense and average rates for 1996 and 1995:

AVERAGE BALANCES AND NET INCOME ANALYSIS

    The condensed average balance sheets for the period indicated are presented below:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                    1996            1995
                                                               --------------  --------------
       ASSETS
Cash and due from banks......................................  $    5,953,000  $    5,195,000
Interest-bearing deposits in banks...........................          48,000              --
Taxable Securities...........................................      19,872,000      19,825,000
Nontaxable Securities........................................       2,230,000       1,099,000
Federal funds sold...........................................      10,200,000      12,066,000
Securities purchased under agreement to resell...............       2,334,000       6,556,000
Loans (1)....................................................      79,131,000      67,683,000
Reserve for loan losses......................................      (1,065,000)       (908,000)
Other assets.................................................       6,884,000       5,859,000
                                                               --------------  --------------
     Total Assets............................................  $  125,587,000  $  117,375,000
                                                               --------------  --------------
                                                               --------------  --------------
Total earning assets.........................................  $  113,815,000  $  107,229,000
                                                               --------------  --------------
                                                               --------------  --------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing demand................................  $   17,328,000  $   14,204,000
Interest-bearing demand and savings..........................      35,705,000      37,410,000
   Time......................................................      57,398,000      52,078,000
                                                               --------------  --------------
     Total deposits..........................................     110,431,000     103,692,000
Federal funds purchased and securities sold under agreement
  to repurchase..............................................         210,000        --
Other liabilities............................................         956,000         735,000
                                                               --------------  --------------
     Total liabilities.......................................  $  111,597,000     104,427,000
                                                               --------------  --------------
Stockholders' equity.........................................  $   13,990,000  $   12,948,000
                                                               --------------  --------------
     Total Liabilities and Stockholders' equity..............  $  125,587,000     117,375,000
                                                               --------------  --------------
                                                               --------------  --------------
Total interest-bearing liabilities...........................  $   93,313,000  $   89,488,000
                                                               --------------  --------------
                                                               --------------  --------------

------------------------

(1) Average loans include non-accrual loans, if any.

 INTEREST INCOME AND INTEREST EXPENSE

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                                     1996                    1995
                                                                            ----------------------  ----------------------

                                                                                         AVERAGE                 AVERAGE
                                                                            INTEREST      RATE      INTEREST      RATE
                                                                            ---------  -----------  ---------  -----------
                                                                                        (DOLLARS IN THOUSANDS)
INTEREST INCOME:
   Interest and fees on loans (1).........................................  $   8,439       10.66%  $   7,349       10.86%

   Interest on investment securities:
     Taxable Securities...................................................      1,229        6.18       1,240        6.25
     Nontaxable Securities................................................        108        4.84          52        4.73
     Interest on Federal funds sold.......................................        538        5.27         699        5.79
     Interest on securities purchased under agreement to resell...........        115        4.93         365        5.57
     Interest on deposits in banks........................................          3        6.25          --          --
                                                                             ---------     ---------    --------    -------
     Total interest income................................................  $  10,432        9.17    $  9,705        9.05
                                                                             ---------     ---------    --------    -------
INTEREST EXPENSE:
     Interest on savings and interest-bearing demand deposits.............  $   1,031        2.89%   $  1,060        2.83
     Interest on time deposits............................................      3,352        5.84       3,027        5.81
     Interest on Federal funds purchased and securities sold under
     agreement to repurchase..............................................         10        4.76          --          --
                                                                             ---------     ---------   ---------    -------
     Total interest expense...............................................  $   4,393        4.71    $   4,087        4.57
                                                                             ---------     ---------   ---------    -------

NET INTEREST INCOME.......................................................  $   6,039                $  5,618
                                                                             ---------                 ---------
                                                                             ---------                 ---------
     Net interest spread..................................................                   4.46%                   4.48%
                                                                                           ---------                -------
                                                                                           ---------                -------
     Net yield on average interest-earning assets.........................                   5.31%                   5.24%
                                                                                           ---------                -------
                                                                                           ---------                -------


(1) In computing yields on earning assets, the average balances of non-accruing loans are included in the average balances, and loan fees of $728,761 and $486,535 for the years ended December 31, 1996 and 1995, respectively, are included in interest income.

RATE AND VOLUME ANALYSIS

    The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributable to rate. Changes reflected herein may differ slightly from actual changes due to rounding.

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------
                                                                                       1996         V.S.        1995
                                                                                     INCREASE      CHANGES     DUE TO
                                                                                    (DECREASE)      RATE       VOLUME
                                                                                    -----------  -----------  ---------

                                                                                          (DOLLARS IN THOUSANDS)
Increase (decrease) in:
   Income from earning assets:
     Interest and fees on loans..................................................   $   1,090    $    (153)  $   1,243
   Interest on investment securities:
     Taxable.....................................................................         (11)         (14)          3
     Nontaxable..................................................................          56            2          54
     Interest on Federal funds sold..............................................        (161)         (53)       (108)
     Interest on securities purchased under agreement to resell..................        (250)         (15)       (235)
     Interest on deposits in other banks.........................................           3           --           3
                                                                                     -----------       -----   ---------
        Total interest income....................................................   $     727    $    (233)  $     960
                                                                                    -----------       -----   ---------
                                                                                    -----------       -----   ---------
     Expense from interest-bearing liabilities
     Interest on interest-bearing demand and savings deposits....................   $     (29)   $      19   $     (48)

     Interest on time deposits...................................................         325           16         309
     Interest on Federal funds purchased and securities sold under
      agreement to repurchase....................................................          10           --          10
                                                                                    -----------       -----   ---------
        Total interest expense...................................................   $     306    $      35   $     271
        Net interest income......................................................   $     421    $    (268)  $     689
                                                                                    -----------       -----   ---------
                                                                                    -----------       -----   ---------

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------
                                                                                       1995         V.S.        1994
                                                                                     INCREASE      CHANGES     DUE TO
                                                                                    (DECREASE)      RATE       VOLUME
                                                                                    -----------  -----------  ---------

                                                                                          (DOLLARS IN THOUSANDS)
Increase (decrease) in:
   Income from earning assets:
     Interest and fees on loans..................................................   $   1,299    $     586   $     713
Interest on investment securities:
     Taxable.....................................................................         217           97         120
     Nontaxable..................................................................          37           12          25
     Interest on Federal funds sold..............................................         334          178         156
     Interest on securities purchased under agreement to resell..................         326           63         263
                                                                                    -----------       -----   ---------
        Total interest income....................................................   $   2,213    $     936   $   1,277
                                                                                    -----------       -----   ---------
                                                                                    -----------       -----   ---------
     Expense from interest-bearing liabilities
     Interest on interest-bearing demand and savings deposits....................   $     261    $      81   $     180
     Interest on time deposits...................................................         914          516         398
     Interest on Federal funds purchased and securities sold under
      agreement to repurchase....................................................          (4)      --              (4)
                                                                                    -----------       -----   ---------
        Total interest expense...................................................   $   1,171    $     597   $     574
                                                                                    -----------       -----   ---------
        Net interest income......................................................   $   1,042    $     339   $     703
                                                                                    -----------       -----   ---------
                                                                                    -----------       -----   ---------

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is the ability of the company to meet the cash flow requirements of customers and fund its commitments. The Company's primary sources of funds are increases in deposits, loan repayments, sales and maturities of investments and net income. The Company actively manages its liquidity position by matching maturities and interest rate sensitivity in asset and liability portfolios. Further, the Banks maintain relationships with correspondent banks which could provide funds to them on short notice, if needed. In January 1996, Westside Bank joined the Federal Home Loan Bank of Atlanta which will also provide an alternative source of funding.

    The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by those regulatory authorities, the Bank's liquidity ratios at December 31, 1996 were considered satisfactory. At December 31, 1996, investment securities with a book value of $1,620,880 were scheduled to mature within one year. These investments, along with federal funds sold and securities purchased under agreement to resell of $18,780,000 as of December 31, 1996, will provide a ready source of funds. At December 31, 1996, the Company's and the Bank's capital asset ratios were considered adequate based on guidelines established by the regulatory authorities. During 1996, the Company increased its capital by retaining net earnings of $1,168,194 after dividend payments of $340,784. At December 31, 1996, total capital of the Company amounted to $14,742,369.

    On September 20, 1995, the Board of Directors of Westside Financial unanimously approved a stock redemption plan to redeem up to 60,000 shares of its common stock. A total of 25,000 shares were repurchased for $415,000 prior to the termination of the repurchase plan which occurred before the execution of a letter of intent in regard to the proposed merger. On February 26, 1997 the Board of Directors of First Sterling Banks, Inc. approved a stock redemption plan to redeem up to 35,000 shares of its common stock at a price not to exceed $18.00 per share. As of March 7, 1997, 35,000 shares had been repurchased for $618,875, an average price of $17.6821 per share.

    Management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.

MATURITIES

    The following table sets forth the maturity distribution by amortized cost, of securities according to type of security and contractual maturity:

                      MATURITY DISTRIBUTION OF SECURITIES
                               DECEMBER 31, 1996

                                                             AVAILABLE FOR SALE            HELD TO MATURITY
                                                           AMORTIZED        FAIR        AMORTIZED        FAIR
                                                             COST           VALUE          COST         VALUE
                                                         -------------  -------------  ------------  ------------
Due in one year or less................................  $   1,620,880  $   1,626,567  $  1,250,711  $  1,250,672
Due from one year to five years........................      8,123,631      8,140,110     2,247,628     2,210,804
Due from five to ten years.............................      2,667,989      2,693,973       --            --
Due after ten years....................................      1,193,570      1,208,586       --            --
Mortgage-backed securities.............................      5,207,151      5,202,283       --            --
Equity securities......................................        269,200        269,200       --
                                                         -------------  -------------  ------------  ------------
                                                         $  19,082,421  $  19,140,719  $  3,498,339  $  3,461,476
                                                         -------------  -------------  ------------  ------------
                                                         -------------  -------------  ------------  ------------

    Securities with a carrying value of $12,027,000 and $13,469,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.



    The following table represents the composition of the Bank's loan portfolio according to the purpose of the loan and/or repayment terms:

                                                                 DECEMBER 31,   DECEMBER 31,
                                                                     1996           1995
                                                                 -------------  -------------
Commercial, financial and agricultural.........................  $  19,853,352  $  14,349,228
Real estate--construction and land development.................     21,791,259     20,694,525
Real estate--Mortgage..........................................     34,224,333     29,385,856
Installment and other consumer.................................      8,223,197      9,039,439
                                                                 -------------  -------------
                                                                    84,092,141     73,469,048
Net deferred loan fees.........................................       (366,402)      (321,415)
                                                                 -------------  -------------
                                                                    83,725,739     73,147,633
                                                                 -------------  -------------
Less reserve for possible loan losses..........................     (1,094,621)    (1,015,059)
                                                                 -------------  -------------
Net loans......................................................  $  82,631,118  $  72,132,574
                                                                 -------------  -------------
                                                                 -------------  -------------





                    SUPPLEMENTAL MATURITY SCHEDULE OF LOANS

                               DECEMBER 31, 1996

                                                                          OVER ONE
                                                            ONE YEAR      THROUGH         OVER
                                                            OR LESS      FIVE YEARS    FIVE YEARS       TOTAL
                                                          ------------  ------------  ------------  -------------
Commercial and industrial...............................  $  9,815,151  $  4,985,075  $  5,053,126  $  19,853,352
Real estate - construction and land development..........   20,708,032       482,566       600,661     21,791,259
Real estate - mortgage...................................    5,801,793    16,191,788    12,230,752     34,224,333
Installment and other consumer..........................     3,051,432     4,655,673       516,092      8,223,197

NON-PERFORMING LOANS

    There were $322,992 non-accrual loans at December 31, 1996 and $86,781 at December 31, 1995. Accrual of interest is discontinued when management believes after considering economic and business conditions and collection efforts, that the ultimate collection of interest is doubtful.

    Effective January 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 114 and, as amended, No. 118, "Accounting by Creditors for Impairment of a Loan". The statement prescribes that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The statement had no material effect on the financial statements of the Company as of December 31, 1996.

DEPOSITS

    The following table represents the composition of the Bank's deposit accounts, for the periods indicated:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------------
                                                                                    1996                    1995
                                                                           ----------------------  ----------------------

                                                                           AVERAGE     AVERAGE     AVERAGE     AVERAGE
                                                                            AMOUNT       RATE       AMOUNT       RATE
                                                                           ---------  -----------  ---------  -----------
                                                                                       (DOLLARS IN THOUSANDS)
Noninterest-bearing deposits.............................................  $  17,328          --%  $  14,204          --%
Interest-bearing demand and savings deposits.............................     35,705        2.89      37,410        2.83
Time deposits............................................................     57,398        5.84      52,078        5.81

    MATURITY SCHEDULE OF TIME DEPOSITS OVER $100,000
                   December 31, 1996

Three months or less...........................................  $5,783,606
Three months to six months.....................................   3,324,299
Six months to twelve months....................................   2,923,372
Over twelve months.............................................   2,948,685
Total..........................................................  $14,979,962
                                                                 ----------
                                                                 ----------




                        SUMMARY OF LOAN LOSS EXPERIENCE

    The provision for possible loan losses is based upon the growth of the loan portfolio and management's desire to provide adequately for inherent risk in the loan portfolio.

    Both banks have an internal rating system used for calculating the required reserve based on the type of loan and the assigned risk code. For loans which are classified "sub-standard" or lower, a portion of the Allowance for Loan Losses is allocated to them dependent upon the amount of estimated exposure.

    The provision for loan losses charged to operations was $137,500 during the year ended December 31, 1996, compared to $256,000 in 1995. During 1996, the Bank had net charge-offs of $57,938. There were net charge-offs of $145,142 in 1995.

    An analysis of the allowance for loan losses follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Average amount of loans outstanding............................  $  79,130,991  $  67,683,000
                                                                 -------------  -------------
                                                                 -------------  -------------
Balance of reserve for possible loan losses at beginning of
  period.......................................................  $   1,015,059  $     904,201
Provision charged to operating expense.........................        137,500        256,000
Recoveries:
Commercial, financial and agricultural.........................          2,825         11,000
Real estate--construction and land development.................         13,737
Real estate--mortgage..........................................       --               13,000
Installment and other consumer.................................          5,798          6,582
                                                                 -------------  -------------
Total recoveries...............................................  $      22,360  $      30,582
                                                                 -------------  -------------
Less chargeoffs:
Commercial, financial and agricultural.........................         24,709         84,775
Real estate--construction and land development.................          5,722       --
Real estate--mortgage..........................................       --               65,000
Installment and other consumer.................................         49,867         25,949
                                                                 -------------  -------------
Total chargeoffs...............................................  $      80,298  $     175,724
                                                                 -------------  -------------
Net chargeoffs.................................................  $      57,938        145,142
                                                                 -------------  -------------
Balance of reserve for possible loan losses at end of period...  $   1,094,621  $   1,015,059
                                                                 -------------  -------------
                                                                 -------------  -------------
Ratio of net loan chargeoffs to average loans..................            .07%           .21%
                                                                 -------------  -------------
                                                                 -------------  -------------

COMMITMENTS AND LINES OF CREDIT

    In the ordinary course of business, the Bank has granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Bank's Board of Directors. The Bank has also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Bank adheres to the same credit and collateral policies for these off balance sheet commitments as they do for financial instruments that are recorded in the financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    The Banks had outstanding unfunded commitments at December 31, 1996, as follows:

Commercial, financial and agricultural.........................  $ 7,575,809
Real estate--construction and land development.................   10,575,952
Real estate--mortgage..........................................    4,527,250
Installment and other consumer.................................    1,539,135
Standby letters of credit......................................      298,000
                                                                  ----------
                                                                 $24,516,146
                                                                 -----------
                                                                 -----------


 ASSET/LIABILITY MANAGEMENT

    The following table sets forth the distribution of the repricing of the Banks' earning assets and interest-bearing liabilities as of December 31, 1995, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

    The objective of interest rate sensitivity management is to minimize the effect of interest rate changes on net interest margins while maintaining net interest income at acceptable levels. The major factors that are used to manage interest rate risk include the mix of fixed and floating interest rates, pricing and maturity patterns for all asset and liability accounts.

                                                                  AFTER THREE   AFTER ONE
                                                                  MONTHS BUT    YEAR BUT
                                                      WITHIN        WITHIN       WITHIN       AFTER
                                                   THREE MONTHS    ONE YEAR    FIVE YEARS   FIVE YEARS    TOTAL
                                                   -------------  -----------  -----------  ----------  ----------
Earning assets:
Interest-bearing deposits in banks...............    $      13     $     100    $     --       $   --   $      113
Federal funds sold...............................       18,780           --           --           --       18,780
Securities.......................................          770         3,360       12,428        6,081      22,639
Loans............................................       52,970         6,929       19,819        4,008      83,726
                                                   -------------  -----------  -----------  ----------  ----------
Total rate sensitive assets .....................    $  72,533     $  10,389    $  32,247      $10,089  $  125,258
                                                   -------------  -----------  -----------  ----------  ----------
Interest-bearing liabilities:
Interest-bearing demand deposits.................    $  40,005     $     --     $     --    $      --   $   40,005
Savings accounts.................................        3,795           --           --           --        3,795
Time deposits....................................       22,093        24,037       11,902          --       58,032
Other interest bearing liabilities...............          606           --           --           --          606
                                                   -------------  -----------  -----------  ----------  ----------
Total Rate sensitive liabilities.................    $  66,499     $  24,037    $  11,902   $      --   $  102,438
                                                   -------------  -----------  -----------  ----------  ----------
Interest rate sensitivity GAP....................    $   6,034     $ (13,648)   $  20,345   $   10,089
                                                   -------------  -----------  -----------  ----------
                                                   -------------  -----------  -----------  ----------
Cumulative interest rate sensitivity GAP.........    $   6,034     $  (7,614)   $  12,731   $   22,820
                                                   -------------  -----------  -----------  ----------
                                                   -------------  -----------  -----------  ----------
GAP as % of assets...............................         4.41%        (9.98%)      14.88%        7.38%
Cumulative GAP as a % of assets..................         4.41%        (5.57%)       9.31%       16.69%
Interest Rate Sensitivity GAP ratio..............       109.07%        43.22%      270.94%          --
Cumulative interest rate sensitivity GAP ratio...       109.07%        91.59%      112.43%      122.28%

                   RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

    The following rate of return information for the periods indicated is presented below:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                                    1996            1995
                                                                                  ---------       ---------
Return on assets (1).........................................................       1.20%           1.38%
Return on equity (2).........................................................      10.79%          12.48%
Dividend payout ratio (3)....................................................      23.85%           5.98%
Equity to assets ratio (4)...................................................      11.14%          11.03%


(1) Net income divided by average total assets.

(2) Net income divided by average equity.

(3) Dividends declared per share divided by net income per share.

(4) Average equity divided by average total assets.

ITEM 7. FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries are included on page 1 through 29 of this Annual Report on Form 10-KSB.

    Consolidated Balance Sheets--December 31, 1996 and 1995

    Consolidated Statements of Income--Years Ended December 31, 1996 and 1995

    Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1996 and 1995

    Consolidated Statements of Cash Flows--Years Ended December 31, 1996 and
1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    During 1996, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The following table sets forth the respective names, ages and positions with the Company and the Bank, other directorships and principal occupations of the members of the Board of Directors and the executive officers of the Company and the Banks.

                                                            POSITION(S)
                                                           WITH THE COM-                       PRINCIPAL OCCUPATION
NAME                                    AGE                PANY AND BANK                    DURING THE PAST FIVE YEARS
----------------------------------      ---      ----------------------------------     ----------------------------------
Barbara J. Bond                         48       Senior V.P. of Westside Bank           Ms. Bond serves as Senior Vice
                                                 Secretary of Company and               President and Senior Operations
                                                 Westside Bank                          Officer of Westside Bank and has
                                                                                        served in such capacities since the
                                                                                        organization of Westside. Ms. Bond
                                                                                        has served as Secretary of the
                                                                                        Bank and the Company since
                                                                                        September 1991 and March 1994,
                                                                                        respectively.

Harry L. Hudson, Jr.                    53       Director of Company and Chairman       Mr. Hudson is currently serving as
                                                 of Eastside Bank                       Chairman of the Board of Directors
                                                                                        of Eastside Bank, an office he has
                                                                                        held since February 1993. Mr.
                                                                                        Hudson has been employed by State
                                                                                        Farm Insurance since January 1,
                                                                                        1970. He has served as Agent,
                                                                                        Agency Manager, and Agency Field
                                                                                        Executive.

The Honorable P. Harris Hines           53       Director of Company and Chairman       Judge Hines has served as chairman
                                                 of Westside Bank                       of the Board of Directors of
                                                                                        Westside Bank since April 1992.
                                                                                        From January 1, 1983 until July
                                                                                        26, 1995, Judge Hines served as a
                                                                                        Judge of the Superior Court of
                                                                                        Cobb County. Since July 26, 1995,
                                                                                        Judge Hines has served as a
                                                                                        Justice of the Supreme Court of
                                                                                        the State of Georgia. Judge Hines
                                                                                        is a Trustee of the Kennesaw State
                                                                                        College Foundation and is a past
                                                                                        member of the Judicial Council of
                                                                                        Georgia.


                                                            POSITION(S)
                                                           WITH THE COM-                    PRINCIPAL OCCUPATION
NAME                                    AGE                PANY AND BANK                 DURING THE PAST FIVE YEARS
----------------------------------      ---      ----------------------------------  ----------------------------------
Edward C. Milligan                      52       Chairman, President and CEO            Mr. Milligan has served as
                                                 of Company; President, CEO and         President and Chief Executive
                                                 Director of Westside Bank; Director    Officer of Westside since its
                                                 of Eastside Bank                       organization. Mr. Milligan has
                                                                                        served as President and CEO of the
                                                                                        Company since its organization in
                                                                                        March 1994. Mr. Milligan has
                                                                                        served as a Director of Eastside
                                                                                        Bank since August 1996.

John S. Thibadeau, Jr.                  49       Director of Company and Eastside       Since 1973, Mr. Thibadeau has been
                                                 Bank                                   president of Deauton Corporation,
                                                                                        a real estate Construction and
                                                                                        development firm. As a licensed
                                                                                        real estate broker, Mr. Thibadeau
                                                                                        is an officer and principal in
                                                                                        Thibadeau Burton Realty and serves
                                                                                        as Vice-President of University
                                                                                        Inn Operating Co., a hotel motel
                                                                                        management firm.

Benjamin H. Wofford, M.D.               58       Director of Company and Westside       Dr. Wofford served as Chairman of
                                                 Bank                                   the Board of Directors of Westside
                                                                                        Bank from its organization until
                                                                                        April, 1991. Since 1970, Dr.
                                                                                        Wofford has been a physician
                                                                                        specializing in plastic and
                                                                                        cosmetic surgery in Marietta,
                                                                                        Georgia. Dr. Wofford is a member
                                                                                        of the Medical Association of
                                                                                        Georgia, Georgia Society of
                                                                                        Plastic Surgeons, Southeastern
                                                                                        Society of Plastic &
                                                                                        Reconstructive Surgeons, and
                                                                                        American Society of Plastic and
                                                                                        Reconstructive Surgeons.

    No director of the Company or the Bank is related to any other director or executive officer. No director of the Company or the Bank is an active director or executive officer of another bank, savings and loan association, credit union or bank or savings and loan holding company.

                        ITEM 10. EXECUTIVE COMPENSATION

    In August 1995, the Company and Westside Bank jointly entered into an employment agreement with Edward C. Milligan. The term of the Agreement is a continuing term of two years which is automatically extended each day for an additional day so that the remaining term shall continue to be two years. In the event Mr. Milligan's employment is involuntarily terminated prior to a "Change in Control," Mr. Milligan shall be paid a lump sum equal to one (1) times the annual base salary paid to him over the previous twelve month period, plus a lump sum amount equal to one (1) times the annual incentive cash bonus paid to him over the previous twelve (12) month period. In the event
Mr. Milligan is terminated without cause after a Change in Control or voluntarily terminates his employment for good reason, he shall be paid the following amounts: a lump sum equal to two (2) times the annual base salary and the annual incentive cash bonus paid to him over the previous twelve (12) month period. In addition, Mr. Milligan shall be entitled to participate for the shorter of a period of twelve (12) months or twenty-four (24) months respectively, from the date of such termination or until such time as the officer is employed by another employer in all welfare benefit plans practices, policies and programs at least as favorable as the most favorable of such plan, practices, policies and programs in effect at any time during the ninety (90) day period preceding his termination.

    During 1996, the Directors received $140,225 for their service as Directors of the Banks.

    The following information is furnished with respect to the Chief Executive Officer and each executive officer of the Company and the Banks who had cash and cash equivalent forms of remuneration from the Bank which exceeded $100,000 for each of the three years ended December 31, 1996, and all executive officers of the Company and the Banks as a group.

                                                                                                         LONG-TERM
                                                                                                       COMPENSATION
                                                                                                        SECURITIES
                                                                                                        UNDERLYING
                                                                                            OTHER        OPTIONS/
POSITION                                                YEAR       SALARY      BONUS    COMPENSATION      SAR (#)
----------------------------------------------------  ---------  ----------  ---------  -------------  -------------
Edward C. Milligan                                         1996  $  122,136  $  42,000   $     7,882           0
President & CEO                                            1995     117,425     34,800         5,348       7,380
Westside Bank                                              1994     110,005     22,000         4,445           0

Reggie D. Cox,                                             1996     100,000     16,500        10,050       5,000
President & CEO                                            1995      96,000      1,000         7,400
Eastside Bank                                              1994      85,000        --          6,000       4,000

All Executive Officers                                     1996     438,423    103,160         2,014        8,500
 as a Group                                                1995     421,358     66,900         2,321       18,450
                                                           1994     390,514     43,000         1,660        6,000


(1) Includes Bank's contribution to the 401(k) Plan, directors fees ($5,500) paid to Mr. Milligan, directors fees ($4,505) and an auto allowance ($6,000) paid to Mr. Cox and an auto allowance ($6,000) paid to other executive officer.

(2) Includes Bank's contribution to the 401(k) Plan, directors fees ($3,000) paid to Mr. Milligan, directors fees ($1,400) and an auto allowance ($6,000) paid to Mr. Cox and an auto allowance ($5,800) paid to other executive officer.

(3) Includes Bank's contribution to the 401(k) Plan and directors fees ($2,200) paid to Mr. Milligan, an auto allowance ($6,000) paid to Mr. Cox and an auto allowance ($4,000) paid to other executive officer.

STOCK OPTION PLAN

In September 1996 by unanimous written consent of the Board of Directors of First Sterling Banks, Inc. in accordance with the Company's 1994 Substitute Incentive Stock Option Plan (the "1994 Plan") and the 1995 Directors Stock Option Plan , as a result of the merger agreement and a stock dividend to shareholders of record immediately prior to the merger, the number of shares under option and the exercise price were adjusted so that there would be no change in the aggregate purchase price payable upon the exercise of any such options. In addition, the plans were amended to change the name to "First Sterling Banks, Inc. 1994 Incentive Stock Option Plan" and "First Sterling Banks, Inc. 1995 Directors Stock Option Plan".

      Under the 1994 Incentive Stock Option Plan 61,500 shares of Common Stock may be granted by the Company to key employees of the Company and its subsidiary, The Westside Bank & Trust Company. The following options are currently outstanding under the First Sterling Banks, Inc. 1994 Incentive Stock Option Plan, 30,750 options were issued at an exercise price of $8.13 in February 1991, and 25,830 options were issued at an exercise price of $10.57 in August 1995. There are currently 4,920 shares unissued under the plan.

      Under the 1995 Directors Stock Option Plan 73,685 shares of Common Stock may be granted by the Company to all directors who are not employees of the Company or Westside Bank; and any Emeritus Director who was a voting member of the Board of Directors within the 12 months preceding the date of any grant of options to such Emeritus Director. The following options are currently outstanding under the plan, 43,665 options were issued at an exercise price of $9.12 in April 1995, 27,060 options were issued at an exercise price of $12.40 in September 1995 and 2,460 options were issued at an exercise price of $13.82 in November 1995. In 1995 options to purchase 500 shares were exercised at $11.22 per share. There are no remaining options to be issued under this plan.

      During 1996 the Company adopted the 1996 Substitute Incentive Stock Option Plan replacing the former plan as amended February 17, 1993. Under the plan 50,000 shares of Common Stock may be granted by the Company to key employees of the Company and its subsidiary, The Eastside Bank & Trust Company. In February 1993 17,500 options were issued at an exercise price of $7.90 per share and 5,000 options were issued at an exercise price of $8.17. In January 1994 an additional 2,000 options were issued at an exercise price of $8.40 and in December 1994, 8,500 options were issued at an exercise price of $9.03. In February 1996 options for 17,000 shares were issued at an exercise price of $13.00. All options are for a period of ten years. Options granted in February 1996 (17,000 shares) vest at the rate of 1/3 per year commencing on the first anniversary of the date granted. There are 2,500 options available to be issued under this plan. In 1996 3,500 options were exercised at a price of $8.17 per share and 2,500 options at $13.00 per share were terminated.

      The price at which a stock option is exercisable cannot be less than the fair market value of the Common Stock on the date of the grant as determined by the Board of Directors.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                              NUMBER OF
                                                                                              SECURITIES          VALUE OF
                                                                                              UNDERLYING        UNEXERCISED
                                                                                             UNEXERCISED        IN-THE-MONEY
                                                                                             OPTIONS/SARS       OPTIONS/SAR
                                                            SHARES                           AT FY-END(#)       AT FY-END(S)
                                                          ACQUIRED ON          VALUE         EXERCISABLE/       EXERCISABLE/
NAME                                                      EXERCISE #        REALIZED($)     UNEXERCISABLE       UNEXERCISABLE
-----------------------------------------------------   ---------------   ---------------   --------------      ----------------
Edward C. Milligan...................................         -0-               -0-           19,680 *          $151,634
Reggie D. Cox........................................         -0-               -0-           14,000/5,000       119,380/18,750


*   All options owned by Mr. Milligan are exercisable.

RETIREMENT PLAN

    The Banks participate in a 401(k) Retirement Plan ("Retirement Plan") which is a defined contribution plan designed to meet the requirements of
Section 401(k) of the Internal Revenue Code of 1986, as amended ("Code") and the Employee Retirement Income Security Act of 1974, as amended. All employees of the Banks who have attained the age of 21 years and have completed one year of service are eligible to participate in the Retirement Plan. Pursuant to the Retirement Plan, the Bank may, in its discretion, contribute for each Plan Year an amount equal to a matching percentage, as determined annually by the Board of Directors of the Bank, of the employee's contributions for the Plan Year, up to the maximum limit established by the Code. The matching contributions are subject to limits established by the Code and a vesting schedule which provides that matching contributions become 20% vested after more than 2 years and less than 3 years of service, and vested in increments of 20% for each year of service thereafter, becoming
100% vested after 6 years of service. The matching contributions also become 100% vested upon death or disability. Each participant under the Retirement Plan is always vested 100% in his or her 401(k) contributions. The trustee of the Retirement Plan is Regions Bank of Gainesville, Georgia. Westside Bank contributed a total of $19,685.70 during the 1996 fiscal year pursuant to the Retirement Plan, including the following amounts to the accounts of persons named: Edward C. Milligan -$2,381.80; Michael J. Henderson--$2,445.00;
Barbara J. Bond--$2,636.50; and all executive officers as a group-- $7,463.30.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of March 7, 1997, with respect to: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock; (ii) the beneficial ownership of Common Stock by each of the directors and executive officer; and (iii) the beneficial ownership by all directors and executive officers as a group. Except as noted below, all shares are owned directly, and the owner has sole voting and investment power with respect to such shares:

NAME                                                                NO. SHARES   % OF CLASS (1)
-----------------------------------------------------------------  ------------  ---------------
Barbara J. Bond..................................................      17,260 (2)       1.32%
P. Harris Hines..................................................       8,948 (3)        .69
Harry L. Hudson, Jr..............................................      16,150 (4)       1.25
Edward C. Milligan...............................................      38,660 (5)       2.95
John S. Thibadeau, Jr............................................       5,000            .39
Benjamin H. Wofford, Jr..........................................      33,029 (6)       2.55
SouthTrust of Georgia, Inc.......................................      65,897           5.11
                                                                   ------------
                                                                      184,944 (7)
                                                                   ------------
                                                                   ------------


(1) Based on total outstanding shares of 1,289,581 if no options are held by the named owner, or based on a pro forma calculation of the total outstanding shares including shares issued upon exercise of options held by the named owner or by member of the named group.

(2) Includes 14,760 shares of Common Stock obtainable upon the exercise of options.

(3) Includes 6,150 shares of Common Stock obtainable upon the exercise of options

(4) Includes 10,000 shares held as joint tenant with spouse.

(5) Includes 19,680 shares obtainable upon the exercise of options and 615 shares held by Mr. Milligan's minor children.

(6) Includes 6,150 shares obtainable upon the exercise of options and 6,150 shares held as joint tenant with spouse.

(7) Includes 46,740 shares of Common Stock obtainable upon the exercise of options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company and the Bank have had and expect to have banking transactions in the ordinary course of business with organizers, directors and officers of the Company and Bank and their affiliates, including members of their families or corporations, partnerships or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such banking transactions are not expected to involve more that the normal risk of collectibility nor present other unfavorable features to the Company and the Bank.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   Item 13(a) 1., 2. and 3. and Item 13(b).

       (a) The following documents are filed as part of this report:

           1.  Financial statements:

               (a) First Sterling Banks, Inc. and subsidiaries:

                   (i) Consolidated Balance Sheets--December 31, 1996 and 1995

                  (ii) Consolidated Statements of Income--Years ended
                              December 31, 1996 and 1995

                 (iii) Consolidated Statements of Stockholders' Equity -
                              Years ended December 31, 1996 and 1995

                  (iv) Consolidated Statements of Cash Flows--Years ended
                              December 31, 1996 and 1995

                   (v) Notes to Consolidated Financial Statements

               (b) First Sterling Banks, Inc. (Parent Company Only):

                Parent Company only financial information has been included in Note 14 of Notes to Consolidated financial statements.

                2.  Financial statement schedules:

                    All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



                3.  Exhibits required by Item 601 of Regulation S-K:

NUMBER                                                                          DESCRIPTION
-------                                                   ----------------------------------------------------------
Exhibit 3.1                                               Articles of lncorporation of First Sterling Banks, Inc.
                                                          (incorporated by reference to Exhibit 3.1 to
                                                          Registration Statement No. 33-78046 on Form S-4) as
                                                          amended by Certificate of Merger and Name Change as
                                                          attached as Exhibit 3.1

Exhibit 3.2                                               Bylaws of First Sterling Banks, Inc. (incorporated
                                                          by reference to Exhibit 3.2 to Registration Statement
                                                          No.33-78046 on Form S-4)

Exhibit 4.1                                               The rights of security holders are defined in the
                                                          articles of Incorporation and Bylaws of First Sterling
                                                          Banks, Inc., provided in Exhibits 3.1 and 3.2
                                                          respectively.

Exhibit 10.1                                              First Sterling Banks, Inc. 1994 Substitute Incentive
                                                          Stock Option Plan for The Westside Bank & Trust
                                                          Company's Incentive Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-97300)

Exhibit 10.2                                              Form of First Sterling Banks, Inc. 1994 Incentive Stock
                                                          Option Agreement filed as Exhibit 4.5 to Form S-8 (File
                                                          No. 33-97300)

Exhibit 10.3                                              First Sterling Banks, Inc. 1995 Director Stock Option
                                                          Plan filed as Exhibit 4.4 to Form S-8 (File No.
                                                          33-81053)

Exhibit 10.4                                              Form of First Sterling Banks, Inc. 1995 Directors Stock
                                                          Option Agreement filed as Exhibit 4.5 to Form S-8(File
                                                          No. 33-81053)

Exhibit 10.5                                              First Sterling Banks, Inc. 1996 Substitute Incentive
                                                          Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File
                                                          No. 333-15069)

Exhibit 10.6                                              Form of First Sterling Banks, Inc. 1996 Substitute
                                                          Incentive Stock Option Plan Incentive Stock Option
                                                          Agreement for options granted by Eastside Holding
                                                          Corporation prior to February 21, 1996 filed as Exhibit
                                                          4.2 to Form S-8 (File No.333-15069)

NUMBER                                                                          DESCRIPTION
-------                                                   ----------------------------------------------------------
Exhibit 10.7                                              Form of First Sterling Banks, Inc. 1996 Substitute
                                                          Incentive Stock Option Plan Incentive Stock Option
                                                          Agreement for options granted by Eastside Holding
                                                          Corporation on February 21, 1996 filed as Exhibit 4.3 to
                                                          Form S-8 (File No. 333-15069)

Exhibit 10.8                                              Employment Agreement dated August 16, 1995, between
                                                          Westside Financial Corporation, The Westside Bank &
                                                          Trust Company and Edward C. Milligan filed as Exhibit
                                                          10.5 to Form S-4 (File No. 333-3116)

Exhibit 22.1                                              Subsidiaries of First Sterling Banks, Inc., include: The
                                                          Westside Bank & Trust Company, Kennesaw, Georgia, and
                                                          The Eastside Bank & Trust, Snellville, Georgia.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST STERLING BANKS, INC.
-----------------------------------------------------------------------------
                                 (REGISTRANT)




BY: /s/Edward C. Milligan                               Date: March 26, 1997
------------------------------------------------        --------------------
       EDWARD C. MILLIGAN, PRESIDENT
       CHIEF EXECUTIVE OFFICER AND CHAIRMAN



    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



   /s/ BARBARA J. BOND                                   Date:  March 26, 1997
------------------------------------------------        ---------------------
      Barbara J. Bond  Secretary/Treasurer,
      Principal Financial and Accounting Officer



  /s/ P. HARRIS HINES                                   Date:  March 26, 1997
------------------------------------------------        ---------------------
      P. Harris Hines , Director



   /s/ HARRY L. HUDSON, JR.                             Date:   March 26, 1997
------------------------------------------------        ----------------------
     Harry L. Hudson, Jr., Director



  /s/ JOHN S. THIBADEAU, JR.                            Date:  March 26, 1997
-------------------------------------------------       ---------------------
      John S. Thibadeau, Jr., Director




                                                        Date:  March 26, 1997
-------------------------------------------------       ---------------------
      Benjamin H. Wofford, Director




    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

    The registrant will furnish proxy material to security holders subsequent to the filing of this Form 10-KSB and will submit four copies of such materials to the Securities and Exchange Commission when they are provided to the security holders.

                          INDEPENDENT AUDITOR'S REPORT
------------------------------------------------------------------------------


To the Board of Directors
First Sterling Banks, Inc. and Subsidiaries
Kennesaw, Georgia

    We have audited the accompanying consolidated balance sheets of First Sterling Banks, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Sterling Banks, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                              /s/MAULDIN & JENKINS, LLC



Atlanta, Georgia
February 7, 1997

                        Assets                                        1996             1995
                       --------                                   -----------      -----------


Cash and due from banks......................................  $    5,574,568  $    5,715,903
Interest-bearing deposits in banks...........................         113,277        --
Federal funds sold and securities purchased under resell
  agreements.................................................      18,780,000      13,500,000
Securities available-for-sale................................      19,140,719      19,550,309
Securities held-to-maturity, fair value of $3,461,476 and
  $3,959,702.................................................       3,498,339       4,001,178
Loans........................................................      83,725,739      73,147,633
Less allowance for loan losses...............................       1,094,621       1,015,059
                                                               --------------  --------------
     Loans, net..............................................      82,631,118      72,132,574
                                                               --------------  --------------
Premises and equipment.......................................       5,335,670       4,654,973
Other assets.................................................       1,632,385       1,616,945
                                                               --------------  --------------
        Total assets.........................................  $  136,706,076  $  121,171,882
                                                               --------------  --------------
                                                               --------------  --------------
                   Liabilities and Stockholders' Equity
                   -------------------------------------

Deposits
  Noninterest-bearing demand.................................  $   18,707,503  $   16,908,574
  Interest-bearing demand....................................      40,005,223      31,285,182
  Savings....................................................       3,795,476       4,043,323
  Time, $100,000 and over....................................      14,979,962      11,625,480
  Other time.................................................      43,052,253      42,602,940
                                                               --------------  --------------
       Total deposits........................................     120,540,417     106,465,499

Securities sold under repurchase agreements..................         605,895        --
Other liabilities............................................         817,395       1,115,092
                                                               --------------  --------------
       Total liabilities.....................................     121,963,707     107,580,591
                                                               --------------  --------------
Commitments and contingent liabilities
Stockholders' equity

   Common stock, no par value; 10,000,000 shares authorized;
      1,355,331 and 1,211,300 issued at amount paid in.......      12,142,205      12,113,610
   Retained earnings.........................................       2,977,853       1,809,659
   Unrealized gain on securities available for sale, net of
      tax....................................................          37,311          83,022
   Treasury stock, 30,750 shares.............................        (415,000)       (415,000)
                                                               --------------  --------------
      Total stockholders' equity.............................      14,742,369      13,591,291
                                                               --------------  --------------
      Total liabilities and stockholders' equity.............  $  136,706,076  $  121,171,882
                                                               --------------  --------------
                                                               --------------  --------------

    See Notes to Consolidated Financial Statements.
                                                 2

                                          FIRST STERLING BANKS, INC.
                                              AND SUBSIDIARIES


                                      CONSOLIDATED STATEMENTS OF INCOME
                                    YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                   1996               1995
                                                               -------------      ------------


Interest Income
   Loans...................................................   $  8,439,303        $  7,348,570
   Taxabke securities......................................      1,228,615           1,240,176
   Nontaxable securities...................................        107,790              51,943
   Deposits in banks.......................................          2,893                   -
   Federal funds sold and securities purchased.............        653,536           1,063,925
     under resell agreements                                   -------------     -------------
      Total Interest Income................................     10,432,327           9,704,614
                                                               -------------     -------------
Interest expense
   Deposits................................................      4,382,921           4,086,689
   Federal funds purchased and securities sold
     under repurchase agreements...........................         10,023                 110
                                                               -------------     -------------
       Total Interest expense..............................      4,392,644           4,086,799
                                                               -------------     -------------
       Net Interest income.................................      6,039,383           5,617,815
Provision for loan losses..................................        137,500             256,000
                                                               -------------     -------------
       Net Interest Income after provision for loan losses.      5,901,883           6,361,815
                                                               -------------     -------------

Other income
  Service charges on deposit accounts......................        371,211             342,477
  Net realized losses on securities available-for-sale.....         (4,157)                  -
  Gains on sale of loans...................................        237,247             141,141
  Other operating income...................................        155,353              87,741
                                                               -------------     -------------
     Total other Income....................................        759,654             571,359
                                                               -------------     -------------
Other expense
  Salaries and employee benefits...........................      2,250,272           1,871,564
  Equipment expenses.......................................        258,614             215,644
  Occupancy expenses.......................................        267,263             232,243
  Other operating expenses.................................      1,504,305           1,303,975
                                                               -------------     -------------
     Total other expenses..................................      4,280,474           3,623,426
                                                               -------------     -------------
     Income before income taxes............................      2,361,063           2,309,748

Income tax expense.........................................        872,085             693,954
                                                               -------------     -------------
     Net Income............................................    $ 1,508,976       $   1,615,794
                                                               -------------     -------------
                                                               -------------     -------------
Net income per share of common stock.......................    $      1.09       $        1.17
                                                               -------------     -------------
                                                               -------------     -------------
Weighted average shares outstanding........................      1,380,828           1,386,862
                                                               -------------     -------------
                                                               -------------     -------------

See Notes To Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                       UNREALIZED
                                                                          GAINS
                                                                       (LOSSES) ON
                                    COMMON STOCK                       SECURITIES
                              -------------------------                AVAILABLE-       TREASURY STOCK
                                             AMOUNT        RETAINED     FOR-SALE,   ----------------------
                                SHARES       PAID IN       EARNINGS    NET OF TAX     SHARES       COST         TOTAL
                              ----------  -------------  ------------  -----------  ----------  ----------  -------------
Balance, December 31,
  1994......................   1,210,800  $  12,108,000  $    285,485  $  (234,362)     --      $           $  12,159,123
  Net income................      --           --           1,615,794      --           --                      1,615,794
  Cash dividends declared...      --           --             (91,620)     --           --                        (91,620)
  Exercise of stock options.         500          5,610       --           --           --          --              5,610
  Purchase of treasury
    stock...................      --           --             --           --           25,000    (415,000)      (415,000)
  Net change in unrealized
    gains (losses) on
    securities available-for-
    sale, net of tax........      --           --             --           317,384      --          --            317,384
                              ----------  -------------  ------------  -----------  ----------  ----------  -------------
Balance, December 31,
  1995......................   1,211,300     12,113,610     1,809,659       83,022      25,000    (415,000)    13,591,291
  Net income................      --           --           1,508,978      --           --          --          1,508,978
  Cash dividends declared...      --           --            (340,784)     --                                    (340,784)
  Stock dividend............     140,531       --             --           --            5,750      --           --
  Exercise of stock options.       3,500         28,595       --           --           --          --             28,595
  Net change in unrealized
    gains (losses) on
    securities available-for-
    sale, net of tax.........     --           --             --           (45,711)     --          --            (45,711)
                              ----------  -------------  ------------  -----------  ----------  ----------  -------------
Balance, December 31,
  1996......................   1,355,331  $  12,142,205  $  2,977,853  $    37,311      30,750  $ (415,000) $  14,742,369
                              ----------  -------------  ------------  -----------  ----------  ----------  -------------
                              ----------  -------------  ------------  -----------  ----------  ----------  -------------

    See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                      1996           1995
                                                                  -------------  -------------
OPERATING ACTIVITIES
Net income......................................................  $   1,508,978  $   1,615,794
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..................................................        290,983        246,662
  Provision for loan losses.....................................        137,500        256,000
  Deferred income taxes.........................................        (25,393)      (157,180)
  Net realized losses on securities available-for-sale..........          4,157       --
  Gains on sale of loans........................................       (237,247)      (141,141)
  Proceeds from sale of loans...................................      3,078,914      1,428,564
  Loans originated for sale.....................................     (4,035,245)    (1,287,423)
  Increase in interest receivable...............................         (4,029)      (275,636)
  Increase in interest payable..................................          1,896        165,426
  Other operating activities....................................       (208,135)       190,327
                                                                  -------------  -------------
     Net cash provided by operating activities..................        512,379      2,041,393
                                                                  -------------  -------------
INVESTING ACTIVITIES
  Purchases of securities available-for-sale....................     (5,529,234)   (12,859,096)
  Proceeds from sales of securities available-for-sale..........      1,270,143       --
  Proceeds from maturities of securities available-for-sale.....      4,591,337      9,873,584
  Purchases of securities held-to-maturity......................       --           (3,099,265)
  Proceeds from maturities of securities held-to-maturity.......        502,839        708,065
  Net increase in Federal funds sold and securities purchased
    under resell agreements.....................................     (5,280,000)    (4,650,000)
  Net increase in interest-bearing deposits in banks............       (113,277)      --
  Net increase in loans.........................................     (9,442,466)    (9,395,548)
  Purchase of premises and equipment............................       (971,680)      (276,663)
                                                                  -------------  -------------
       Net cash used in investing activities....................    (14,972,338)   (19,698,923)
                                                                  -------------  -------------
FINANCING ACTIVITIES
  Net increase in deposits......................................     14,074,918     18,293,988
  Net increase in securities sold under repurchase agreements...        605,895       --
  Dividends paid................................................       (390,784)       (91,620)
  Proceeds from exercise of stock options.......................         28,595          5,610
  Purchase of treasury stock....................................       --             (415,000)
                                                                  -------------  -------------
       Net cash provided by financing activities................     14,318,624     17,792,978
                                                                  -------------  -------------

                                             5

                             FIRST STERLING BANKS, INC.
                                  AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                        1996          1995
                                                                    ------------  ------------
Net increase (decrease) in cash and due from banks................  $   (141,335) $    135,448
Cash and due from banks at beginning of year......................     5,715,903     5,580,455
                                                                    ------------  ------------
Cash and due from banks at end of year............................  $  5,574,568  $  5,715,903
                                                                    ------------  ------------
                                                                    ------------  ------------
SUPPLEMENTAL DISCLOSURES
 Cash paid for:
   Interest.......................................................  $  4,391,048  $  3,921,373
   Income taxes...................................................  $  1,275,906  $    487,552

NONCASH TRANSACTION
  Unrealized (gains) losses on securities available-for-sale......  $     73,187  $   (410,988)

    See Notes to Consolidated Financial Statements.

                          FIRST STERLING BANKS, INC.
                              AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

           First Sterling Banks, Inc. (the Company) is a multi-bank holding company whose business is conducted by its wholly-owned subsidiaries, The Westside Bank & Trust Company and Eastside Bank & Trust Company, (the Banks). The Banks are commercial banks located in Cobb and Gwinnett Counties, Georgia. The Banks provide a full range of banking services in their primary market areas of Cobb, Gwinnett and surrounding counties. Eastside Bank & Trust Company has a wholly-owned subsidiary, Eastside Financial Services, Inc., which originates, sells and services loans made under the Small Business Administration Program.

         BASIS OF PRESENTATION

           The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

           The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

         CASH AND DUE FROM BANKS

           Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

           The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Securities Purchased Under Resell Agreements

           Securities purchased under resell agreements are recorded at the amounts at which the securities are acquired plus accrued interest. The Company enters into purchases of U. S. Government and agency securities under resell agreements to resell substantially identical securities.

           The amounts advanced under resell agreements represent short-term loans and are combined with Federal funds sold in the balance sheet. The securities underlying the resell agreements are delivered by appropriate entry into a third-party custodian's account designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. Securities purchased under resell agreements averaged approximately $2,334,000 during 1996 and the maximum amounts outstanding at any month-end during 1996 was $25,000,000.

         Securities

           Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity net of tax. Equity securities without a readily determinable fair value are carried at cost.

           Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

         Loans

           Loans are carried at their principal amounts outstanding less deferred loan fees and costs and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

           Nonrefundable loan fees and certain direct loan origination costs are deferred with the net amount recognized into income over the life of the loans as a yield adjustment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loans (Continued)

           The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

           The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

           A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         Sale of Loans

           The Company originates and sells participations in certain loans. Gains are recognized at the time the sale is consummated. The amount of gain recognized on the sale of a specific loan is equal to the percentage resulting from determining the fair value of the portion sold as compared to the fair value of the entire loan. Any material unrecognized gain is deferred and amortized into income over the term of the loan. Losses are recognized at the time the loan is identified as held for sale and the loan's carrying value exceeds its fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Premises and Equipment

           Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

         Other Real Estate Owned

           Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other expenses.

         Income Taxes

           Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized for the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

           Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

           The Company and the Banks file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

         Earnings Per Common Share

           Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. In 1996, the Company declared a stock dividend. Earnings per common share have been adjusted to reflect the stock dividend for all periods presented.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                                               GROSS        GROSS
                                                               AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                                 COST          GAINS       LOSSES         VALUE
                                                             -------------  -----------  -----------  -------------
Securities Available-for-Sale December 31, 1996:
U. S. Government and agency securities.....................  $   9,646,750   $  29,120    $ (39,290)  $   9,636,580
State and municipal securities.............................      3,959,320      77,659       (4,323)      4,032,656
Mortgage-backed securities.................................      5,207,151      25,611      (30,479)      5,202,283
Equity securities..........................................        269,200      --           --             269,200
                                                             -------------  -----------  -----------  -------------
                                                             $  19,082,421   $ 132,390    $ (74,092)  $  19,140,719
                                                             -------------  -----------  -----------  -------------
                                                             -------------  -----------  -----------  -------------
December 31, 1995:
U. S. Government and agency securities.....................  $  11,471,143   $  85,204    $ (14,892)  $  11,541,455
State and municipal securities.............................      1,980,601      48,039      (10,286)      2,018,354
Mortgage-backed securities.................................      5,967,080      40,489      (17,069)      5,990,500
                                                             -------------  -----------  -----------  -------------
                                                             $  19,418,824   $ 173,732    $ (42,247)  $  19,550,309
                                                             -------------  -----------  -----------  -------------
                                                             -------------  -----------  -----------  -------------


                                                                              GROSS        GROSS
                                                               AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                                 COST          GAINS       LOSSES         VALUE
                                                             -------------  -----------  -----------  -------------
Securities Held-to-Maturity
December 31, 1996:
U. S. Government and agency
  securities................                                 $  3,498,339   $     599     $ (37,462)   $ 3,461,476
                                                             -------------  -----------  ------------  -----------
                                                             -------------  -----------  ------------  -----------

December 31, 1995:
U. S. Government and agency
  securities                                                 $  4,001,178   $   2,899     $ (44,375)   $ 3,959,702
                                                             ------------   -----------  ------------  -----------
                                                             ------------   -----------  ------------  -----------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 2.  SECURITIES (Continued)

         The amortized cost and fair value of securities as of December 31, 1996 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following maturity summary.

                                                                                                SECURITIES
                                                         SECURITIES AVAILABLE-FOR-SALE       HELD-TO-MATURITY
                                                         ----------------------------  --------------------------
                                                           AMORTIZED        FAIR        AMORTIZED        FAIR
                                                             COST           VALUE          COST         VALUE
                                                         -------------  -------------  ------------  ------------
Due in one year or less................................  $   1,620,880  $   1,626,567  $  1,250,711  $  1,250,672
Due from one year to five years........................      8,123,631      8,140,110     2,247,628     2,210,804
Due from five to ten years.............................      2,667,989      2,693,973       --            --
Due after ten years....................................      1,193,570      1,208,586       --            --
Mortgage-backed securities.............................      5,207,151      5,202,283       --            --
Equity securities......................................        269,200        269,200       --            --
                                                         -------------  -------------  ------------  ------------
                                                         $  19,082,421  $  19,140,719  $  3,498,339  $  3,461,476
                                                         -------------  -------------  ------------  ------------
                                                         -------------  -------------  ------------  ------------

         Securities with a carrying value of $12,027,000 and $13,469,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

         Gains and losses on sales of securities available-for-sale consist of the following:

                                                                                    DECEMBER 31,
                                                                               ----------------------
                                                                                 1996        1995
                                                                               ---------    ---------
Gross gains..................................................................  $  --       $  --
Gross losses.................................................................     (4,157)     --
                                                                               ---------    ---------
Net realized losses..........................................................  $  (4,157)  $  --
                                                                               ---------    ---------
                                                                               ---------    ---------

         Under special provisions adopted by the Financial Accounting Standards Board in October 1995, the Company transferred $6,107,527 from securities held-to-maturity to securities available-for-sale on December 31, 1995, resulting in a net unrealized gain of $71,391 which was included in stockholders' equity at $47,118 net of related taxes of $24,273.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The composition of loans is summarized as follows:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Commercial, financial, and agricultural........................    $19,853,352  $  14,349,228
Real estate--construction......................................     21,791,259     20,694,525
Real estate--mortgage..........................................     34,224,333     29,385,856
Consumer instalment and other..................................      8,223,197      9,039,439
                                                                 -------------  -------------
                                                                    84,092,141     73,469,048
Deferred loan fees and costs...................................       (366,402)      (321,415)
Allowance for loan losses......................................     (1,094,621)    (1,015,059)
                                                                 -------------  -------------
Loans, net.....................................................  $  82,631,118  $  72,132,574
                                                                 -------------  -------------
                                                                 -------------  -------------

    Changes in the allowance for loan losses are as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1996          1995
                                                                    ------------  ------------
Balance, beginning of year........................................  $  1,015,059  $    904,201
Provision for loan losses.........................................       137,500       256,000
Loans charged off.................................................       (80,298)     (175,724)
Recoveries of loans previously charged off........................        22,360        30,582
                                                                    ------------  ------------
Balance, end of year..............................................  $  1,094,621  $  1,015,059
                                                                    ------------  ------------
                                                                    ------------  ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

         The total recorded investment in impaired loans was $322,992 and $86,781 at December 31, 1996 and 1995, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with Statement of Financial Accounting Standard No. 114 ("Accounting by Creditors for Impairment of a Loan") at December 31, 1996 and 1995. The average recorded investment in impaired loans for 1996 and 1995 was $177,432 and $53,225, respectively. Interest income recognized on impaired loans for cash payments received was not material for the years ended December 31, 1996 and 1995.

         The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1996 are as follows:


Balance, beginning of year......................................  $3,537,752
Advances........................................................    572,181
Repayments......................................................   (796,992)
                                                                  ---------
Balance, end of year............................................  $3,312,941
                                                                  ---------
                                                                  ---------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:


                                                            DECEMBER 31,
                                                     -------------------------
                                                          1996         1995
                                                     ------------  -----------
Land                                                 $  1,470,790  $ 1,320,789
Buildings..........................................     3,906,025    3,383,819
Equipment..........................................     1,281,582    1,082,972
                                                     ------------  -----------
                                                        6,658,397    5,787,580
Accumulated depreciation....................           (1,322,727)  (1,132,607)
                                                     ------------  -----------
                                                     $  5,335,670  $ 4,654,973
                                                     ------------  -----------
                                                     ------------  -----------

NOTE 5.  EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense during 1996 and 1995 amounted to $19,685 and $16,364, respectively.

NOTE 6.  STOCK OPTIONS

         The Company has an incentive stock option plan with 111,500 shares of common stock reserved for options to key employees. At December 31, 1996, 7,420 common stock options were available to grant under this plan.

         The Company also reserved 73,685 shares of common stock for options to directors. At December 31, 1996, there were no options available to grant under this plan.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 6.  STOCK OPTIONS (Continued)

         Option prices under those plans are equal to the fair value of the Company's common stock on the date of the grant. The options expire in ten years from date of grant. Other pertinent information related to the options is as follows:


                                                                                        DECEMBER 31,
                                                                       ----------------------------------------------
                                                                                1996                    1995
                                                                       ----------------------  ----------------------
                                                                                   WEIGHTED-               WEIGHTED-
                                                                                    AVERAGE                 AVERAGE
                                                                                   EXERCISE                EXERCISE
                                                                        NUMBER       PRICE      NUMBER       PRICE
                                                                       ---------  -----------  ---------  -----------
Under option, beginning of year......................................    162,765   $   10.07      63,635   $    8.22
Granted..............................................................     17,000       13.00      99,630        9.95
Exercised                                                                 (3,500)       8.17        (500)      11.22
Terminated...........................................................     (2,500)      13.00          --          --
                                                                       ---------               ---------
Under option, end of year............................................    173,765        9.92     162,765       10.07
                                                                       ---------               ---------
                                                                       ---------               ---------
Exercisable, end of year.............................................    159,265        9.64     162,765       10.07
                                                                       ---------               ---------
                                                                       ---------               ---------

                                      UNDER OPTION, END OF YEAR

                                                                                                           WEIGHTED-
                                                                                           WEIGHTED-        AVERAGE
                                                                                            AVERAGE        REMAINING
                                                                             RANGE OF      EXERCISE       CONTRACTUAL
NUMBER                                                                        PRICES         PRICE       LIFE IN YEARS
------                                                                    --------------  -----------  -----------------
129,745                                                                   $  7.90--10.57   $    8.98               8
44,020                                                                      12.40--13.82       12.68               9
---------

173,765
---------
---------

                                      OPTIONS EXERCISABLE, END OF YEAR

129,745                                                                     $7.90--10.57 $      8.98               8
29,520                                                                      12.40--13.82       12.52               9
-----------

159,265
-----------
-----------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 6.   STOCK OPTIONS(Continued)

    As permitted by SFAS No. 123 ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1996 and 1995. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows:

                                                                                     DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                           1996                       1995
                                                                 -------------------------  -------------------------
                                                                     NET        EARNINGS        NET        EARNINGS
                                                                    INCOME      PER SHARE      INCOME      PER SHARE
                                                                 ------------  -----------  ------------  -----------
As reported....................................................  $  1,508,978   $    1.09   $  1,615,794   $    1.17
Stock-based compensation, net of related tax effect............       --           --           (151,314)      (0.11)
                                                                 ------------  -----------  ------------- -----------
As adjusted....................................................  $  1,508,978   $    1.09   $  1,464,480   $    1.06
                                                                 ------------  -----------  ------------- -----------
                                                                 ------------  -----------  ------------- -----------

    The fair value of the options was based upon the discounted value of future cash flows of the options using the following assumptions:

Risk-free interest rate                                             6.50%

Expected life of the options                                        7 years

Expected dividends (as a percent of the fair value of the stock)    2.51%




Note 7.  INCOME TAXES


The components of income tax expense are as follows:



                                                                 December 31,
                                                        ----------------------------------
                                                              1996               1995
                                                        -----------------    -------------

Current                                                 $         897,478    $     851,134
Deffered                                                          (26,393)         (48,429)
Change in valuation allowance                                          --         (108,751)
                                                        -----------------    -------------
            Income tax expense                          $         872,085    $     693,954
                                                        -----------------    -------------
                                                        -----------------    -------------


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 7. INCOME TAXES (Continued)

        The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:


                                                                                         DECEMBER 31,
                                                                       -------------------------------------------------
                                                                                 1996                      1995
                                                                       -------------------------  ----------------------
                                                                         AMOUNT       PERCENT       AMOUNT     PERCENT
                                                                       ----------  -------------  ----------  ----------
Income taxes at statutory rate.......................................  $  809,595           34%   $  785,314       34
 Tax-exempt interest.................................................     (36,612)          (2)      (17,661)      (1)
 State income taxes..................................................      34,680            1        41,301        2
 Merger expenses.....................................................      44,755            2        --           --
 Change in valuation allowance.......................................      --           --          (108,751)      (5)
 Other items, net....................................................      19,667       --            (6,249)      --
                                                                       ----------   -----------   ----------  ----------
Income tax expense...................................................  $  872,085           35%   $  693,954       30
                                                                       ----------   -----------   ----------  ----------
                                                                       ----------   -----------   ----------  ----------


The components of income tax expense are as follows:


                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Deferred tax assets:
Loan loss reserves....................................................  $  277,871  $  238,420
Deferred loan fees and costs..........................................     137,605     113,254
Other.................................................................      --          18,063
                                                                        ----------  ----------
                                                                           415,476     369,737
                                                                        ----------  ----------
Deferred tax liabilities:
Depreciation..........................................................      74,685      75,997
Securities available-for-sale.........................................      20,988      48,463
Other.................................................................      58,255      36,597
                                                                        ----------  ----------
                                                                           153,928     161,057
                                                                        ----------  ----------
Net deferred tax assets...............................................  $  261,548  $  208,680
                                                                        ----------  ----------
                                                                        ----------  ----------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

        In the normal course of business, the Company has entered into off-balance sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Commitments to extend credit...................................  $  24,219,000  $  25,354,858
Standby letters of credit......................................        298,000        267,084
                                                                 -------------  -------------
                                                                 $  24,517,000  $  25,621,942
                                                                 -------------  -------------
                                                                 -------------  -------------

        Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

        In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 9. CONCENTRATIONS OF CREDIT

        The Company originates primarily commercial, residential, and consumer loans to customers in Cobb and Gwinnett Counties and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

        Sixty-seven percent (67%) of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market areas. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market areas. The other significant concentrations of credit by type of loan are set forth in Note 3.

        The Banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Banks' statutory capital, which amounted to $1,527,000 for The Westside Bank & Trust Company and $1,500,000 for Eastside Bank & Trust Company.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 10. REGULATORY MATTERS

        The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1996, approximately $859,000 of retained earnings were available for dividend declaration without regulatory approval.

        The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1996, the Company and the Banks meet all capital adequacy requirements to which they are subject.

        As of December 31, 1996 and 1995, notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

        The Company and Banks' actual capital amounts and ratios as of December 31, 1996 are presented in the following table.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 10. REGULATORY MATTERS (Continued)






                                                                                                              TO BE WELL
                                                                                      FOR CAPITAL        CAPITALIZED UNDER
                                                                                        ADEQUACY         PROMPT CORRECTIVE
                                                                  ACTUAL                PURPOSES         ACTION PROVISIONS
                                                          --------------------  ----------------------   ------------------
                                                            AMOUNT      RATIO     AMOUNT       RATIO      AMOUNT      RATIO
                                                          ---------  ---------  ---------      -----     ---------   ------
                                                                                    (DOLLARS IN THOUSANDS)
Total Capital
 (to Risk Weighted Assets):
 Consolidated.........................................  $  15,800      15.50% $   8,155        8.00%  $  10,194       10.00%
 Westside.............................................  $   8,527      15.37% $   4,438        8.00%  $   5,548       10.00%
 Eastside.............................................  $   7,075      15.22% $   3,719        8.00%  $   4,648       10.00%
Tier I Capital
 (to Risk Weighted Assets):
 Consolidated.........................................  $  14,705      14.42% $   4,079        4.00%  $   6,119        6.00%
 Westside.............................................  $   7,879      14.20% $   2,219        4.00%  $   3,329        6.00%
 Eastside.............................................  $   6,628      14.26% $   1,859        4.00%  $   2,789        6.00%
Tier I Capital
 (to Average Assets):
 Consolidated.........................................  $  14,705      10.03% $   5,864        4.00%  $   7,331        5.00%
 Westside.............................................  $   7,879       8.77% $   3,594        4.00%  $   4,492        5.00%
 Eastside.............................................  $   6,628      11.68% $   2,270        4.00%  $   2,837        5.00%


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

         The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

       Cash, Due From Banks, and Federal Funds Sold and Securities Purchased
         Under Resell Agreements:

         The carrying amounts of cash, due from banks, and Federal funds sold and securities purchased under resell agreements approximate their fair value.

       Securities:

         Fair values for securities are based on quoted market prices. The carrying values of equity securities with no readily determinable fair value approximates fair value.

       Loans:

         For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------
NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)


       Deposits:

         The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

       Securities Sold Under Repurchase Agreements:

         The carrying amount of securities sold under repurchase agreements approximates their fair value.

       Accrued Interest:

         The carrying amounts of accrued interest approximate their fair values.

       Off-Balance Sheet Instruments:

         Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         The estimated fair values of the Company's financial instruments were as follows:


                                                           DECEMBER 31, 1996             DECEMBER 31, 1995
                                                      ----------------------------  ----------------------------
                                                        CARRYING         FAIR         CARRYING         FAIR
                                                         AMOUNT          VALUE         AMOUNT          VALUE
                                                      -------------  -------------  -------------  -------------
Financial assets:
 Cash and due from banks,
  interest-bearing deposits
  in banks , Federal funds sold
  and securities purchased under
  resell agreements................................  $  24,467,844  $  24,467,844  $  19,215,903  $  19,215,903
 Securities available-for-sale......................     19,140,719     19,140,719     19,550,309     19,550,309
 Securities held-to-maturity........................      3,498,339      3,461,476      4,001,178      3,959,702
 Loans..............................................     82,631,118     82,343,000     72,132,574     72,904,308
 Accrued interest receivable........................        853,463        853,463        849,434        849,434
Financial liabilities:
 Deposits...........................................    120,540,417    121,117,670    106,465,499    106,835,487
 Securities sold under repurchase agreements........        605,895        605,895       --             --
 Accrued interest payable...........................        381,254        381,254        379,358        379,358

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 12. BUSINESS COMBINATION AND NAME CHANGE

         On July 31, 1996, the Company effected a business combination and merger with Eastside Holding Corporation by exchanging 600,000 shares of its common stock for all of the common stock of Eastside Holding Corporation. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include Eastside Holding Corporation. In conjunction with the combination. the Company changed its name from Westside Financial Corporation to First Sterling Banks, Inc. The results of operations of the separate companies for periods prior to the combination are summarized as follows:

                                                                                   NET INCOME
                                                                                   -----------
For the period from January 1, 1996 through July 31, 1996:
First Sterling Banks, Inc........................................................   $ 529,049
Eastside Holding Corporation.....................................................     377,752
                                                                                   -----------
                                                                                    $ 906,801
                                                                                   -----------
                                                                                   -----------

NOTE 13. SUPPLEMENTAL FINANCIAL DATA

         Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Data processing.......................................................  $  197,125  $  192,963
FDIC insurance........................................................       4,000     104,156
Directors fees........................................................     140,225      81,050
Merger expenses.......................................................     131,632      --

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 14. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets, statements of income, and cash flows of First Sterling Banks, Inc. as of and for the years ended December 31, 1996 and 1995:

                                                                   CONDENSED BALANCE SHEETS
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Assets
Cash                                                             $      79,675  $      39,742
Investment in subsidiaries.....................................     14,625,083     13,438,014
Other assets...................................................         37,611        113,535
                                                                 -------------  -------------
Total assets...................................................  $  14,742,369  $  13,591,291
                                                                 -------------  -------------
                                                                 -------------  -------------
Stockholders' equity...........................................  $  14,742,369  $  13,591,291
                                                                 -------------  -------------
                                                                 -------------  -------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------

NOTE 14. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                                                     CONDENSED STATEMENTS OF
                                                                              INCOME
                                                                    --------------------------
                                                                        1996          1995
                                                                    ------------  ------------
Income, dividends from subsidiaries...............................  $    486,132  $    636,620
                                                                    ------------  ------------
Expenses
Merger expenses...................................................       131,632       --
Legal and professional............................................        40,581       --
Other expense.....................................................        86,310         6,431
                                                                    ------------  ------------
Total expenses....................................................       258,523         6,431
                                                                    ------------  ------------
Income before income tax benefits and equity in undistributed
  income of subsidiaries..........................................       227,609       630,189
Income tax benefits...............................................       (48,589)         (547)
                                                                    ------------  ------------
Income before equity in undistributed income of subsidiaries......       276,198       630,736
Equity in undistributed income of subsidiaries....................     1,232,780       985,058
                                                                    ------------  ------------
Net income........................................................  $  1,508,978  $  1,615,794
                                                                    ------------  ------------
                                                                    ------------  ------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 14. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                  CONDENSED STATEMENTS OF CASH FLOWS


                                                                        1996          1995
                                                                    ------------  ------------
OPERATING ACTIVITIES
Net income........................................................  $  1,508,978  $  1,615,794
Adjustments to reconcile net income to net cash provided by
  operating activities:
Undistributed income of subsidiaries..............................    (1,232,780)     (985,058)
Other operating activities........................................        75,924       (93,235)
                                                                    ------------  ------------
Net cash provided by operating activities.........................       352,122       537,501
                                                                    ------------  ------------
FINANCING ACTIVITIES

 Dividends paid...................................................      (340,784)      (91,620)
 Proceeds from exercise of stock options..........................        28,595         5,610
 Purchase of treasury stock.......................................       --           (415,000)
                                                                    ------------  ------------
Net cash used in financing activities.............................      (312,189)     (501,010)
                                                                    ------------  ------------
Net increase in cash..............................................        39,933        36,491
Cash at beginning of year.........................................        39,742         3,251
                                                                    ------------  ------------
Cash at end of year...............................................  $     79,675  $     39,742
                                                                    ------------  ------------
                                                                    ------------  ------------