Form 10QSB
period 1997-03-31
WESTSIDE FINANCIAL CORP /GA/
filed 1997-05-14
CIK 922244

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

MARK ONE

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          FOR THE TRANSITION PERIOD FROM _________ TO _________

                     Commission File Number: 000-25128

                         First Sterling Banks, Inc.
                --------------------------------------------
    (Exact name of small business issuer as specified in its charter)


         Georgia                                       58-2104977
     -------------                                  ----------------
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                   Identification No.

                              Post Office Box 2147
                             Marietta, Georgia 30061
                   (Address of principal executive officers)

                                 770-499-2265
                          ------------------------
                         (Issuer's Telephone Number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997 1,291,581

                           FIRST STERLING BANKS, INC.

                                     INDEX

                                                      PAGE NO.
Part I. Financial Information

        Consolidated Balance Sheet March 31,1997          3

        Consolidated Statements of Income Three
         Months Ended March 31, 1997 and 1996             4

        Consolidated Statements of Cash Flows--Three
         Months Ended March 31, 1997 and 1996             5

        Notes to Consolidated Financial Statements        6

        Management's Discussion and Analysis of
         Financial Condition and Results of Operations    7-8

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K          9

         Signatures                                       10

                         PART I--FINANCIAL INFORMATION

                          FIRST STERLING BANKS, INC.
                          CONSOLIDATED BALANCE SHEET
                                March 31, 1997
                                  (Unaudited)

ASSETS
Cash and due from banks.......................................  $ 5,927,616
Interest-bearing deposit in banks.............................      117,034
Investment securities:
 Held to maturity (fair value $2,957,714).....................    3,003,175
 Available for sale, at estimated market value................   20,807,605
 Corporate securities.........................................       72,500
Federal funds sold............................................   10,870,000
Loans.........................................................   88,350,657
Less allowance for loan losses................................    1,107,448
   Loans, net.................................................   87,243,209
Premises and equipment, net...................................    5,267,307
Other Real Estate Owned.......................................      505,552
Other assets..................................................    1,661,540
                                                                -----------
   Total assets...............................................  $135,475,538
                                                                -----------
                                                                -----------
Liabilities and Stockholders' Equity
Deposits:
 Demand.......................................................  $19,026,867
 Interest-bearing demand......................................   31,029,238
 Savings......................................................    6,550,996
 Certificates of deposit......................................   63,180,380
                                                                -----------
   Total deposits.............................................  $119,787,481

Federal funds purchased and securities sold under agreement to
  repurchase..................................................      389,847
Accrued expenses..............................................      875,714
   Total liabilities..........................................  $121,053,042
                                                                -----------
Stockholders' equity
 Common stock, 10,000,000 shares authorized; 1,291,581 shares
  issued and outstanding.....................................   12,159,005
Retained earnings............................................    3,377,305
 Unrealized gain on investment securities, net of tax........      (79,939)
 Less cost of 65,750 shares of treasury stock................   (1,033,875)
                                                                -----------
   Total stockholders' equity.................................  $14,422,496
                                                                -----------
   Total liabilities and stockholders equity..................  $135,475,538
                                                                -----------
                                                                -----------

                           FIRST STERLING BANKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                              MARCH
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Interest income
 Interest and fees on loans........................................  $  2,220,090  $  1,977,291
 Interest on investment securities:
   Taxable.........................................................       316,099       309,012
   Nontaxable......................................................        42,918        20,842
 Interest on Federal funds sold....................................       184,149       110,537
 Interest on securities purchased under agreement to resell........        11,922         1,089
 Dividends on Corporate Securities.................................         2,983
 Interest on interest-bearing deposits.............................         1,479       --
                                                                     ------------  ------------
   Total interest income...........................................     2,779,640     2,418,771
Interest expense
 Interest on deposits..............................................     1,193,049     1,042,650
 Interest on Federal funds purchased...............................       --            --
 Interest on securities sold under agreement to purchase...........         6,103       --
                                                                     ------------  ------------
   Total interest expense..........................................     1,199,152     1,042,650
   Net interest income.............................................     1,580,488     1,376,121
Provision for loan losses..........................................        90,000        32,000
                                                                     ------------  ------------
   Net interest income after provision for loan losses.............     1,490,488     1,344,121
                                                                     ------------  ------------
Other operating income
 Service charges on deposit accounts...............................        91,222        89,573
 Gain on sale of loans.............................................       255,911       --
 Other income......................................................        54,881        32,974
                                                                     ------------  ------------
   Total other income..............................................       402,014       122,547
                                                                     ------------  ------------
Other operating expenses
 Salaries and other employee benefits..............................       662,144       480,050
 Occupancy and equipment expenses..................................       149,720       111,685
 Stationery and supplies...........................................        22,301        17,857
 FDIC assessments..................................................         2,438         1,000
 Audit and accounting..............................................        18,583        20,587
 Directors fees....................................................        47,575        37,675
 Other operating expense...........................................       228,243       231,400
 Securities (gains) losses.........................................           600       --
 Merger expense....................................................       --            --
                                                                     ------------  ------------
    Total operating expenses.......................................     1,131,604       900,254
                                                                     ------------  ------------
    Income before income taxes.....................................       760,898       566,414
Applicable income taxes............................................       262,102       196,678
                                                                     ------------  ------------
    Net Income.....................................................  $    498,796  $    369,736
                                                                     ------------  ------------
                                                                     ------------  ------------
Net Income per share of common stock...............................  $       0.36  $       0.27
                                                                     ------------  ------------
                                                                     ------------  ------------
Weighted average shares outstanding................................     1,373,208     1,349,309
                                                                     ------------  ------------
                                                                     ------------  ------------
Cash dividends per share of common stock...........................  $       .075  $        .06
                                                                     ------------  ------------
                                                                     ------------  ------------

                           FIRST STERLING BANKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                        1997         1996
                                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.........................................................  $   498,797  $   369,736
                                                                      -----------  -----------
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization......................................       83,643       72,615

Provision for loan losses...........................................       90,000       32,000
Proceeds from sale of loans.........................................    1,376,961      263,000
Gain on sale of loans...............................................      255,911      --
 (Increase) decrease in interest receivable.........................      (56,362)      13,291
 Increase (decrease) in interest payable............................       26,694      (49,580)
 Other prepaids, deferrals and accruals, net........................     (216,030)    (555,546)
                                                                      -----------  -----------
    Total adjustments...............................................    1,560,817     (224,220)
                                                                      -----------  -----------
    Net cash provided by operating activities.......................    2,059,614      145,516
                                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from securities available for sale........................      119,936      --
 Proceeds from securities held to maturity..........................    1,760,381    3,731,296
   Purchase of investment securities................................   (3,123,079)  (1,862,481)
 Net decrease in Federal funds sold.................................    7,910,000    6,670,000
   Net increase in loans............................................   (6,377,568)  (2,038,331)
   Acquisitions of other real estate................................     (310,552)     --
 Capital expenditures...............................................      (15,280)    (407,713)
                                                                      -----------  -----------
    Net cash used in investing activities...........................      (36,162)   6,092,771
                                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits...........................................     (752,936)  (6,348,329)
 Net increase in securities sold under agreement to repurchase......     (216,048)     --
Dividend payments...................................................      (99,345)     (35,178)
 Purchase of Treasury Stock.........................................     (618,875)     --
Sale of common stock................................................       16,800      --
                                                                      -----------  -----------
   Net cash provided by financing activities........................   (1,670,404)  (6,383,507)
                                                                      -----------  -----------
Net increase in cash and due from banks.............................  $   353,048  $  (145,220)
Cash and due from banks at beginning of year........................    5,574,568    5,716,375
                                                                      -----------  -----------
Cash and due from banks at end of period............................  $ 5,927,616  $ 5,571,155
                                                                      -----------  -----------
                                                                      -----------  -----------

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

        The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. MERGER AGREEMENT

        On July 31, 1996 the merger of Eastside Holding Corporation with Westside Financial Corporation was consummated, and Westside financial changed its name to First Sterling Banks, Inc. accordingly, the 1996 income and cash flow statements were restated to reflect the combined entities.

        During the third quarter, prior to the merger, the Company declared a 23% stock dividend payable to all shareholders of record July 30, 1996. The number of new shares issued was 134,781. In accordance with Generally Accepted Accounting principles, prior period average shares outstanding have been restated for the stock dividend.

Note 3. Accounting Standards Board SFAS No. 128.

        The Financial Accounting Standards Board has issued SFAS No. 128, Earnings Per Share. SFAS No.128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this statement is for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on earnings per share.

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

        FINANCIAL CONDITION

        The Company's balance sheet has shrunk slightly since December 1996. This decline was expected, and is attributable to a seasonal deposit account in which the balance declined approximately $6,750,000 from December 31, 1996. Core deposits have increased approximately $6,000,000 or 5.37% since December 1996. Total loans have increased 5.52% or $4,624,918 since December 1996.

        LIQUIDITY

        As of March 31, 1997, the liquidity ratios of both banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. In addition, Westside joined the Federal Home Loan Bank in the first quarter of 1996 providing an alternative source of funding and both banks maintain relationships with correspondent banks which could provide funds on short notice, if needed.

        CAPITAL

        At March 30, 1997, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Banks compliance with regulatory capital requirements at March 31, 1997:

                                                                  WESTSIDE BANK    EASTSIDE BANK
                                                                 ---------------  ---------------

Leverage capital ratio:........................................         10.05%           11.03%

Risk based capital ratios:
 Core capital...................................................         13.66%           13.89%
 Total capital..................................................         14.78%           14.88%

        Results of Operations for the Three Months Ended March 31, 1997 and
        1996

        Net income for the quarter ended March 31, 1997 increased $129,060 or 34.91% over the same period in 1996. An increase in earning assets, primarily loans, resulted in an increase in net interest income of $204,367 or 14.85% over the same period in 1996. The first quarter was very active in the sale of SBA loans, the resulting gains were primarily responsible for an increase in other operating income of $279,467 over the same period in 1996. Operating expenses increased 25.70% or $231,350 over the same period in 1996. Increased overhead associated with opening a new branch attributed for much of this increase.

        The provision for loan losses increased $58,000 or 64% over the same period in 1996. The increase in the provision was made at Eastside Bank, to maintain what management felt was an adequate reserve, following a chargeoff of approximately $73,000.

        Salaries and employee benefits have increased 37.93% over the same period in 1996. The major contributing factor being an increase in the bonus accrual, based on the 1996 actual bonus and the addition of a new branch by Westside Bank.

        Occupancy expenses have increased in 34.06% or $38,035 as compared to the same period in 1996. This increase in also due to the opening of a branch office.

        Directors fees have increased $9,000 over the same period in 1996. Fees at Eastside Bank were increased for 1997 based on a competitive market survey of other community banks in the area. In addition the holding company began paying directors fees in the first quarter of 1997.

        Other operating expenses were flat as compared to the same period in 1996.

        Pre-tax income for the period ending March 31,1997 increased $203,484 or 35.92% over the same period in 1996. The increase in earnings is attributable to the Banks continued growth and the increase in earnings assets.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

        There are no exhibits to this report.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST STERLING BANKS, INC.


Date: May 8, 1997            By: \s\ Edward C. Milligan
      ---------------------      ---------------------------------
                                  Edward C. Milligan, President


Date: May 8, 1997             By: \s\ Barbara J. Bond
      ---------------------       ---------------------------------
                                   Barbara J. Bond, Treasurer