Form 10-Q
period 1997-06-30
WESTSIDE FINANCIAL CORP /GA/
filed 1997-08-14
CIK 922244

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

MARK ONE

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                ---------------

    ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from        to
                                            ------    -------

                       Commission File Number: 000-25128

                           First Sterling Banks, Inc.
            -------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Georgia                               58-2104977
            -----------------------------            --------------------
            (State or other jurisdiction               (IRS Employer
            of incorporation or organization)        Identification No.)


                 Post Office Box 2147, Marietta, Georgia 30061
            -------------------------------------------------------
                   (Address of principal executive officers)

                                  770-499-2265
                         -----------------------------
                          (Issuer's Telephone Number)


                                      N/A
            -------------------------------------------------------
              (Former name, former address and former fiscal year)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ----  ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of June 30, 1997    1,292,581
                                     -----------

                           FIRST STERLING BANKS, INC.


                                     INDEX

                                                                                     Page No.
                                                                                   -------------

Part I.    Financial Information

           Consolidated Balance Sheet
             June 30, 1997                                                                3

           Consolidated Statements of Income
             Three Months Ended June 30, 1997 and 1996 and Six Months Ended
             June 30, 1997 and 1996                                                       4

           Consolidated Statements of Cash Flows -- Six Months Ended June 30,
             1997 and 1996                                                                5

           Notes to Consolidated Financial Statements                                     6

           Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                       7-9

           Signatures                                                                    10


                                        PART I--FINANCIAL INFORMATION

                                  FIRST STERLING BANKS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET
                                                June 30, 1997
                                                 (Unaudited)

Assets
------

Cash and due from banks.........................................................  $ 5,585,508
Interest-bearing deposit in banks...............................................      121,469
Investment securities:
  Held to maturity (fair value $2,223,000)......................................    2,248,289
  Available for sale, at estimated market value.................................   20,211,918
Federal funds sold..............................................................    8,600,000
Corporate Securities............................................................       72,500
Loans...........................................................................   93,502,382
Less allowance for loan losses..................................................    1,126,163
            Loans, net..........................................................   92,376,219
Premises and equipment, net.....................................................    5,235,014
Other Real Estate Owned.........................................................      623,977
Other assets....................................................................    1,515,005
                                                                                 ------------
            Total assets........................................................ $136,589,899
                                                                                 ------------
                                                                                 ------------

Liabilities and Stockholders' Equity
------------------------------------
Deposits:
  Demand........................................................................ $ 19,594,283
  Interest-bearing demand.......................................................   32,414,503
  Savings.......................................................................    6,638,202
  Certificates of deposit.......................................................   62,074,319
                                                                                 ------------
            Total deposits...................................................... $120,721,307

Federal Funds purchased and securities sold
  under agreement to repurchase.................................................      262,104
Accrued expenses................................................................      726,734
            Total liabilities................................................... $121,710,145
                                                                                 ------------

Stockholders' equity
  Common stock, 10,000,000 shares authorized;
    1,358,331 shares issued at amount paid in...................................   12,168,127
  Retained earnings.............................................................    3,740,324
  Unrealized gain on investment securities, net of tax..........................        5,178
   Less cost of 65,750 shares of treasury stock.................................   (1,033,875)
                                                                                 ------------
            Total stockholders' equity.......................................... $ 14,879,754
                                                                                 ------------

            Total liabilities and stockholders equity........................... $136,589,899
                                                                                 ------------
                                                                                 ------------


                   FIRST STERLING BANKS, INC.AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                    Three Months Ended June 30, 1997 and 1996 and
                       Six Months Ended June 30, 1997 and 1996
                                     (Unaudited)

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------

Interest income
  Interest and fees on loans............................   $  2,404,715  $  2,088,903  $  4,624,805  $  4,066,194
  Interest on investment securities:
      Taxable...........................................        319,512       276,076       635,611       585,088
      Nontaxable........................................         42,861        47,488        85,779        68,330
  Interest on Federal funds sold........................        127,608        69,703       311,757       180,240
  Interest on securities purchased under
    agreement to resell.................................          --             --          11,922         1,089
  Dividends on Corporate Securities.....................          --             --           2,983          --
  Interest on interest-bearing deposits.................          1,510          --           2,989          --
                                                           ------------  ------------  ------------  ------------
           Total interest income........................   $  2,896,206  $  2,482,170  $  5,675,846  $  4,900,941
Interest expense
  Interest on deposits..................................      1,205,447     1,055,967     2,398,496     2,098,617
  Interest on Federal funds purchased...................          --            --            --            --
  Interest on securities sold under agreement to
    repurchase..........................................          3,390         --            9,493         --
                                                           ------------  ------------  ------------  ------------
           Total interest expense.......................   $  1,208,837  $  1,055,967  $  2,407,989  $  2,098,617

           Net interest income..........................      1,687,369     1,426,203     3,267,857     2,802,324

Provision for loan losses...............................         46,000        88,500       136,000       120,500
                                                           ------------  ------------  ------------  ------------
           Net interest income after
             provision for loan losses..................   $  1,641,369  $  1,337,703  $  3,131,857  $  2,681,824
                                                           ------------  ------------  ------------  ------------
Other operating income
  Service charges on deposit accounts...................   $    101,801  $     85,065  $    193,023  $    174,638
  Gain on sale of loans.................................          1,708          --         257,619        24,548
  Other income..........................................         76,295        52,181       131,176        85,155
                                                           ------------  ------------  ------------  ------------
                                                           $    179,804  $    137,246  $    581,818  $    284,341
                                                           ------------  ------------  ------------  ------------
Other operating expenses
  Salaries and other employee benefits..................   $    571,102  $    499,317  $  1,233,246  $    979,367
  Occupancy and equipment expenses......................        153,617       123,483       303,337       235,168
  Stationery and supplies...............................         20,929        24,271        43,230        42,128
  FDIC assessments......................................          4,345         1,000         6,783         2,000
  Audit and accounting..................................         14,017        35,821        32,600        56,408
  Directors fees........................................         45,600        34,800        93,175        72,475
  Other operating expense...............................        296,689       254,513       524,932       485,913
  Securities (gains) losses.............................           --           4,157           600         4,157
                                                           ------------  ------------  ------------  ------------
           Total operating expenses.....................   $  1,106,299  $    977,362  $  2,237,903  $  1,877,616

           Income before income taxes...................   $    714,874  $    497,587  $  1,475,772  $  1,088,549

Applicable income taxes.................................   $    235,522  $    181,521  $    497,624  $    378,199
                                                           ------------  ------------  ------------  ------------
           Net Income...................................   $    479,352  $    316,066  $    978,148  $    710,350
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

Net income per share of common stock.....................  $       0.35  $       0.23  $       0.71  $       0.51
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

Weighted average shares outstanding......................     1,360,323     1,382,997     1,370,485     1,382,997
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

Cash dividends per share of common stock.................  $        .09  $        .06  $      0.165  $       0.12
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                          FIRST STERLING BANKS, INC.AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six Months Ended June 30, 1997 and 1996
                                          (Unaudited)

                                                                                            1997           1996
                                                                                        -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..........................................................................  $     978,148  $     710,350
                                                                                        -------------  -------------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization.......................................................        154,645        151,704
  Provision for loan losses...........................................................        136,000        120,500
  Gain on sale of loans...............................................................        257,619        (25,000)
Proceeds from sale of loans...........................................................      1,375,253        783,000
Increase in taxes payable.............................................................          --          (110,000)
(Increase) decrease in interest receivable............................................        (53,975)        20,268
  Increase (decrease) in interest payable.............................................         49,839        (22,665)
  Other prepaids, deferrals and accruals, net.........................................       (398,897)      (463,420)
                                                                                        -------------  -------------

        Total adjustments.............................................................  $   1,520,484  $     454,387
                                                                                        -------------  -------------
        Net cash provided by operating activities.....................................  $   2,498,632  $   1,164,737
                                                                                         -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities.........................................  $   2,119,400  $     270,143
  Proceeds from maturities of investment securities...................................      2,253,951      5,848,963
  Purchase of investment securities...................................................     (4,263,641)    (3,624,981)
  Net (increase) decrease in Federal funds sold.......................................     10,180,000      9,240,000
  Net increase in loans...............................................................    (11,545,713)    (7,882,175)
  Acquisitions of other real estate...................................................       (428,977)      --
  Capital expenditures................................................................        (57,909)      (423,582)
                                                                                        -------------  -------------

        Net cash used in investing activities.........................................  $  (1,742,889) $   3,428,368
                                                                                        -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits............................................................  $     407,617  $  (3,711,394)
  Net increase in securities sold under
        Agreement to repurchase.......................................................       (343,790)         --
  Dividend payments...................................................................       (215,677)      (142,356)
  Purchase of Treasury Stock..........................................................       (618,875)         --
  Sale of common stock................................................................         25,922          --
                                                                                        -------------  -------------
        Net cash provided by financing activities.....................................  $    (744,803) $  (3,853,750)
                                                                                        -------------  -------------

Net increase (decrease) in cash and
  due from banks......................................................................  $      10,940  $     739,355
Cash and due from banks at beginning of year..........................................  $   5,574,568  $   5,716,375
                                                                                        -------------  -------------

Cash and due from banks at end of period..............................................  $   5,585,508  $   6,455,730
                                                                                        -------------  -------------
                                                                                        -------------  -------------


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

        The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2. MERGER AGREEMENT

        On July 31, 1996, the merger of Eastside Holding Corporation with Westside Financial Corporation was consummated, and Westside financial changed its name to First Sterling Banks, Inc. accordingly, the 1996 income and cash flow statements were restated to reflect the combined entities.

        During the third quarter, prior to the merger, the Company declared a 23% stock dividend payable to all shareholders of record July 30, 1996. The number of new shares issued was 140,531. In accordance with Generally Accepted Accounting principles, prior period average shares outstanding have been restated for the stock dividend.

Note 3. ACCOUNTING STANDARDS BOARD SFAS NO. 128.

        The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share". SFAS No.128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this statement is for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on earnings per share.

                     FIRST STERLING BANKS AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION

The Company's subsidiaries, Westside Bank & Trust Company and Eastside Bank & Trust experienced moderate growth in the first half of 1996. Total loans have increased approximately 11.68% since December 1996. Total deposits have increased $180,890 from December 1996; however, this is misleading due to the presence of a sizable seasonal short term deposit account at December 31, 1996. Core deposits have increased approximately $7,000,000 or 6.09% since December 1996. Net income is up 37.7% over the same period in 1996. This increase is primarily attributable to an increase in earning assets of approximately $19,051,731 or 18.2%. In addition, the first quarter was a very active period for the sale of SBA loans.

LIQUIDITY

As of June 30, 1997, the liquidity ratios of both banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. In addition, Westside Bank is a member of the Federal Home Loan Bank which provides an alternative source of funding. Both banks also maintain relationships with correspondent banks which could provide funds on short notice, if needed.

CAPITAL

At June 30, 1997, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Company's compliance with regulatory capital requirements at June 30, 1997:

                                                            Westside Bank   Eastside Bank
                                                            -------------  ---------------
              Leverage capital ratio:....................        10.42%          11.23%
              Risk based capital ratios:
                    Core capital.........................        13.29%          12.87%
                    Total capital........................        14.38%          13.78%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Net income for the quarter ended June 30, 1997 increased $163,286 or 51.7% over the same period in 1996. An increase in earning assets resulted in an increase in net interest income of $261,166 or 18.3% over the same period in 1996. Interest income increased $414,036 or 16.7%, while interest expense only increased $152,870 or 14.5%.

The provision for loan losses decreased $42,500 or 48.0% over the same period in 1996. During 1996, in connection with the merger with Eastside Holding Corporation, the merger agreement required that both banks maintain the same loan loss reserve ratio as was present at October 31, 1995. The merger was consummated on July 31, 1996 and the provision was reduced for the reminder of 1996.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

Net interest income for the six month period ended June 30, 1997 was $3,267,857, a 16.6% increase over the $2,802,324 reported June 30, 1996. The increase in net interest income is primarily attributable to the increase in earning assets (primarily loans). Year-to-date average earning assets increased $19,051,731 or 18.2% over the same period in 1996. Related interest income increased $774,905 or 15.8%. Interest-bearing liabilities increased $16,299,552 or 19.0% over the same period in 1996, with a resulting increase in interest expense of $309,372 or 14.7%. The first quarter was very active in the sale of SBA loans. The resulting gains were primarily responsible for the increase in other operating income of $297,477 or 104.6% over June 30, 1996.

Salaries and employee benefits have increased 25.9% over the same period in 1996. This increase is a result of Westside opening a branch in the second half of 1996, an increase in the bonus accrual, and Eastside Bank adding two senior staff members in the lending area.

Directors fees have increased $20,700 or 28.6% over the same period in 1996. Fees at Eastside Bank were increased for 1997 based on a competitive market survey of other community banks in the area. In addition, the holding company began paying directors fees in the first quarter of 1997.

Other operating expenses showed a modest increase over June 30, 1996.

Pre-tax income for the period ending June 30, 1997 increased $387,223 or 35.67%. Net income increased $267,798 or 37.7% over the same period in 1996. The increase in earnings is attributable to both Banks continued growth, the increase in earning assets and gains recognized from the sale of several SBA loans in the first quarter.

                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST STERLING BANKS, INC.



Date: August 11, 1997           By: \s\ Edward C. Milligan
     ----------------              ------------------------------------
                                    Edward C. Milligan, President




Date: August 11, 1997           By: \s\ Barbara J. Bond
     ----------------              ------------------------------------
                                    Barbara J. Bond, Treasurer