Form 10QSB
period 1997-09-30
FIRST STERLING BANKS INC
filed 1997-11-12
CIK 922244

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

Mark One

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended  September 30, 1997

  ( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from          to

                          Commission File Number: 000-25128

                              First Sterling Banks, Inc.
                             ---------------------------
          (Exact name of small business issuer as specified in its charter)

                 Georgia                         58-2104977
       --------------------------------      ------------------
       (State or other jurisdiction             (IRS Employer
       of incorporation or organization)     Identification No.)


                                 Post Office Box 2147
                               Marietta, Georgia 30061
                       (Address of principal executive offices)

                                     770-499-2265
                                    --------------
                             (Issuer's Telephone Number)


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


                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of September 30, 1997   1,312,915

                              FIRST STERLING BANKS, INC.


                                        INDEX


                                                                      Page No.

Part I.       Financial Information

              Consolidated Balance Sheet
                 September 30, 1997                                        3

              Consolidated Statements of Income
                 Three Months Ended September 30, 1997                     4
                 and 1996 and Nine Months Ended
                 September 30, 1997 and 1996

              Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1997 and 1996             5

              Notes to Consolidated Financial Statements                   6

              Management's Discussion and Analysis of
                 Financial Condition and Results of                      7-8
                 Operations


Part II.      Other Information

                 Item 6.  Exhibits and Reports on Form 8-K                 9

                 Signatures                                               10

                            PART I - FINANCIAL INFORMATION

                              FIRST STERLING BANKS, INC.
                              CONSOLIDATED BALANCE SHEET
                                  September 30, 1997
                                     (Unaudited)


Assets
Cash and due from banks                                       $ 11,849,401
Interest-bearing deposit in banks                                  126,110
Investment securities:
  Held to maturity (fair value $2,232,672)                       2,248,620
  Available for sale, at estimated market value                 22,919,195
  Corporate securities                                              72,500
Federal funds sold                                               9,097,000
Loans                                                          101,617,555
Less allowance for loan losses                                   1,165,295
              Loans, net                                       100,452,260
Premises and equipment, net                                      5,196,887
Other Real Estate Owned                                          1,074,295
Other assets                                                     1,538,013
                                                              ------------
         Total assets                                         $154,574,281
                                                              ------------
                                                              ------------


Liabilities and Stockholders' Equity
Deposits:
  Demand                                                      $ 20,735,008
  Interest-bearing demand                                       42,303,571
  Savings                                                        5,839,728
  Certificates of deposit                                       68,997,763
                                                              ------------
              Total deposits                                  $137,876,070
Federal funds purchased and securities sold
 under agreement to repurchase                                     369,128
Accrued expenses                                                   818,934
              Total liabilities                               $139,064,132
                                                              ------------

Stockholders' equity
  Common stock, 10,000,000 shares authorized;
    1,378,665 shares issued at amount paid in                   12,356,904
  Retained earnings                                              4,113,975
  Unrealized gain on investment securities, net of tax              73,145
   Less cost of 65,750 shares of treasury stock                 (1,033,875)
                                                              ------------
              Total stockholders' equity                      $ 15,510,149
                                                              ------------

              Total liabilities and stockholders equity       $154,574,281
                                                              ------------
                                                              ------------

                                   FIRST STERLING BANKS, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                       Three Months Ended September 30, 1997 and 1996 and
                          Nine Months Ended September 30, 1997 and 1996
                                           (Unaudited)

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                                1997           1996           1997          1996
                                           -----------    -----------    -----------    -----------
Interest income
  Interest and fees on loans               $ 2,580,086    $ 2,154,461    $ 7,204,891    $ 6,220,654
  Interest on investment securities:
    Taxable                                    275,597        305,329        911,208        911,908
    Nontaxable                                  73,091         25,276        158,870         72,116
  Interest on Federal funds sold               128,280        132,259        440,037        312,499
  Interest on securities purchased under
    agreement to resell                         48,021           --           59,943          1,089
  Dividends on corporate securities                                            2,983
 Interest on interest-bearing deposits           1,461          1,393          4,450          1,393
                                           -----------    -----------    -----------    -----------
         Total interest income               3,106,536      2,618,718      8,782,382      7,519,659
Interest expense
  Interest on deposits                       1,310,265      1,092,750      3,708,761      3,191,367
  Interest on Federal funds purchased             --              829           --              829
  Interest on securities sold under
    agreement to purchase                        3,937          1,222         13,430          1,222
                                           -----------    -----------    -----------    -----------
         Total interest expense              1,314,202      1,094,801      3,722,191      3,193,418

         Net interest income                 1,792,334      1,523,917      5,060,191      4,326,241
Provision for loan losses                       76,000         17,000        212,000        137,500
                                           -----------    -----------    -----------    -----------
         Net interest income after
           provision for loan losses         1,716,334      1,506,917      4,848,191      4,188,741
                                           -----------    -----------    -----------    -----------
Other operating income
  Service charges on deposit accounts          102,565         93,987        295,588        268,625
  Gain on sale of loans                         11,057        181,020        268,676        205,567
  Other income                                 114,010         56,602        245,186        140,291
                                           -----------    -----------    -----------    -----------
         Total other income                    227,632        331,609        809,450        614,483
                                           -----------    -----------    -----------    -----------
Other operating expenses
  Salaries and other employee benefits         647,566        601,082      2,079,225      1,579,729
  Occupancy and equipment expenses             148,833        136,708        452,170        372,480
  Stationery and supplies                       19,817         33,296         63,047         76,072
  FDIC assessments                               3,325          1,000         10,108          3,000
  Audit and accounting                          35,275         30,375         67,875         74,890
  Directors fees                                41,975         36,150        135,150        108,625
  Other operating expense                      314,159        291,516        640,678        787,214
  Securities (gains) losses                       --             --              600          4,157
  Merger expense                                  --           52,118           --           52,118
                                           -----------    -----------    -----------    -----------
         Total operating expenses            1,210,950      1,182,245      3,448,853      3,058,285
                                           -----------    -----------    -----------    -----------

         Income before income taxes            733,016        656,281      2,208,788      1,744,939
Applicable income taxes                        243,035        241,406        740,659        619,605
                                           -----------    -----------    -----------    -----------

    Net Income                             $   489,981    $   414,875    $ 1,468,129    $ 1,125,334
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------
Per share of common stock based on the
  average number of shares outstanding
  during the period
    Net Income                             $      0.36    $      0.30    $      1.07    $      0.82
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

Weighted average shares outstanding          1,370,601      1,372,119      1,372,412      1,372,119
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

Cash dividends per share of common stock   $       .09    $      .075    $      .255    $      .195
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

                            FIRST STERLING BANKS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended September 30, 1997 and 1996
                                    (Unaudited)

                                                       1997           1996
                                                       ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $  1,468,129    $  1,125,334
                                                  ------------    ------------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                        243,381         308,644
  Provision for loan losses                            212,000         137,500
  Gain on sale of loans                                268,676        (205,567)
  Proceeds from the sale of loans                    1,364,196            --
 (Increase) decrease in interest receivable           (101,683)          8,521
  Increase (decrease) in interest payable               49,839          (6,071)
  Other prepaids, deferrals and accruals, net           56,931        (819,852)
                                                  ------------    ------------

    Total adjustments                                2,093,340        (576,825)
                                                  ------------    ------------
    Net cash provided by operating activities        3,561,469         548,509
                                                  ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities        2,719,400       1,270,143
  Proceeds from maturities of
    investment securities                            2,452,355       7,649,851
  Purchase of investment securities                 (7,768,282)     (7,858,231)
  Net(increase) decrease in Federal funds sold       9,683,000          65,000
  Net increase in interest-bearing deposits in banks       ---        (109,606)
  Net increase in loans                            (19,680,586)     (9,196,296)
  Acquisitions of other real estate                   (879,295)            -0-
 Capital expenditures                                 (104,598)       (766,030)
                                                  ------------    ------------

    Net cash used in investing activities          (13,578,006)     (8,945,169)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                          17,335,653      10,147,280
  Net increase in securities sold under
    agreement to repurchase                           (308,097)        652,149
  Dividend payments                                   (332,010)       (241,438)
  Purchase of Treasury Stock                          (618,875)           --
  Sale of common stock                                 214,699            --
                                                  ------------    ------------

    Net cash provided by financing activities       16,291,370      10,557,991
                                                  ------------    ------------

Net increase in cash and due from banks           $  6,274,833    $  2,161,331

Cash and due from banks at beginning of year         5,574,568       5,715,903
                                                  ------------    ------------

Cash and due from banks at end of period          $ 11,849,401    $  7,877,234
                                                  ------------    ------------
                                                  ------------    ------------

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

         The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


Note 3.  Accounting Standards Board SFAS No. 128

         The Financial Accounting Standards Board has issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion NO. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this statement is for financial statements issued for periods ending after December 15,1997. The adoption of this Statement is not expected to have a material effect on earnings per share.

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

Financial Condition

The Company's subsidiaries, Westside Bank & Trust Company and Eastside Bank & Trust Company have enjoyed good steady growth in 1997. Total loans have increased 21.37% or $17,891,816 since December 1996. Total deposits have increased $17,335,653 or 14.38%. Non-interest bearing deposits increased $2,027,505 or 11.7%, while interest bearing deposits increased $15,308,148 or 15%.

Liquidity

As of September 30, 1997, the liquidity ratios of both banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. In addition, Westside is a member of the Federal Home Loan Bank which provides an alternative source of funding. Both banks also maintain relationships with correspondent banks which could provide funds on short notice, if needed.

Capital

At September 30, 1997, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Banks compliance with regulatory capital requirements at September 30, 1997:


                                     Westside Bank         Eastside Bank

    Leverage capital ratio:              10.43%                10.96%
    Risk based capital ratios:
          Core capital                   13.10%                12.23%
          Total capital                  14.16%                13.13%

Results of Operations for the Three Months Ended September 30, 1997 and 1996

Net income for the quarter ended September 30, 1997 increased $75,106 or 18.10% over the same period in 1996. The increase in earning assets resulted in an increase in net interest income of $268,417 or 17.61% over the same period in 1996. Interest income increased $487,818 or 18.63%, interest expense increased $219,401 or 20.0% over the same period in 1996. Other operating income decreased $103,977 over the same period in 1996. The third quarter of 1996 was very strong in the sale of SBA loans, and this was not repeated in 1997. Only $11,057 in gains was recognized in the third quarter of 1997 compared to $181,020 in 1996. This decline was partially offset by fees on participation loans amounting to $40,271 and mortgage origination fees of $23,357 for the quarter. Total operating expenses showed only a slight increase over the same period in 1996.

The provision for loans losses increased $59,000 over the same period in 1996. In 1996 the second quarter loss provision was higher than normal due to certain provisions outlined in the merger agreement. After the merger was consummated on July 31, 1996, the provision was reduced for the remainder of the year.

Results of Operations for the Nine Months Ended September 30, 1997 and 1996.

Net interest income for the nine month period ended September 30, 1997 was $5,060,191, an increase of $4,326,241 over the same period in 1996. An increase in year-to-date average earning assets of $19,348,466 or 18.1% over the same period in 1996 is largely responsible for the increase in net interest income. Interest income increased 16.8% or $1,252,723 over the same period in 1996. Average interest bearing liabilities increased $17,326,512 or 19.9% over the same period in 1996. Interest expense only increased $528,773 or 16.6%.

Other income is up $194,967 or 31.7% over the same period in 1996. Several factors have contributed to this increase, including, an increase in service charges (Westside opened a branch in the second quarter of 1996), an increase in gains on the sale of SBA loans, mortgage origination fees, and fees on participation loans.

Salaries and employee benefits have increased 31.62% over the same period in 1996. An increase in the bonus accrual, the opening of a branch office in the second quarter of 1996, and the addition of two senior staff members in the lending area all contributed to this increase. The branch opening and a computer conversion in the second quarter of 1996 are largely responsible for an increase of $79,690 or 21.4% in occupancy and equipment expense.

Directors fees have increased $26,525 or 24.41% over the same period in 1996. Fees at Eastside Bank were increased for 1997 based on a competitive market survey of other community banks in the area. In addition, the holding company began paying directors fees in the first quarter of 1997.

Pre-tax income for the period ending September 30, 1996 increased $463,849 or 26.58% over the same period in 1996. Net income increased $342,795 or 30.46% over the same period in 1996. The increase in earnings is attributable to the continued growth at both Banks, the resulting increase in earning assets and managements continued focus on loan quality and core bank earnings.

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

                                  FIRST STERLING BANKS, INC.



DATE:  November 5, 1997           BY:   \S\ EDWARD C. MILLIGAN
    -------------------                --------------------------------
                                       Edward C. Milligan, President


DATE:  November 5, 1997           BY:   \S\ BARBARA J. BOND
    -------------------                ---------------------------------
                                       Barbara J. Bond, Treasurer