Form 10KSB
period 1997-12-31
FIRST STERLING BANKS INC
filed 1998-03-31
CIK 922244

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934           (FEE REQUIRED)

         For the fiscal year ended December 31, 1997
                                   -----------------

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934                (NO FEE REQUIRED)

         For the transition period from             to
                                        -----------    -------------------

                        Commission file number: 000-25128

                           FIRST STERLING BANKS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Georgia                                                  58-2104977
-------------------------------                           ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

  1200 Barrett Parkway, Kennesaw, GA                             30144
----------------------------------------                       ---------
(Address of Principal Executive Offices)                       (Zip Code)

     770-499-2265
------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:        None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X   No
                   -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for the most recent fiscal year. $14,346,052
                                                          ------------

As of March 1, 1998, registrant had outstanding 2,625,830 shares of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $44,474,995.


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

         In December 1997, Westside Bank signed a contract to purchase a tract of land containing approximately 1.3542 acres at the intersection of Chastain Road and Town Green Boulevard in North Cobb County. The bank will construct a two story facility containing approximately 12,000 square feet to accommodate a branch facility and the company's corporate headquarters. It is anticipated that only half of the space will be built out initially, with the remaining space to be used for future growth.

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

Employees

         As of March 1, 1998, the Westside Bank had a total of 22 full-time and 16 part-time employees. Eastside Bank had a total of 26 full-time and 12 part-time employees. These employees are provided with fringe benefits in varying combinations, including health, accident, disability and life insurance plans. In the opinion of management, the Banks enjoy excellent relations with their employees.

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

         The following table reflects the Company and the banks' compliance with regulatory capital requirements at December 31, 1997:


                                   Actual                        Required                 Excess
                              Amount        %             Amount            %        Amount       %
                            ----------    ----           ---------        ---      ---------    ----
Leverage capital
  Consolidated              16,013,000    6.52%          9,824,000        4.00%    6,189,000    3.86%
  Westside Bank              8,684,000    5.03           6,903,000        4.00     1,781,000    3.20
  Eastside Bank              7,033,000    9.63           2,921,000        4.00     4,112,000    5.85

Risk-based core capital:
  Consolidated              16,013,000   12.80%          5,005,000        4.00%   11,008,000    6.87%
  Westside Bank              8,684,000   12.73           2,730,000        4.00     5,954,000    6.86
  Eastside Bank              7,033,000   12.38           2,273,000        4.00     4,760,000    6.77

Risk-based total capital:
  Consolidated              17,393,000   13.90%         10,009,000        8.00%    7,384,000    4.25%
  Westside Bank              9,501,000   13.92           5,460,000        8.00     4,041,000    4.25
  Eastside Bank              7,596,000   13.37           4,546,000        8.00     3,050,000    4.02

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

FDIC Insurance Assessments

         Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.32% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

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

         In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c)a special interim assessment rate range for the last quarter of 1996 from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, FICO assessments will be imposed on both BIF and SAIF insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January 2000 BIF and SAIF insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined on that date.

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

         The Interstate Banking Act was amended on July 3, 1997, for the purpose of ensuring that state banks are competitive with national banks under the new interstate banking laws. The amendment provides that state law of the host state applies to an out-of-state, state-chartered bank that branches in the host state to the same extent that it applies to a national bank operating a branch in the host state. The law also provides that bank branches operating in the host state and chartered in another state may exercise powers they have under their home-state charters if host state-chartered banks or national banks may exercise those powers.

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

Year 2000 Project

         First Sterling Banks and its subsidiaries rely heavily upon computers for the daily conduct of their business. First Sterling will commit all resources necessary to achieve a satisfactory and timely solution to computer based problems related to the year 2000 and beyond. The project is receiving full support and attention from senior management of both Eastside Bank and Westside Bank. A comprehensive plan which addresses all aspects of the project is in place and work on the project is well underway. The project is on schedule and the timetable will allow for an adequate period of thorough testing well in advance of the year change. With the inventory and assessment phase of the project completed management has determined that the total expense is not expected to have a material effect on earnings in any one year.

Officers

         The following table sets forth certain information with respect to the officers of the Registrant:


         Name                                                      Officer
         (Age)                     Position with the Registrant     Since
        ------                     ----------------------------    -------
         Edward C. Milligan        Chairman, President & CEO        1994
           (53)

         Barbara J. Bond                    Secretary               1994
           (49)

ITEM 2.           DESCRIPTION OF PROPERTY

         The principal properties of the Registrant consist of the properties of the Banks. For a description of the properties , see "Item 1--Description of Business" included elsewhere in this Annual Report.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of 1997.

                                                             PART II

ITEM 5.           MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Prior to August 1995, there was no public market for the registrants common stock.

           In 1995, the Board of Directors voted to allow J. C. Bradford & Company to be the principal market maker for the Company's common stock. Sterne, Agee & Leach and Knox Wall are also market makers for the Company's common stock. The Company's common stock is traded on the Nasdaq National Market under the symbol FSLB. The following table lists the high and low stock price for each quarter in 1997:


                                High                      Low
------------------------------------------------------------------
Fiscal year 1997
First quarter                   $ 9.00                    $ 8.125
Second quarter                    9.00                      7.75
Third quarter                     9.625                     8.50
Fourth quarter                   12.50                      9.3125
------------------------------------------------------------------


  (b) As of March 16, 1998, there were approximately 921 shareholders of record of the registrant's common stock.

 (c) During 1997 dividends of $ 0.0375 per share were paid in the first fiscal quarter and dividends of $ 0.045 per share were paid in the second, third and fourth fiscal quarters. The Company currently intends to continue paying regular cash dividends on a quarterly basis.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                                                                For the Year Ended December 31
                                                  -----------------------------------------------------------
Selected Income Statement Data                      1997       1996      1995            1994            1993
                                                  -------    --------  --------        -------         ------
                                                               (In thousands, except per share data)

Total interest income                             $13,307    $10,432   $ 9,705       $ 7,491         $ 6,007

Total interest expense                              5,562      4,393     4,087         2,916           2,678
Net interest income                                 7,745      6,039     5,618         4,575           3,329
Provision for loan losses                             444        137       256           257             134
Net interest income after
 provision for loan losses                          7,301      5,902     5,362         4,318           3,195
Other operating income                              1,040        760       571           513             538
Net income                                          2,167      1,509     1,616         1,209             854
Net income per share (basic)                          .83        .57       .59           .50             .36

Dividends per share                                   .17       0.13       .075          .05             --

Selected Balance Sheet Data

Total loans                                      $106,730    $ 83,726  $ 73,148      $ 63,897         $52,333
Total assets                                      169,041     136,706   121,172       100,860          92,937
Total deposits                                    151,323     120,540   106,466        88,172          81,410
Shareholders' equity                               16,120      14,742    13,591        12,160          11,246


All share and per share data have been adjusted to reflect a two for one stock split announced on February 25, 1998.

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

         Net interest income for the year ended December 31, 1997 was $7,744,983 an increase of $1,705,600 or 28.24% compared to December 31, 1996. The increase in net interest income is primarily attributable to an increase in average earning assets over 1996.

         The Banks' average cost of funds was 4.27% in 1997 as compared to 4.71% in 1996. Average earning assets increased $38,131,004 or 33.50% over 1996. Average interest bearing liabilities increased $36,914,368 or 39.56% over 1996. As in previous years, the increase in interest bearing liabilities and average earning assets was significantly affected by fourth quarter seasonal deposits at Westside Bank. Seasonal deposits have been maintained at the bank since its opening in 1990, and the bank has no reason to believe that this will change. However, it would be impossible to project the future balances of seasonal deposits as they have fluctuated significantly in the past. Average non-interest bearing deposits increased $2,542,614 or 14.67% over 1996.

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

         The provision for loan losses charged to earnings amounted to $444,342 in 1997 an increase of $306,842 over 1996. The banks continue to experience only minimal losses, net chargeoffs in 1997 were of .17% of average loans compared to .07% in 1996.

The increase in provision is a reflection of the strong growth in the loan portfolio experienced by both banks in 1997, along with an increase of $102,000 in net chargeoffs over 1996. The allowance for loan losses as a percentage of total loans outstanding at December 31, 1997 and 1996 amounted to 1.29% and 1.31% respectively.

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

Following is a comparison of non-interest income for 1997 and 1996:

                                                   1997             1996
                                                   ----            ----
         Service charges on deposit
           accounts                             $ 389,948        $371,211
         Gain on sale of loans                    279,002         237,247
         Other income                             371,157         155,353
         Net realized losses on securities          (600)         (4,157)
                                               ----------       ---------
                                               $1,039,507        $759,654
                                               ----------       ---------
                                               ----------       ---------

         Non-interest income consists primarily of service charges on deposit accounts, gains on the sale of SBA (Small Business Administration) loans into the secondary market, fees on participation loans, mortgage origination fees, customer service fees, gains (losses) on investment securities transactions and miscellaneous other income. Other income is up $215,804 over 1996. This increase is largely the result of increased, fees on participation loans and mortgage origination fees.

         Following is an analysis of non-interest expense for 1997 and 1996:


                                                      1997            1996
                                                      ----            ----
         Salaries and employee benefits           $2,993,762      $ 2,250,272
         Occupancy and equipment expense             628,523          525,897
         Deposit insurance premiums                   13,909            4,000
         Data processing fees                        212,179          197,125
         Directors Fees                              182,400          140,225
         Merger expenses                                --            131,632
         Other expense                             1,022,514        1,031,323
                                                  ------------    -----------
                                                  $5,053,287      $ 4,280,474
                                                  ------------    -----------
                                                  ------------    -----------

         Non-interest expense increased $772,813 or 18.05% over 1996. Non-interest expense consists primarily of salaries and other employee benefits, occupancy expense, and other operating costs. In the fourth quarter of 1996, management salaries, bonuses and directors fees were reviewed by an independent third party consultant and adjustments made where appropriate. Directors of Eastside and Westside are paid for each board meeting attended and outside directors are paid for each committee meeting attended. Directors on the First Sterling board are paid a quarterly fee for all services. Directors fees increased $42,175 or 30% over 1996. Personnel expense increased $743,490 over 1996. This increase is primarily attributable to the addition of staff at both banks and the first full year of operation for Westside's Whitlock branch. At December 31, 1997, the company employed 46 full-time employees and 25 part-time employees. It is the intention of management and the boards to attract and maintain quality people by offering salaries and other benefits competitive in the marketplace, and to reward individuals based on the performance of the Bank. Occupancy expense increased $ 102,626 or 19.51% over 1996. This increase can also be attributed primarily to Westside's first full year of operating the Whitlock branch.

         Net income after tax increased $657,689 or 43.59% from 1996. While the average rate on earning assets declined 4.47% the increase in average earning assets resulted in an increase in interest income of $2,874,218 or 27.55% over 1996. Although average interest bearing liabilities increased 39.56%, the effective rate declined 9.34% and total interest expense increased only 26.60%. While all deposit categories increased over 1996 the majority of the increase was in lower rate interest bearing demand deposits.

         The following tables set forth the amount of the Company's average earning assets and interest-bearing liabilities, together with related interest income and expense and average rates for 1997 and 1996:

Average Balances and Net Income Analysis

         The condensed average balance sheets for the period indicated are presented below:


                                                For the year ended December 31,
                                                1997               1996
         ASSETS
Cash and due from banks                          $   7,648,021     $   5,952,464
Interest-bearing deposits in banks                     100,000            48,361
Taxable Securities                                  19,097,717        19,872,073
Nontaxable Securities                                4,138,479         2,229,505
Federal funds sold                                  12,403,296        10,200,182
Securities purchased under agreement to resell      21,578,817         2,333,880
Loans (1)                                           94,627,687        79,130,991
Reserve for loan losses                             (1,147,135)       (1,064 977)
Other assets                                         7,730,105         6,884,343
                                                 -------------     -------------
         Total Assets                            $ 166,176,987     $ 125,586,822
                                                 -------------     -------------
                                                 -------------     -------------
Total earning assets                             $ 151,945,996     $ 113,814,992
                                                 -------------     -------------
                                                 -------------     -------------

         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing demand                     $  19,870,565     $  17,327,951
Interest-bearing demand and savings                 64,243,825        35,704,589
  Time                                              65,623,174        57,398,208
                                                 -------------     -------------
         Total deposits                            149,737,564       110,430,748
Federal funds purchased and securities
  sold under agreement to repurchase                   360,150           209,984
Other liabilities                                    1,107,972           956,068
                                                 -------------     -------------
         Total liabilities                       $ 151,205,686       111,596,800
                                                 -------------     -------------

Stockholders' equity                             $  14,971,301     $  13,990,022
                                                 -------------     -------------

         Total Liabilities and
           Stockholders' equity                  $ 166,176,987       125,586,822
                                                 -------------     -------------
                                                 -------------     -------------

Total interest-bearing liabilities               $ 130,227,149     $  93,312,781
                                                 -------------     -------------
                                                 -------------     -------------

(1) Average loans include non-accrual loans, if any.

Interest Income and Interest Expense

                                               For the year ended December 31,
                                                 1997             1996
                                                    Average            Average
                                         Interest    Rate   Interest     Rate
                                                 (Dollars in thousands)

INTEREST INCOME:
  Interest and fees on loans (1)         $10,027     10.60%   $ 8,439   10.66%
  Interest on investment securities:
     Taxable Securities                    1,234      6.46      1,229    6.18
     Nontaxable Securities                   184      4.45        108    4.84
  Interest on Federal funds sold             676      5.45        538    5.27
  Interest on securities purchased
    under agreement to resell              1,180      5.46        115    4.93
  Interest on deposits in banks                6      5.90          3    6.25
                                         -------      ----     -------    ----
  Total interest income                  $13,307      8.76     $10,432    9.17
                                         -------      ----     -------    ----

INTEREST EXPENSE:
  Interest on savings and interest-
    bearing demand deposits              $ 1,734      2.70%   $ 1,031    2.89
  Interest on time deposits                3,810      5.80%     3,352    5.84
  Interest on Federal funds purchased
    and securities sold under
    agreement to repurchase                   18      5.09         10    4.76
                                         -------      ----     -------    ----
   Total interest expense                 $ 5,562      4.27    $ 4,393    4.71
                                         -------      ----    -------    ----

NET INTEREST INCOME                      $ 7,745              $ 6,039
                                         -------              -------
                                         -------              -------
  Net interest spread                                 4.49%             4.46%
                                                      ----              ----
                                                      ----              ----

  Net yield on average interest-
    earning assets                                    5.10%             5.31%
                                                      ----              ----
                                                      ----              ----


(1) In computing yields on earning assets, the average balances of non-accruing loans are included in the average balances, and loan fees of $749,210 and $728,761 for the years ended December 31, 1997 and 1996, respectively, are included in interest income.

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

                                              Year ended December 31,
                                                  1997 V.s. 1996
                                            Increase     Changes Due to
                                           (Decrease)      Rate    Volume
                                               (Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
    Interest and fees on loans               $ 1,588    $   (65)    $ 1,653
Interest on investment securities:
    Taxable                                        5         53         (48)
    Nontaxable                                    76        (16)         92
Interest on Federal funds sold                   138         22         116
Interest on securities purchased
    under agreement to resell                  1,065        114         951
  Interest on deposits in other banks              3       --             3
                                             -------    -------     -------
         Total interest income               $ 2,875    $   108     $ 2,767
                                             -------    -------     -------

Expense from interest-bearing liabilities
Interest on interest-bearing
  demand and savings deposits                $   703    $  (121)    $   824
Interest on time deposits                        458        (22)        480
Interest on Federal funds purchased
  and securities sold under agreement
  to repurchase                                    8          1           7
                                             -------    -------     -------
         Total interest expense              $ 1,169    $  (142)    $ 1,311

         Net interest income                 $ 1,706    $   250     $ 1,456
                                             -------    -------     -------
                                             -------    -------     -------


                                                  Year ended December 31,
                                                      1996 v.s. 1995
                                            Increase        Changes Due to
                                           (Decrease)        Rate    Volume
                                                 (Dollars in Thousands)
Increase (decrease) in:
  Income from earning assets:
    Interest and fees on loans                  $ 1,090     $  (153)    $ 1,243
  Interest on investment securities:
    Taxable                                         (11)        (14)          3
    Nontaxable                                       56           2          54
 Interest on deposits in other banks                  3        --             3
 Interest on Federal funds sold                    (161)        (53)       (108)
  Interest on securities purchased under
    agreement to resell                            (250)        (15)       (235)
                                                -------     -------     -------
         Total interest income                  $   727     $  (233)    $   960
                                                -------     -------     -------

  Expense from interest-bearing liabilities
    Interest on interest-bearing
     demand and savings deposits                $   (29)    $    19     $   (48)
    Interest on time deposits                       325          16         309
    Interest on Federal funds purchased
         and securities sold under agreement
         to repurchase                               10        --            10
                                                -------     -------     -------
         Total interest expense                 $   306     $    35     $   271
                                                -------     -------     -------

         Net interest income                    $   421     $  (268)    $   689
                                                -------     -------     -------
                                                -------     -------     -------

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

         The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by those regulatory authorities, the Bank's liquidity ratios at December 31, 1997 were considered satisfactory. At December 31, 1997, investment securities with a book value of $2,572,246 were scheduled to mature within one year. These investments, along with federal funds sold and securities purchased under agreement to resell of $27,485,000 as of December 31, 1997, will provide a ready source of funds. At December 31, 1997, the Company's and the Bank's capital asset ratios were considered adequate based on guidelines established by the regulatory authorities. During 1997, the Company increased its capital by retaining net earnings of $1,718,745 after dividend payments of $447,922. At December 31, 1997, total capital of the Company amounted to $16,120,410.

         On September 20, 1995, the Board of Directors of Westside Financial unanimously approved a stock redemption plan to redeem up to 120,000 shares of its common stock. A total of 50,000 shares were repurchased for $415,000 prior to the termination of the repurchase plan which occurred before the execution of a letter of intent in regard to the proposed merger. On February 26, 1997 the Board of Directors of First Sterling Banks, Inc. approved a stock redemption plan to redeem up to 70,000 shares of its common stock at a price not to exceed $9.00 per share. A total of 70,000 shares were repurchased for $618,875, an average price of $8.84 per share.

         On February 25, 1998, the Board of Directors unanimously approved a two for one stock split, payable March 30, 1998 to shareholders of record March 16, 1998.

         Management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.

Maturities

         The following table sets forth the maturity distribution by amortized cost, of securities according to type of security and contractual maturity:

                       MATURITY DISTRIBUTION OF SECURITIES
                                     DECEMBER 31, 1997

                                Available for sale        Held to Maturity                Weighted
                                 Amortized        Fair    Amortized    Fair                Average
                                   Cost          Value    Cost         Value               Yield
                                                             (Dollars in Thousands)

Due in one year or less             $ 2,572    $ 2,575    $   2,249    $   2,238          5.443%
Due from one year to five years       5,658      5,704         --           --            5.926
Due from five to ten years            2,143      2,209         --           --            5.555
Due after ten years                     623        654         --           --            5.097
Mortgage-backed securities            7,492      7,505         --           --            6.218
Equity securities                       313        313         --           --            5.097
                                    -------    -------    ---------    ----------------

                                    $18,801    $18,963    $   2,249    $   2,238          5.889%
                                    -------    -------    ---------    ----------------
                                    -------    -------    ---------    ----------------


Securities with a carrying value of $15,437,000 and $12,027,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.


         The following table represents the composition of the Bank's loan portfolio according to the purpose of the loan and/or repayment terms:


                                                 December 31,      December 31,
                                                     1997              1996

Commercial, financial and agricultural         $  24,768,799     $  19,853,352
Real estate--construction and land
  development                                     35,840,760        21,791,259
Real estate--mortgage                             39,560,475        34,224,333
Installment and other consumer                     6,946,810         8,223,197
                                               -------------     -------------
                                                 107,116,844        84,092,141
Net deferred loan fees                              (387,074)         (366,402)
                                               -------------     -------------
                                                 106,729,770        83,725,739
                                               -------------     -------------
Less reserve for possible loan losses             (1,379,678)       (1,094,621)
                                               -------------     -------------

         Net loans                             $ 105,350,092     $  82,631,118
                                               -------------     -------------
                                               -------------     -------------


                                     SUPPLEMENTAL MATURITY SCHEDULE OF LOANS
                                              DECEMBER 31, 1997

                                               Over One
                                  One Year     Through         Over
                                   or Less    Five Years     Five Years       Total
                               -----------    -----------    -----------    -----------
Commercial and
  industrial                   $10,796,624    $ 6,535,136    $ 7,437,039    $24,768,799
Real estate--
  construction and
  land development              30,385,616      3,722,768      1,732,376     35,840,760
Real estate--mortgage            9,483,109     16,314,420     13,762,946     39,560,475
Installment and other
  consumer                       2,492,475      4,023,886        430,449      6,946,810


Non-performing Loans

         There were $41,501 in non-accrual loans at December 31, 1997 and $322,992 at December 31, 1996. Accrual of interest is discontinued when management believes after considering economic and business conditions and collection efforts, that the ultimate collection of interest is doubtful.

DEPOSITS

         The following table represents the composition of the Bank's deposit accounts, for the periods indicated:


                                                 Year Ended December 31,
                                             1997                 1996
                                     Average     Average    Average    Average
                                      Amount      Rate        Amount    Rate
                                                 (Dollars in Thousands)

Noninterest-bearing deposits         $19,871        --%    $17,328      --%
Interest-bearing demand and
  savings deposits                    64,244       2.70     35,705     2.89
Time deposits                         65,623       5.80     57,398     5.84


                MATURITY SCHEDULE OF TIME DEPOSITS OVER $100,000
                                December 31, 1997

Three months or less           $ 6,962,922
Three months to six months       4,221,425
Six months to twelve months      6,733,828
Over twelve months               3,603,325
                               -----------
Total                          $21,521,500
                               -----------
                               -----------

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

         The provision for loan losses charged to operations was $444,342 during the year ended December 31, 1997, compared to $137,500 in 1996. During 1997, the Bank had net charge-offs of $159,285. There were net charge-offs of $57,938 in 1996. An analysis of the allowance for loan losses follows:

                                                  Year Ended December 31,
                                                     1997            1996

Average amount of loans outstanding              $94,627,687     $79,130,991
                                                 -----------     -----------
                                                 -----------     -----------
Balance of reserve for possible loan
  losses at beginning of period                  $ 1,094,621     $ 1,015,059
Provision charged to operating expense               444,342         137,500

Recoveries:
  Commercial, financial and agricultural                --             2,825
  Real estate--construction and
    land development                                   9,817          13,737
  Real estate--mortgage                                --              --
  Installment and other consumer                      19,018           5,798
                                                 -----------     -----------
     Total recoveries                            $    28,835     $    22,360
                                                 -----------     -----------
Less chargeoffs:
  Commercial, financial and agricultural              16,296          24,709
  Real estate--construction and
    land development                                  52,130           5,722
  Real estate--mortgage                                --              --
    Installment and other consumer                   119,694          49,867
                                                 -----------     -----------
     Total chargeoffs                            $   188,120     $    80,298
                                                 -----------     -----------
Net chargeoffs                                   $   159,285     $    57,938
                                                 -----------     -----------
Balance of reserve for possible loan losses
  at end of period                               $ 1,379,678     $ 1,094,621
                                                 -----------     -----------
                                                 -----------     -----------
Ratio of net loan chargeoffs to average loans            .17%            .07%
                                                 -----------     -----------
                                                 -----------     -----------

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

The Banks had outstanding unfunded commitments at December 31, 1997, as follows:

Commercial, financial and agricultural   $  7,277,748
Real estate--construction and land
  development                              20,674,676
Real estate--mortgage                      4,681,550
Installment and other consumer              2,383,078
Standby letters of credit                     384,298
                                          -----------
                                          $35,401,350
                                          -----------
                                          -----------


Asset/Liability Management

         The following table sets forth the distribution of the repricing of the Banks' earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

         The objective of interest rate sensitivity management is to minimize the effect of interest rate changes on net interest margins while maintaining net interest income at acceptable levels. The major factors that are used to manage interest rate risk include the mix of fixed and floating interest rates, pricing and maturity patterns for all asset and liability accounts.


                                                     After Three   After One
                                                      Months But    Year But
                                           Within       Within       Within       After
                                        Three Months   One Year    Five Years   Five Years     Total
                                        ------------   --------    ----------  -----------     -------
Earning assets:
  Interest-bearing deposits
    in banks                              $     31     $    100      $   --       $   --       $    131
  Federal funds sold                        27,485         --            --           --         27,485
  Securities                                   823        3,155         8,444        8,790       21,212
  Loans                                     70,875       10,040        22,708        3,106      106,729
                                          --------     --------      --------     --------     --------
    Total rate sensitive assets           $ 99,214     $ 13,295      $ 31,152     $ 11,896     $155,557
                                          --------     --------      --------     --------     --------


Interest-bearing liabilities:
  Interest-bearing demand
    deposits                              $ 49,227     $   --        $   --       $   --       $ 49,227
  Savings accounts                           7,320         --            --           --          7,320
Time deposits                               28,980       36,977         7,790         --         73,747
  Other interest bearing
    liabilities                                354         --            --           --            354
                                          --------     --------      --------     --------     --------
    Total Rate sensitive
      liabilities                         $ 85,881     $ 36,977      $  7,790     $   --       $130,648
                                          --------     --------      --------     --------     --------
   Interest rate sensitivity
    GAP                                   $ 13,333     $(23,682)     $ 23,362     $ 11,896
                                          --------     --------      --------     --------
                                          --------     --------      --------     --------
  Cumulative interest rate
    sensitivity GAP                       $ 13,333     $(10,349)     $ 13,013     $ 24,909
                                          --------     --------      --------     --------
                                          --------     --------      --------     --------

  GAP as % of assets                         7.89%      (14.01%)       13.82%        7.04%
  Cumulative GAP as a % of assets            7.89%       (6.12%)        7.70%       14.74%
  Interest Rate Sensitivity
    GAP ratio                              115.52%        35.95%      399.90%        --
  Cumulative interest rate
    sensitivity GAP ratio                  115.52%        91.58%      109.96%       119.07%



                    RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

         The following rate of return information for the periods indicated is presented below:

                                       Year Ended December 31,
                                           1997        1996

Return on assets (1)                       1.30%       1.20%
Return on equity (2)                      14.47%      10.79%
Dividend payout ratio (3)                 20.48%      22.81%
Equity to assets ratio (4)                 9.01%      11.14%

(1) Net income divided by average total assets.
(2) Net income divided by average equity.
(3) Dividends declared per share divided by net income per share
    (basic).
(4) Average equity divided by average total assets.

ITEM 7.           FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its subsidiary are included on page 1 through 32 of this Annual Report on Form 10-KSB.

         Consolidated Balance Sheets--December 31, 1997 and 1996

         Consolidated Statements of Income--Years Ended
                  December  31, 1997 and 1996

         Consolidated Statements of Stockholders' Equity--Years Ended
                  December 31, 1997 and 1996

         Consolidated Statements of Cash Flows--Years Ended
                  December 31, 1997 and 1996

         Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During 1997, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.


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

                                  Position(s)
                                  with the Com-      Principal Occupation
Name                    Age       pany and Bank      During the Past Five Years
----                    ---       -------------      -------------------------------------------

Barbara J. Bond         49        Executive V.P.     Ms. Bond serves as Executive Vice
                                  Westside Bank      President and Senior Operations Officer
                                  Secretary of       of Westside Bank and has served in such
                                  Company and        capacities since the organization of
                                  Westside Bank      Westside. Ms. Bond has served as
                                                     Secretary of the Bank and the Company
                                                     since September 1991 and March 1994,
                                                     respectively.



Harry L. Hudson, Jr.     54       Director of        Mr. Hudson is currently serving as
                                  Company and        Chairman of the Board of Directors of
                                  Chairman of        Eastside Bank, an office he has held
                                  Eastside Bank      since February 1993.  Mr. Hudson has
                                                     been employed by State Farm Insurance
                                                     since January 1, 1970.  He has served
                                                     as Agent, Agency Manager, and Agency
                                                     Field Executive.

The Honorable             54      Director of       Judge Hines has served as chairman of
P. Harris Hines                   Company and       the Board of Directors of Westside Bank
                                  Chairman of       since April 1992. From January 1, 1983
                                  Westside Bank     until July 26, 1995, Judge Hines served
                                                    as a Judge of the Superior Court of Cobb
                                                    County. Since July 26, 1995, Judge Hines
                                                    has served as a Justice of the Supreme
                                                    Court of the State of Georgia. Judge
                                                    Hines is a Trustee of the Kennesaw State
                                                    College Foundation and is a past member
                                                    of the Judicial Council of Georgia.

Edward C. Milligan        53      Chairman,          Mr. Milligan has served as President and
                                  President and      Chief Executive Officer of Westside
                                  CEO of Company;    since its organization. Mr. Milligan has
                                  President, CEO     served as President and CEO of the
                                  and Director of    Company since its organization in March
                                  Westside Bank;     1994. Mr. Milligan has served as a
                                  Director of        Director of Eastside Bank since August
                                  Eastside Bank      1996.

John S. Thibadeau, Jr.     50     Director of        Since 1973, Mr. Thibadeau has been
                                  Company and        president of Deauton Corporation, a real
                                  Eastside Bank      estate Construction and development
                                                     firm. As a licensed real estate broker,
                                                     Mr. Thibadeau is an officer and
                                                     principal in Thibadeau Burton Realty and
                                                     serves as Vice President of University
                                                     Inn Operating Co., a hotel motel
                                                     management firm.

Benjamin Wofford, M.D.     59     Director of        Dr. Wofford served as Chairman of the
                                  Company and        Board of Directors of Westside Bank from
                                  Westside Bank      its organization until April, 1991.
                                                     From 1970 until his retirement in 1977
                                                     Dr. Wofford was a physician specializing
                                                     in plastic and cosmetic surgery in
                                                     Marietta, Georgia. Dr. Wofford is a
                                                     member of the Medical Association of
                                                     Georgia, Georgia Society of Plastic
                                                     Surgeons, Southeastern Society of
                                                     Plastic & Reconstructive Surgeons, and
                                                     American Society of Plastic and
                                                     Reconstructive Surgeons.


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

         During 1997, the Directors received $182,400 for their service as Directors of the Company and the banks.

         The following information is furnished with respect to the Chief Executive Officer and each executive officer of the Company and the Banks who had cash and cash equivalent forms of remuneration from the Bank which exceeded $100,000 for the year ended December 31, 1997, and all executive officers of the Company and the Banks as a group.

                                                                          Long-Term
                                                                       Compensation
                                                                       ------------
                                                                         Securities
                                                                         Underlying
                                                Deferred       Other      Options/
Position            Year   Salary    Bonus   Compensation   Compensation    SAR(#)
----------------------------------------------------------------------------------

Edward C. Milligan  1997  $131,672  $46,200   $48,383       $19,325           34,000
President & CEO     1996   122,136   42,000       --          7,882              --
Westside Bank       1995   117,425   34,800       --          5,348           14,760

Barbara J. Bond     1997    77,750   18,565     9,893         4,281              --
Executive V P       1996    73,583   17,390       --          2,637              --
Westside Bank       1995    70,750   14,300       --          2,423           11,070

Michael Henderson   1997    88,095   20,093     9,180         9,808              --
Executive V P       1996    81,500   19,270       --          8,445              --
Westside Bank       1995    78,333   15,800       --          8,150           11,070



                                                                           Long-Term
                                                                        Compensation
                                                                        ------------
                                                                          Securities
                                                                          Underlying
                                                 Deferred       Other       Options/
Position            Year   Salary     Bonus    Compensation   Compensation    SAR(#)
--------            ----------------------------------------------------------------

All Executive       1997  $361,781  $ 94,498     $67,456     (1)$33,414       34,000
 Officers as        1996   338,424    86,660         --      (2) 18,963           --
 a Group            1995   325,358    65,900         --      (3) 15,921       36,900


(1) Includes Bank's contribution to the 401(k) Plan, directors fees ($12,200) paid to Mr. Milligan, and an auto allowance ($6,000) paid to Mr. Henderson.

(2) Includes Bank's contribution to the 401(k) Plan, directors fees ($5,500) paid to Mr. Milligan, and an auto allowance ($6,000) paid to Mr. Henderson.

(3) Includes Bank's contribution to the 401(k) Plan and directors fees ($3,000) paid to Mr. Milligan, an auto allowance ($6,000) paid to Mr. Henderson.

Stock Option Plan

         In September 1997 by unanimous written consent of the Board of Directors of First Sterling Banks, Inc. the 1997 First Sterling Banks, Inc. Incentive Stock Option Plan was adopted, subject to approval of the Company's shareholders at the 1998 Annual Shareholders Meeting. Under the plan 200,000 shares of Common Stock may be granted by the Company to key employees of the Company or a subsidiary.

     The following table reflects options currently outstanding under the above described plan:

                         Price Per
     Date       Granted   Share      Exercised    Terminated   *Outstanding
     ----       -------   -----      ---------    ----------   ------------
09-24-1997      44,900    $    9.25      --            --      44,900
01-04-1998      22,200        12.50      --            --      22,200


 * Unless otherwise noted all outstanding shares are immediately exercisable.

 (1)     10,800 shares exercisable immediately
         16,250 shares exercisable 1st anniversary of 09-24-1997
         16,250 shares exercisable 2nd anniversary of 09-24-1997
         1,600 shares exercisable 3rd anniversary of 09-24-1997

 (2) 4,440 shares exercisable per year for five years beginning on January 5, 1999

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

         Under the 1994 Incentive Stock Option Plan 123,000 shares of Common Stock may be granted by the Company to key employees of the Company and its subsidiary, The Westside Bank & Trust Company.

         Under the 1995 Directors Stock Option Plan 147,600 shares of Common Stock may be granted by the Company to all directors who are not employees of the Company or Westside Bank; and any Emeritus Director who was a voting member of the Board of Directors within the 12 months preceding the date of any grant of options to such Emeritus Director.

         The following table reflects options currently outstanding under the above described plans:


                           Price Per
     Date          Granted   Share     Exercised Terminated    *Outstanding
---------------    ------    ------    ------    ----------    ------------

02-20-1991         61,500    $    4.065  --            --      61,500
04-19-1995         86,830         4.56  1,500          --      85,330
08-16-1995         51,660         5.285  --            --      51,660
09-20-1995         54,120         6.20   --            --      54,120
11-15-1995          4,920         6.91                 --       4,920


 * Unless otherwise noted all outstanding shares are immediately exercisable.

         During 1996 the Company adopted the 1996 Substitute Incentive Stock Option Plan replacing the former plan as amended February 17, 1993. Under the plan 100,000 shares of Common Stock may be granted by the Company to key employees of the Company and its subsidiary, The Eastside Bank & Trust Company.

         In 1997 the Company adopted the 1997 Directors Stock Option Plan. Under the plan 90,000 shares of Common Stock may be granted by the Company to voting members of the Board of Directors of either the Eastside Bank & Trust Company or First Sterling Banks, Inc.

         The following table reflects options currently outstanding under the above described plans:

                              Price Per
     Date             Granted   Share       Exercised    Terminated  *Outstanding
------------------    ------    ------      ---------    ----------  ------------
02-15-1993            10,000    $    4.09    10,000        --          --
02-17-1993            35,000         3.95    20,000        --        15,000
01-19-1994             4,000         4.20     4,000        --          --
12-14-1994            17,000         4.515   12,000        --         5,000
02-21-1996            34,000         6.50     7,668      11,666      16,666(1)
03-27-1997            90,000         9.00      --          --        90,000


  Unless otherwise noted all outstanding shares are immediately exercisable.

  (1) 10,334 shares exercisable; remaining 6,332 shares exercisable 02-21-99

         The price at which a stock option is exercisable cannot be less than the fair market value of the Common Stock on the date of the grant as determined by the Board of Directors.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                                                  Number of
                                                  Securities      Value of
                                                  Underlying      Unexercised
                                                  Unexercised     In-the-Money
                                                  Options/SARs    Options/SAR
                                                  at FY-End(#)    at FY-End(S)
                        Shares
                      Acquired on    Value         Exercisable/    Exercisable/
Name                  Exercise #    Realized($)   Unexercisable    Unexercisable
-----------------------------------------------------------------------------------
Edward C. Milligan       -0-             -0-      50,160/23,200    $324,014/$63,800


Retirement Plan

         The Banks participate in a 401(k) Retirement Plan ("Retirement Plan") which is a defined contribution plan designed to meet the requirements of
Section 401(k) of the Internal Revenue Code of 1986, as amended ("Code") and the Employee Retirement Income Security Act of 1974, as amended. All employees of the Banks who have attained the age of 21 years and have completed one year of service are eligible to participate in the Retirement Plan. Pursuant to the Retirement Plan, the Bank may, in its discretion, contribute for each Plan Year an amount equal to a matching percentage, as determined annually by the Board of Directors of the Bank, of the employee's contributions for the Plan Year, up to the maximum limit established by the Code. The matching contributions are subject to limits established by the Code and a vesting schedule which provides that matching contributions become 20% vested after more than 2 years and less than 3 years of service, and vested in increments of 20% for each year of service thereafter, becoming 100% vested after 6 years of service. The matching contributions also become 100% vested upon death or disability. Each participant under the Retirement Plan is always vested 100% in his or her 401(k) contributions. The trustee of the Retirement Plan is Regions Bank of Gainesville, Georgia. Westside Bank contributed a total of $36,287.83 during the 1997 fiscal year pursuant to the Retirement Plan, including the following amounts to the accounts of persons named: Edward C. Milligan-- $7,125.00; Michael J. Henderson--$3,808.13; Barbara J. Bond--$4,281.30; and all executive officers as a group--$15,214.43. Eastside Bank contributed a total of $10,756 during the 1997 fiscal year.

         In December 1997 the directors of Westside Bank unanimously approved a Deferred Compensation Plan for the benefit of key executives of the bank who could be added to the Plan from time to time. Initial participants in the plan are: Edward C. Milligan, Barbara J. Bond and Michael J. Henderson. The Plan shall adopt certain retirement goals for each participant, which goals shall be adjusted from time to time and the Bank shall make regular annual contributions to the Plan in amounts needed to reach the retirement goal for each executive, but any such contributions shall be at the discretion of the Board of Directors. The following contributions totaling $ 67,456, were made for 1997; Edward C. Milligan--$48,383; Barbara J. Bond--$ 9,893.00 and Michael J. Henderson--$ 9,180.00.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information, as of March 1, 1998, with respect to: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock; (ii) the beneficial ownership of Common Stock by each of the directors and executive officer; and (iii) the beneficial ownership by all directors and executive officers as a group. Except as noted below, all shares are owned directly, and the owner has sole voting and investment power with respect to such shares:


Name                           Number of Shares%       # of Class (l)
---------------------------    -----------------       --------------
Barbara J. Bond                 34,520    (2)                 1.30%
P. Harris Hines                 17,896    (3)                  .68
Harry L. Hudson, Jr             42,300    (4)                 1.60
Edward C. Milligan             111,320    (5)                 4.12
John S. Thibadeau, Jr           20,000    (6)                  .76
Benjamin H. Wofford, Jr         66,058    (7)                 2.50
SouthTrust of Georgia, Inc.    128,794                        4.90
                               -------
                               443,888    (8)
                               -------
                               -------

(1) Based on total outstanding shares of 2,625,830 if no options are held by the named owner, or based on a pro forma calculation of the total outstanding shares including shares issued upon exercise of options held by the named owner or by member of the named group.

(2) Includes 29,520 shares of Common Stock obtainable upon the exercise of options.

(3) Includes 12,300 shares of Common Stock obtainable upon the exercise of options

(4) Includes 10,000 shares of Common Stock obtainable upon the exercise of options and 20,000 shares held as joint tenant with spouse.

(5) Includes 73,360 shares of Common Stock obtainable upon the exercise of options and 1,230 shares held by Mr. Milligan's minor children.


(6) Includes 10,000 shares of Common Stock obtainable upon the exercise of options.

(7) Includes 12,300 shares of Common Stock obtainable upon the exercise of options and 12,300 shares held as joint tenant with spouse.

(8) Includes 147,480 shares of Common Stock obtainable upon the exercise of options.


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

  Item 13(a) 1., 2. and 3. and Item 13(b).

         (a)      The following documents are filed as part of this report:

                  1.  Financial statements:

                      (a) First Sterling Banks, Inc. and subsidiaries:

                              (i) Consolidated Balance Sheets--December 31, 1997 and 1996

                             (ii) Consolidated Statements of Income--Years ended December 31, 1997 and 1996

                            (iii) Consolidated Statements of Stockholders' Equity Years ended December 31, 1997 and 1996

                             (iv) Consolidated Statements of Cash Flows-- Years ended December 31, 1997 and 1996

                              (v)  Notes to Consolidated Financial Statements

                  (b) First Sterling Banks, Inc. (Parent Company Only):

                  Parent Company only financial information has been included in
                  Note 15 of Notes to Consolidated financial statements.

                  2. Financial statement schedules:

                           All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                  3. Exhibits required by Item 601 of Regulation S-K:

        Number           Description
        ------           -----------

    Exhibit 3.1 Articles of Incorporation of First Sterling Banks, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-78046 on Form S-4) as amended by Certificate of Merger and Name Change (incorporated by reference to Exhibit 3.1 of the December 31, 1996, 10K-SB)

    Exhibit 3.2 Bylaws of First Sterling Banks, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No.33-78046 on Form S-4)

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

    Exhibit 10.7 Form of First Sterling Banks, Inc. 1996 Substitute Incentive Stock Option Plan Incentive Stock Option Agreement for options granted by Eastside Holding Corporation on February 21, 1996 filed as Exhibit 4.3 to Form S-8 (File No. 333-15069)

    Exhibit 10.8 Employment Agreement dated August 16, 1995, between Westside Financial Corporation, The Westside Bank & Trust Company and Edward C. Milligan filed as Exhibit 10.5 to Form S-4 (File No. 333-3116)

    Exhibit 10.9 First Sterling Banks, Inc. 1997 Directors Stock Option Plan, attached as Exhibit 10.9

    Exhibit 10.10 Form of First Sterling Banks, Inc. 1997 Directors Stock Option Plan, Stock Option Agreement, attached as
                       Exhibit 10.10

    Exhibit 10.11 First Sterling Banks, Inc. 1997 Incentive Stock Option Plan, attached as Exhibit 10.11

    Exhibit 10.12 Form of First Sterling Banks, Inc. 1997 Incentive Stock Option Plan, Incentive Stock Option Agreement, attached as Exhibit 10.12

    Exhibit 22.1 Subsidiaries of First Sterling Banks, Inc., include: The Westside Bank & Trust Company, Kennesaw, Georgia, and The Eastside Bank & Trust Company, Snellville, Georgia

        (b)           Reports on Form 8-K

                      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                       FIRST STERLING BANKS, INC.
                            AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 1997

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1997
---------------------------------------------------------------------------


                                TABLE OF CONTENTS
                                -----------------


                                                                       Page
                                                                       ----
INDEPENDENT AUDITOR'S REPORT.......................................        1

FINANCIAL STATEMENTS

     Consolidated balance sheets...................................        2
     Consolidated statements of income.............................        3
     Consolidated statements of stockholders' equity...............        4
     Consolidated statements of cash flows.........................  5 and 6
     Notes to consolidated financial statements....................     7-32


                                  [letterhead]
                          INDEPENDENT AUDITOR'S REPORT

-------------------------------------------------------------------------------

To the Board of Directors
First Sterling Banks, Inc. and Subsidiaries
Kennesaw, Georgia


        We have audited the accompanying consolidated balance sheets of First Sterling Banks, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Sterling Banks, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                            /S/MAULDIN & JENKINS, LLC
                                            ---------------------------------



Atlanta, Georgia
February 6, 1998, except for Note 16 as to which the date is February 25, 1998

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES
         TO PRINT: CLICK ON ACTIONS IN THE TOP MENU BAR. MAKE SELECTION.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

-------------------------------------------------------------------------------


                                     Assets                                                1997                    1996
                                                                                 ---------------------   ---------------------
Cash and due from banks                                                          $          7,651,995    $          5,574,568
Interest-bearing deposits in banks                                                            130,815                 113,277
Federal funds sold and securities purchased
    under resell agreements                                                                27,485,000              18,780,000
Securities available-for-sale                                                              18,963,075              19,140,719
Securities held-to-maturity, fair value
    of $2,238,285 and $3,461,476                                                            2,248,974               3,498,339

Loans                                                                                     106,729,770              83,725,739
Less allowance for loan losses                                                              1,379,678               1,094,621
                                                                                 ---------------------   ---------------------
          Loans, net                                                                      105,350,092              82,631,118
                                                                                 ---------------------   ---------------------

Premises and equipment                                                                      5,106,983               5,335,670
Other assets                                                                                2,104,301               1,632,385
                                                                                 ---------------------   ---------------------
          Total assets                                                           $        169,041,235    $        136,706,076
                                                                                 ---------------------   ---------------------
                                                                                 ---------------------   ---------------------

                      Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand                                                   $         21,028,926    $         18,707,503
    Interest-bearing demand                                                                49,227,141              40,005,223
    Savings                                                                                 7,320,138               3,795,476
    Time, $100,000 and over                                                                21,521,500              14,979,962
    Other time                                                                             52,224,917              43,052,253
                                                                                 ---------------------   ---------------------
          Total deposits                                                                  151,322,622             120,540,417
Securities sold under repurchase agreements                                                   354,061                 605,895
Other liabilities                                                                           1,244,142                 817,395
                                                                                 ---------------------   ---------------------
          Total liabilities                                                               152,920,825             121,963,707
                                                                                 ---------------------   ---------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, no par value; 10,000,000 shares
        authorized; 2,757,330 and 2,710,662 issued
        at amount paid in, respectively                                                    12,350,404              12,142,205
    Retained earnings                                                                       4,696,598               2,977,853
    Unrealized gain on securities available-for-sale, net of tax                              107,283                  37,311
    Treasury stock, 131,500 and 61,500 shares, respectively                                (1,033,875)               (415,000)
                                                                                 ---------------------   ---------------------
          Total stockholders' equity                                                       16,120,410              14,742,369
                                                                                 ---------------------   ---------------------

          Total liabilities and stockholders' equity                             $        169,041,235    $        136,706,076
                                                                                 ---------------------   ---------------------
                                                                                 ---------------------   ---------------------
See Notes to Consolidated Financial Statements.


                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

-------------------------------------------------------------------------------

                                                                                         1997                      1996
                                                                                 ---------------------   ---------------------
Interest income
    Loans                                                                        $         10,026,825    $          8,439,303
    Taxable securities                                                                      1,234,173               1,228,815
    Nontaxable securities                                                                     184,001                 107,780
    Deposits in banks                                                                           5,900                   2,893
    Federal funds sold and securities purchased
        under resell agreements                                                             1,855,646                 653,536
                                                                                 ---------------------   ---------------------
          Total interest income                                                            13,306,545              10,432,327
                                                                                 ---------------------   ---------------------
Interest expense
    Deposits                                                                                5,543,230               4,382,921
    Federal funds purchased and securities sold
        under repurchase agreements                                                            18,332                  10,023
                                                                                 ---------------------   ---------------------
          Total interest expense                                                            5,561,562               4,392,944
                                                                                 ---------------------   ---------------------
          Net interest income                                                               7,744,983               6,039,383
Provision for loan losses                                                                     444,342                 137,500
                                                                                 ---------------------   ---------------------
          Net interest income after provision for loan losses                               7,300,641               5,901,883
                                                                                 ---------------------   ---------------------
Other income
    Service charges on deposit accounts                                                       389,948                 371,211
    Net realized losses on sales of securities available-for-sale                                (600)                 (4,157)
    Gains on sale of loans                                                                    279,002                 237,247
    Other operating income                                                                    371,157                 155,353
                                                                                 ---------------------   ---------------------
          Total other income                                                                1,039,507                 759,654
                                                                                 ---------------------   ---------------------
Other expense
    Salaries and employee benefits                                                          2,993,762               2,250,272
    Equipment expenses                                                                        316,728                 258,614
    Occupancy expenses                                                                        311,795                 267,283
    Other operating expenses                                                                1,431,002               1,504,305
                                                                                 ---------------------   ---------------------
          Total other expenses                                                              5,053,287               4,280,474
                                                                                 ---------------------   ---------------------

          Income before income taxes                                                        3,286,861               2,381,063

Income tax expense                                                                          1,120,194                 872,085
                                                                                 ---------------------   ---------------------
          Net income                                                             $          2,166,667    $          1,508,978
                                                                                 ---------------------   ---------------------
                                                                                 ---------------------   ---------------------
Basic earnings per common share                                                  $              0.83     $               0.57
                                                                                 ---------------------   ---------------------
                                                                                 ---------------------   ---------------------
Diluted earnings per common share                                                $              0.78     $               0.55
                                                                                 ---------------------   ---------------------
                                                                                 ---------------------   ---------------------

See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

-------------------------------------------------------------------------------


                                                                                 Unrealized
                                                                                   Gains

                                                                                    on
                                                       Common Stock              Securities
                                           -----------------------------------   Available-      Treasury Stock         Total
                                                         Amount       Retained   for-Sale,     ------------------    Stockholders'
                                            Shares       Paid In      Earnings   Net of Tax    Shares        Cost      Equity
                                            ------       -------      --------   ----------    ------        ----    -------------

Balance, December 31, 1995   ............   1,211,300  $12,113,610   $ 1,809,659   $  83,022     25,000   $  (415,000)  $13,591,291
    Net income ..........................       --                     1,508,978       --         --            --        1,508,978
    Cash dividends declared,
        $.13 per share ..................       --                      (340,784)      --                                  (340,784)
    Stock dividend.......................     140,531        --             --         --         5,750         --             --
    Exercise of stock options ...........       3,500       28,595          --         --          --           --           28,595
    Net change in unrealized gains on
        securities available-for-sale,
        net of tax ......................                    --             --       (45,711)      --           --          (45,711)
                                            ---------  -----------   -----------   ----------  ---------  -----------   -----------
Balance, December 31, 1996  .............   1,355,331   12,142,205     2,977,853      37,311     30,750      (415,000)   14,742,369
    Net income ..........................       --           --        2,166,667         --          --          --       2,166,667
    Cash dividends declared,
        $.17 per share ..................       --                      (447,922)        --          --          --        (447,922)
    Exercise of stock options ...........      23,334      208,199         --            --          --          --         208,199
    Purchase of treasury stock ..........       --           --            --                    35,000      (618,875)     (618,875)
    Net change in unrealized gains on
        securities available-for-sale,
        net of tax ......................       --           --           --          69,972       --           --           69,972
                                            ---------  -----------   -----------   ----------  ---------  -----------   -----------
Balance, December 31, 1997 .............. $ 1,378,665  $12,350,404    $4,696,598   $ 107,283     65,750   $(1,033,875)  $16,120,410
                                          -----------  -----------    ----------   ---------   --------   -----------   -----------
                                          -----------  -----------    ----------   ---------   --------   -----------   -----------


See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

-------------------------------------------------------------------------------


                                                                          1997             1996
                                                                      -----------      -----------
OPERATING ACTIVITIES

    Net income    ...............................................    $  2,166,667     $  1,508,978
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation ............................................         352,364          290,983
        Provision for loan losses ...............................         444,342          137,500
        Deferred income taxes ...................................         (67,390)         (25,393)
        Net realized losses on sales of securities
            available-for-sale ..................................             600            4,157
        Gains on sale of loans ..................................        (279,002)        (237,247)
        Proceeds from sale of loans .............................       2,655,972        3,078,914
        Loans originated for sale ...............................      (4,070,000)      (4,035,245)
        Increase in interest receivable .........................         (73,628)          (4,029)
        Increase in interest payable ............................         220,843            1,896
        Other operating activities ..............................         136,866         (208,135)
                                                                      -----------      -----------
              Net cash provided by operating activities .........       1,487,634          512,379
                                                                      -----------      -----------

INVESTING ACTIVITIES

    Purchases of securities available-for-sale ..................     (10,050,881)      (5,529,234)
    Proceeds from sales of securities available-for-sale ........         119,400        1,270,143
    Proceeds from maturities of securities available-for-sale ...      10,212,584        4,591,337
    Proceeds from maturities of securities held-to-maturity .....       1,249,365          502,839
    Net increase in Federal funds sold and securities
        purchased under resell agreements .......................      (8,705,000)      (5,280,000)
    Net increase in interest-bearing deposits in banks ..........         (17,538)        (113,277)
    Net increase in loans .......................................     (21,797,756)      (9,442,466)
    Purchase of premises and equipment ..........................         (92,154)        (971,680)
                                                                      -----------      -----------
              Net cash used in investing activities .............     (29,081,980)     (14,972,338)
                                                                      -----------      -----------

FINANCING ACTIVITIES

    Net increase in deposits ....................................      30,782,205       14,074,918
    Net increase (decrease) in securities sold under
        repurchase agreements ...................................        (251,834)         605,895
    Dividends paid ..............................................        (447,922)        (390,784)
    Proceeds from exercise of stock options .....................         208,199           28,595
    Purchase of treasury stock ..................................        (618,875)            --
                                                                      -----------      -----------
              Net cash provided by financing activities .........      29,671,773       14,318,624
                                                                      -----------      -----------


                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

-------------------------------------------------------------------------------


                                                                          1997             1996
                                                                      -----------      -----------
Net increase (decrease) in cash and due from banks   ............    $  2,077,427     $   (141,335)

Cash and due from banks at beginning of year ....................       5,574,568        5,715,903
                                                                      -----------      -----------
Cash and due from banks at end of year  .........................    $  7,651,995     $  5,574,568
                                                                      -----------      -----------
                                                                      -----------      -----------
SUPPLEMENTAL DISCLOSURES
  Cash paid for:

        Interest ................................................    $  5,340,719     $  4,391,048

        Income taxes ............................................    $  1,257,059     $  1,275,906

NONCASH TRANSACTION
    Unrealized (gains) losses on securities available-for-sale       $   (104,059)    $     73,187


See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Nature of Business

                     First Sterling Banks, Inc. (the Company) is a multi-bank holding company whose business is conducted by its wholly-owned subsidiaries, The Westside Bank & Trust Company and The Eastside Bank & Trust Company, (the Banks). The Banks are commercial banks located in Cobb and Gwinnett Counties, Georgia. The Banks provide a full range of banking services in their primary market areas of Cobb, Gwinnett and surrounding counties. The Eastside Bank & Trust Company has a wholly-owned subsidiary, Eastside Financial Services, Inc., which originates, sells and services loans made under the Small Business Administration
                     (SBA) Program.

                  Basis of Presentation

                     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

                     The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

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

-------------------------------------------------------------------------------

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

                     The amounts advanced under resell agreements represent short-term loans and are combined with Federal funds sold in the balance sheet. The securities underlying the resell agreements are delivered by appropriate entry into a third-party custodian's account designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. Securities purchased under resell agreements averaged approximately $21,759,000 and $2,334,000 during 1997 and 1996, respectively, and the maximum amounts outstanding at any month-end during 1997 and 1996 was $232,000,000 and $25,000,000, respectively.

                  Securities

                     Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity, net of tax. Equity securities without a readily determinable fair value are carried at cost.

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

-------------------------------------------------------------------------------

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

                  Sale of Loans

                     The Company originates and sells participations in certain loans. Gains are recognized at the time the sale is consummated. The amount of gain recognized on the sale of a specific loan is equal to the percentage resulting from determining the fair value of the portion sold as compared to the fair value of the entire loan. Any gain that is materially in excess of or less than the net premium received is deferred and amortized into income over the term of the loan. Losses are recognized at the time the loan is identified as held for sale and the loan's carrying value exceeds its fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

                     Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur.

                     The Company and the Banks file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                  Earnings Per Common Share

                     Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Recent Accounting Pronouncements

                     The Financial Accounting Standards Board (FASB) has issued, and the Company has adopted, Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 was amended by SFAS No. 127, which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement did not have a material effect on the Company's financial statements.

                     The FASB has issued, and the Company has adopted, SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential issuable common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of this statement did not have a material effect on the Company's financial statements.

                     The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the SFAS to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 130 is effective for periods beginning after December 15, 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 2.  SECURITIES

                  The amortized cost and fair value of securities are summarized as follows:

                                                                       Gross           Gross
                                                    Amortized       Unrealized       Unrealized          Fair
                                                      Cost             Gains           Losses           Value
                                                ----------------  --------------  ---------------  ---------------
          Securities Available-for-Sale
              December 31, 1997:
                U. S. Government and agency
                  securities                    $     6,230,971   $      23,622   $      (3,050)   $    6,251,543
                State and municipal securities        4,765,041         128,926          (1,101)        4,892,866
                Mortgage-backed securities            7,491,706          27,781         (13,821)        7,505,666
                Equity securities                       313,000               -                -          313,000
                                                ----------------  --------------  ---------------  ---------------
                                                $    18,800,718   $     180,329   $     (17,972)   $   18,963,075
                                                ----------------  --------------  ---------------  ---------------
                                                ----------------  --------------  ---------------  ---------------

             December 31, 1996:
                U. S. Government and agency
                  securities                    $     9,646,750   $      29,120   $     (39,290)   $    9,636,580
                State and municipal securities        3,959,320          77,659          (4,323)        4,032,656
                Mortgage-backed securities            5,207,151          25,611         (30,479)        5,202,283
                Equity securities                       269,200               -                -          269,200
                                                ----------------  --------------  ---------------  ---------------
                                                $    19,082,421   $     132,390   $     (74,092)   $   19,140,719
                                                ----------------  --------------  ---------------  ---------------
                                                ----------------  --------------  ---------------  ---------------


                                                                                 Gross            Gross
                                                              Amortized        Unrealized      Unrealized          Fair
                                                                Cost             Gains           Losses           Value
                                                          ----------------  ---------------  --------------  ---------------
                    Securities Held-to-Maturity
                       December 31, 1997:
                          U. S. Government and agency
                            securities                    $     2,248,974   $            -   $    (10,689)   $    2,238,285
                                                          ----------------  ---------------  --------------  ---------------
                                                          ----------------  ---------------  --------------  ---------------

                       December 31, 1996:
                          U. S.  Government and agency
                            securities                    $     3,498,339   $          599   $    (37,462)   $    3,461,476
                                                          ----------------  ---------------  --------------  ---------------
                                                          ----------------  ---------------  --------------  ---------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 2.  SECURITIES (Continued)

                  The amortized cost and fair value of securities as of December 31, 1997 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following summary.

                                                         Securities Available-for-Sale        Securities Held-to-Maturity
                                                       ----------------------------------   ---------------------------------
                                                          Amortized            Fair             Amortized           Fair
                                                            Cost               Value              Cost             Value
                                                       ---------------   ----------------   ----------------  ---------------

                     Due in one year or less           $    2,572,246    $     2,575,821    $     2,248,974   $    2,238,285
                     Due from one year to five years        5,657,809          5,704,242                  -                -
                     Due from five to ten years             2,143,324          2,209,861                  -                -
                     Due after ten years                      622,633            654,485                  -                -
                     Mortgage-backed securities             7,491,706          7,505,666                  -                -
                     Equity securities                        313,000            313,000                  -                -
                                                       ---------------   ----------------   ----------------  ---------------
                                                       $   18,800,718    $    18,963,075    $     2,248,974   $    2,238,285
                                                       ----------------- -----------------  ----------------  ---------------
                                                       ----------------- -----------------  ----------------  ---------------

                  Securities with a carrying value of $15,437,000 and $12,027,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

                  Gains and losses on sales of securities available-for-sale consist of the following:

                                             December 31,
                                 --------------------------------------
                                        1997                 1996
                                 -----------------    -----------------

       Gross gains               $              -     $              -
       Gross losses                         (600)              (4,157)
                                 -----------------    -----------------
       Net realized losses       $          (600)     $        (4,157)
                                 -----------------    -----------------
                                 -----------------    -----------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

                  The composition of loans is summarized as follows:

                                                                     December 31,
                                                         -------------------------------------
                                                                1997                1996
                                                         -----------------    ----------------

            Commercial, financial, and agricultural      $     24,768,799     $    19,853,352
            Real estate - construction                         35,840,760          21,791,259
            Real estate - mortgage                             39,560,475          34,224,333
            Consumer instalment and other                       6,946,810           8,223,197
                                                         -----------------    ----------------
                                                              107,116,844          84,092,141
            Deferred loan fees and costs                        (387,074)           (366,402)
            Allowance for loan losses                         (1,379,678)         (1,094,621)
                                                         -----------------    ----------------
            Loans, net                                   $    105,350,092     $    82,631,118
                                                         -----------------    ----------------
                                                         -----------------    ----------------


                  Changes in the allowance for loan losses are as follows:

                                                                      December 31,
                                                          -------------------------------------
                                                                 1997                1996
                                                          -----------------    ----------------

            Balance, beginning of year                    $      1,094,621     $     1,015,059
               Provision for loan losses                           444,342             137,500
               Loans charged off                                 (188,120)            (80,298)
               Recoveries of loans previously charged off           28,835              22,360
                                                          -----------------    ----------------
            Balance, end of year                          $      1,379,678     $     1,094,621
                                                          -----------------    ----------------
                                                          -----------------    ----------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

                  The total recorded investment in impaired loans was $41,501 and $322,992 at December 31, 1997 and 1996, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with Statement of Financial Accounting Standard No. 114 ("Accounting by Creditors for Impairment of a Loan") at December 31, 1997 and 1996. The average recorded investment in impaired loans for 1997 and 1996 was $191,133 and $177,432, respectively.
                  Interest income recognized on impaired loans for cash payments received was not material for the years ended December 31, 1997 and 1996.

                  The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1997 are as follows:

            Balance, beginning of year        $      3,816,082
               Advances                              5,075,666
               Repayments                          (3,222,024)
                                              -----------------
            Balance, end of year              $      5,669,724
                                              -----------------
                                              -----------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 4.  PREMISES AND EQUIPMENT

                  Premises and equipment are summarized as follows:

                                                   December 31,
                                      --------------------------------------
                                             1997                 1996
                                      -----------------    -----------------

     Land                             $      1,470,790     $      1,470,790
     Buildings                               3,887,711            3,906,025
     Equipment                               1,354,770            1,281,582
                                      -----------------    -----------------
                                             6,713,271            6,658,397
     Accumulated depreciation              (1,606,288)          (1,322,727)
                                      -----------------    -----------------
                                      $      5,106,983     $      5,335,670
                                      -----------------    -----------------
                                      -----------------    -----------------


NOTE 5.  EMPLOYEE BENEFIT PLANS

                  The Company has a 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense during 1997 and 1996 amounted to $47,044 and $19,685, respectively.

                  The Company implemented deferred compensation agreements in 1997 for certain of its key officers. Amounts accrued under these agreements totaled $67,456 at December 31, 1997.

NOTE 6.  STOCK OPTIONS

                  The Company has two incentive stock option plans with 423,000 shares of common stock reserved for options to key employees. At December 31, 1997, 153,806 common stock options were available to grant under these plans.

                  The Company also reserved 237,370 shares of common stock for options to directors. At December 31, 1997, there were no options available to grant under this plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6.  STOCK OPTIONS (Continued)

                  Option prices under these plans are equal to the fair value of the Company's common stock on the date of the grant. The options expire in ten years from date of grant. Other pertinent information related to the options is as follows:


                                                                December 31,
                                         ----------------------------------------------------------
                                                    1997                           1996
                                         ----------------------------   ---------------------------
                                                         Weighted-                     Weighted-
                                                          Average                       Average
                                                         Exercise                       Exercise
                                           Number          Price          Number         Price
                                         -----------   --------------   -----------   -------------
     Under option, beginning of year        347,530     $       4.96       325,530     $      5.04
        Granted                             157,900             9.11        34,000            6.50
        Exercised                          (46,668)             4.46       (7,000)            4.09
        Terminated                          (6,666)             6.50       (5,000)            6.50
                                         -----------                    -----------
     Under option, end of year              452,096             6.44       347,530            4.96
                                         -----------                    -----------
                                         -----------                    -----------

     Exercisable, end of year               371,530             5.92       318,530            4.82
                                         -----------                    -----------
                                         -----------                    -----------

     Weighted-average fair value of
       options granted during the year         2.51                           1.21
                                         -----------                    -----------
                                         -----------                    -----------


                                     Under Option, End of Year
                                     -------------------------
                                                                                 Weighted-
                                                           Weighted-              Average
                                                            Average              Remaining
                                 Range of                  Exercise             Contractual
         Number                   Prices                     Price             Life in Years
      -------------        ----------------------        --------------       ----------------
           218,490          $        3.95 - 5.29          $       4.55                7
           233,606                   6.20 - 9.25                  8.20                9
      -------------
      -------------
           452,096
      -------------
      -------------


                                 Options Exercisable, End of Year

           218,490          $        3.95 - 5.29          $       4.55                7
           153,040                   6.20 - 9.00                  7.88                9
      -------------
           371,530
      -------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 6.  STOCK OPTIONS (Continued)

                  As permitted by SFAS No. 123 ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1997 and 1996. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows:

                                                         December 31, 1997
                                        -----------------------------------------------------
                                                                Basic             Diluted
                                                               Earnings          Earnings
                                          Net Income          Per Share         Per Share
                                        ---------------    ---------------   ----------------
     As reported                        $    2,166,667     $         0.83    $          0.78
     Stock-based compensation,
        net of related tax effect            (162,391)             (0.06)             (0.06)
                                        ---------------    ---------------   ----------------
     As adjusted                        $    2,004,276     $         0.77    $          0.72
                                        ---------------    ---------------   ----------------
                                        ---------------    ---------------   ----------------



                                                         December 31, 1996
                                        -----------------------------------------------------
                                                                Basic             Diluted
                                                               Earnings          Earnings
                                          Net Income          Per Share         Per Share
                                        ---------------    ---------------   ----------------
     As reported                        $    1,508,978     $         0.57    $          0.55
     Stock-based compensation,
        net of related tax effect                    -                  -                  -
                                        ---------------    ---------------   ----------------
     As adjusted                        $    1,508,978     $         0.57    $          0.55
                                        ---------------    ---------------   ----------------
                                        ---------------    ---------------   ----------------

                  The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following weighted-average assumptions:

                                                                                      December 31,
                                                                             -------------------------
                                                                                1997          1996
                                                                             -----------   -----------

      Risk-free interest rate                                                     5.97%         6.13%
      Expected life of the options                                              7 years       7 years
      Expected dividends (as a percent of the fair value of the stock)            1.98%         2.51%
      Volatility                                                                  18.5%           N/A


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 7.  INCOME TAXES

                  The components of income tax expense are as follows:

                                                      December 31,
                                          -------------------------------------
                                                 1997                1996
                                          -----------------   -----------------

       Current                            $      1,187,584    $        897,478
       Deferred                                   (67,390)            (25,393)
                                          -----------------   -----------------
                     Income tax expense   $      1,120,194    $        872,085
                                          -----------------   -----------------
                                          -----------------   -----------------


                  The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                            December 31,
                                     -----------------------------------------------------------
                                                 1997                           1996
                                     ----------------------------   ----------------------------
                                         Amount        Percent          Amount         Percent
                                     ---------------  -----------   ---------------   ----------

   Income taxes at statutory rate    $    1,117,531       34 %      $      809,595        34 %
      Tax-exempt interest                  (61,943)      (2)              (36,612)       (2)
      State income taxes                     52,663        1                34,680         1
      Merger expenses                             -        -                44,755         2
      Other items, net                       11,943        -                19,667         -
                                     ---------------  -----------   ---------------   ----------
   Income tax expense                $    1,120,194       33 %      $      872,085        35 %
                                     ---------------  -----------   ---------------   ----------
                                     ---------------  -----------   ---------------   ----------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 7.  INCOME TAXES (Continued)

                  The components of deferred income taxes are as follows:

                                                       December 31,
                                           -------------------------------------
                                                  1997                1996
                                           -----------------   -----------------
      Deferred tax assets:
         Loan loss reserves                $        359,239    $        277,871
         Deferred loan fees and costs               127,776             137,605
                                           -----------------   -----------------
                                                    487,015             415,476
                                           -----------------   -----------------
      Deferred tax liabilities:
         Depreciation                                78,260              74,685
         Securities available-for-sale               58,828              20,988
         Other                                       55,074              58,255
                                           -----------------   -----------------
                                                    192,162             153,928
                                           -----------------   -----------------

      Net deferred tax assets              $        294,853    $        261,548
                                           -----------------   -----------------
                                           -----------------   -----------------



NOTE 8.  EARNINGS PER COMMON SHARE

                  The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):


                                               Year Ended December 31, 1997
                                   ---------------------------------------------
                                       Net          Weighted-Average
                                      Income        Shares            Per share
                                   (Numerator)      (Denominator)      Amount
                                   -----------------    ---------    -----------


Basic EPS                          $    2,166,667    2,608,212    $     0.83
                                                                  ----------
                                                                  ----------

Effect of Dilutive Securities
   Stock options                               --      165,234
                                   --------------    --------
Diluted EPS                        $    2,166,667    2,773,446    $     0.78
                                   --------------    ---------    ----------
                                   --------------    ---------    ----------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 8.  EARNINGS PER COMMON SHARE (Continued)


                                                     Year Ended December 31, 1996
                                       ---------------------------------------------------------
                                             Net           Weighted-Average
                                           Income               Shares             Per share
                                         (Numerator)         (Denominator)          Amount
                                       ----------------   --------------------  ----------------
   Basic EPS                           $     1,508,978              2,643,036   $          0.57
                                                                                ---------------
                                                                                ---------------
   Effect of Dilutive Securities
      Stock options                                  -                126,110
                                       ----------------   -------------------
    Diluted EPS                        $     1,508,978              2,769,146   $          0.55
                                       ----------------   --------------------  ---------------
                                       ----------------   --------------------  ---------------



NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

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

                  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                December 31,
                                    --------------------------------------
                                           1997                 1996
                                    -----------------    -----------------

     Commitments to extend credit   $     35,017,000     $     24,219,000
     Standby letters of credit               384,000              298,000
                                    -----------------    -----------------
                                    $     35,401,000     $     24,517,000
                                    -----------------    -----------------
                                    -----------------    -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

                  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

                  In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 10.          CONCENTRATIONS OF CREDIT

                  The Company originates primarily commercial, residential, and consumer loans to customers in Cobb and Gwinnett Counties and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

                  Seventy-one percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market areas. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market areas. The other significant concentrations of credit by type of loan are set forth in Note 3.

                  The Banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Banks' statutory capital, which amounted to $1,527,000 for The Westside Bank & Trust Company and $1,500,000 for The Eastside Bank & Trust Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 11. REGULATORY MATTERS

                  The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1997, approximately $1,150,000 of retained earnings were available for dividend declaration without regulatory approval.

                  The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, the Company and the Banks meet all capital adequacy requirements to which they are subject.

                  As of December 31, 1997, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                  The Company and Banks' actual capital amounts and ratios are presented in the following table.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 11. REGULATORY MATTERS (Continued)


                                                                                                            To Be Well
                                                                                  For Capital           Capitalized Under
                                                                                    Adequacy            Prompt Corrective
                                                          Actual                    Purposes            Action Provisions
                                                 -------------------------  ------------------------- -----------------------
                                                   Amount        Ratio        Amount        Ratio       Amount       Ratio
                                                 ------------  -----------  ------------  ----------- ------------  ---------
                                                                           (Dollars in Thousands)
                                                 ----------------------------------------------------------------------------
                  As of December 31, 1997:
                  Total Capital
                     (to Risk Weighted Assets):
                     Consolidated                $    17,393       13.90%   $    10,009        8.00%  $    12,511     10.00%
                     Westside                    $     9,501       13.92%   $     5,460        8.00%  $     6,825     10.00%
                     Eastside                    $     7,596       13.37%   $     4,546        8.00%  $     5,683     10.00%
                  Tier I Capital
                     (to Risk Weighted Assets):
                     Consolidated                $    16,013       12.80%   $     5,005        4.00%  $     7,507      6.00%
                     Westside                    $     8,684       12.73%   $     2,730        4.00%  $     4,095      6.00%
                     Eastside                    $     7,033       12.38%   $     2,273        4.00%  $     3,410      6.00%
                  Tier I Capital
                     (to Average Assets):
                     Consolidated                $    16,013        6.52%   $     9,824        4.00%  $    12,280      5.00%
                     Westside                    $     8,684        5.03%   $     6,903        4.00%  $     8,629      5.00%
                     Eastside                    $     7,033        9.63%   $     2,921        4.00%  $     3,651      5.00%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 11. REGULATORY MATTERS (Continued)


                                                                                                            To Be Well
                                                                                  For Capital           Capitalized Under
                                                                                    Adequacy            Prompt Corrective
                                                          Actual                    Purposes            Action Provisions
                                                 -------------------------  ------------------------- -----------------------
                                                   Amount        Ratio        Amount        Ratio       Amount       Ratio
                                                 ------------  -----------  ------------  ----------- ------------  ---------
                                                                           (Dollars in Thousands)
                                                 ----------------------------------------------------------------------------
                  As of December 31, 1996:
                  Total Capital
                     (to Risk Weighted Assets):
                     Consolidated                $    15,800       15.50%   $     8,155        8.00%  $    10,194     10.00%
                     Westside                    $     8,527       15.37%   $     4,438        8.00%  $     5,548     10.00%
                     Eastside                    $     7,075       15.22%   $     3,719        8.00%  $     4,648     10.00%
                  Tier I Capital
                     (to Risk Weighted Assets):
                     Consolidated                $    14,705       14.42%   $     4,079        4.00%  $     6,119      6.00%
                     Westside                    $     7,879       14.20%   $     2,219        4.00%  $     3,329      6.00%
                     Eastside                    $     6,628       14.26%   $     1,859        4.00%  $     2,789      6.00%
                  Tier I Capital
                     (to Average Assets):
                     Consolidated                $    14,705       10.03%   $     5,864        4.00%  $     7,331      5.00%
                     Westside                    $     7,879        8.77%   $     3,594        4.00%  $     4,492      5.00%
                     Eastside                    $     6,628       11.68%   $     2,270        4.00%  $     2,837      5.00%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                  Cash, Due From Banks, Interest-Bearing Deposits in Banks, Federal Funds Sold, and Securities Purchased Under Resell
                  Agreements:

                     The carrying amounts of cash, due from banks, interest-bearing deposits in banks, Federal funds sold, and securities purchased under resell agreements approximate their fair value.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                  The estimated fair values of the Company's financial instruments were as follows:

                                             December 31, 1997              December 31, 1996
                                    ------------------------------------------------------------
                                       Carrying        Fair          Carrying          Fair
                                        Amount         Value           Amount          Value
                                    ------------    ------------    ------------    ------------
Financial assets:
   Cash and due from banks,
      interest-bearing deposits in
      banks , Federal funds sold
      and securities purchased
      under resell agreements       $ 35,267,810    $ 35,267,810    $ 24,467,845    $ 24,467,845
    Securities available-for-sale     18,963,075      18,963,075      19,140,719      19,140,719
    Securities held-to-maturity        2,248,974       2,238,285       3,498,339       3,461,476
    Loans                            105,350,092     106,584,761      82,631,118      82,343,000
    Accrued interest receivable          927,091         927,091         853,463         853,463

Financial liabilities:
   Deposits                          151,322,622     151,548,714     120,540,417     121,117,670
   Securities sold under
      repurchase agreements              354,061         354,061         605,895         605,895
    Accrued interest payable             602,097         602,097         381,254         381,254


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 13. BUSINESS COMBINATION AND NAME CHANGE

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


                                                                         Net Income
                                                                      ----------------
    For the period from January 1, 1996 through July 31, 1996:
       First Sterling Banks, Inc.                                     $       529,049
       Eastside Holding Corporation                                           377,752
                                                                      ----------------
                                                                      $       906,801
                                                                      ----------------
                                                                      ----------------


NOTE 14. SUPPLEMENTAL FINANCIAL DATA

                  Components of other operating income and expenses in excess of 1% of total revenue are as follows:


                                                December 31,
                                    -------------------------------------
                                           1997                1996
                                    -----------------   -----------------

    SBA commission income           $        171,465    $        152,861
    Data processing                          212,179             197,125
    Directors fees                           182,400             140,225
    Merger expenses                                -             131,632


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 15. PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets, statements of income, and cash flows of First Sterling Banks, Inc. as of and for the years ended December 31, 1997 and 1996:

                                                   CONDENSED BALANCE SHEETS

                                                                     1997                 1996
                                                              -----------------    -----------------
            Assets
               Cash                                           $        274,125     $         79,675
               Investment in subsidiaries                           15,824,662           14,625,083
               Other assets                                             46,623               37,611
                                                              -----------------    -----------------

                          Total assets                        $     16,145,410     $     14,742,369
                                                              -----------------    -----------------
                                                              -----------------    -----------------

            Liabilities                                       $         25,000     $              --

            Stockholders' equity                                    16,120,410           14,742,369
                                                              -----------------    -----------------
            Total liabilities and stockholders' equity        $     16,145,410     $     14,742,369
                                                              -----------------    -----------------
                                                              -----------------    -----------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 15. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                         CONDENSED STATEMENTS OF INCOME


                                                                           1997                 1996
                                                                    -----------------    -----------------

   Income, dividends from subsidiaries                              $      1,171,695     $        486,132
                                                                    -----------------    -----------------

   Expenses
      Merger expenses                                                              -              131,632
      Legal and professional                                                  24,338               40,581
      Other expense                                                          180,663               86,310
                                                                    -----------------    -----------------
                 Total expenses                                              205,001              258,523
                                                                    -----------------    -----------------

                 Income before income tax benefits and
                  equity in undistributed income of subsidiaries             966,694              227,609

   Income tax benefits                                                      (70,366)             (48,589)
                                                                    -----------------    -----------------

                 Income before equity in undistributed income
                  of subsidiaries                                          1,037,060              276,198

   Equity in undistributed income of subsidiaries                          1,129,607            1,232,780
                                                                    -----------------    -----------------

                 Net income                                         $      2,166,667     $      1,508,978
                                                                    -----------------    -----------------
                                                                    -----------------    -----------------


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 15. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                           1997                1996
                                                                    -----------------   -----------------

 OPERATING ACTIVITIES
    Net income                                                      $      2,166,667    $      1,508,978
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Undistributed income of subsidiaries                              (1,129,607)         (1,232,780)
       Other operating activities                                             15,988              75,924
                                                                    -----------------   -----------------

               Net cash provided by operating activities                   1,053,048             352,122
                                                                    -----------------   -----------------

 FINANCING ACTIVITIES
    Dividends paid                                                         (447,922)           (340,784)
    Proceeds from exercise of stock options                                  208,199              28,595
    Purchase of treasury stock                                             (618,875)                   -
                                                                    -----------------   -----------------

               Net cash used in financing activities                       (858,598)           (312,189)
                                                                    -----------------   -----------------

 Net increase in cash                                                        194,450              39,933

 Cash at beginning of year                                                    79,675              39,742
                                                                    -----------------   -----------------

 Cash at end of year                                                $        274,125    $         79,675
                                                                    -----------------   -----------------
                                                                    -----------------   -----------------



NOTE 16. COMMON STOCK SPLIT

                  On February 25, 1998, the Company declared a two-for-one common stock split payable on March 30, 1998 to stockholders of record on March 16, 1998. The number of shares issued after the split is 2,757,330, which is reflected in the number of issued shares of common stock on the balance sheet. The basic and diluted earnings per common share for the years ended December 31, 1997 and 1996 have been retroactively adjusted for the increased number of shares of common stock after giving effect to the stock split.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST STERLING BANKS, INC.
-------------------------------------------------------------------------------
                                         (Registrant)



By: /s/ Edward C. Milligan                             Date:   March 30, 1998
   ---------------------------------                         ----------------
    Edward C. Milligan, President
    Chief Executive Officer and Chairman



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   /s/ Barbara J. Bond                             Date:   March 30, 1998
------------------------------------                    ----------------
Barbara J. Bond, Secretary/Treasurer,
Principal Financial and Accounting Officer


   /s/ P. Harris Hines                             Date:   March 30, 1998
------------------------------------                     ----------------
P. Harris Hines, Director


   /s/ Harry L. Hudson, Jr.                        Date:   March 30, 1998
------------------------------------                     ----------------
Harry L. Hudson, Jr., Director


   /s/ John S. Thibadeau, Jr.                      Date:   March 30, 1998
------------------------------------                    -----------------
John S. Thibadeau, Jr., Director


   /S/ Benjamin H. Wofford                         Date:   March 30, 1998
-----------------------------------                      ----------------
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