Form 10QSB
period 1998-03-31
FIRST STERLING BANKS INC
filed 1998-05-14
CIK 922244

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark One

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998 2,627,630




                           FIRST STERLING BANKS, INC.

                                      INDEX

                                                                        Page No.

Part I.           Financial Information

                  Consolidated Balance Sheet

                    March 31,1998                                          3

                  Consolidated Statements of Income and
                    Comprehensive Income - Three Months

                      Ended March 31, 1998 and 1997                        4


                  Consolidated Statements of Cash Flows -

              Three Months Ended March 31, 1998 and 1997                   5

                  Notes to Consolidated Financial Statements              6-7

                  Management's Discussion and Analysis of

                    Financial Condition and Results of                    8-9
                    Operations

Part II.  Other Information

                  Item 6.  Exhibits and Reports on Form 8-K                10

                  Signatures                                               11





                         PART I - FINANCIAL INFORMATION

                           FIRST STERLING BANKS, INC.
                           CONSOLIDATED BALANCE SHEET

                                 March 31, 1998
                                   (Unaudited)

Assets

Cash and due from banks                                       $  7,213,760
Interest-bearing deposit in banks                                  114,550
Investment securities:

  Held to maturity (fair value $2,244,453)                       2,249,319
  Available for sale, at estimated market value                 22,893,450
  Corporate securities                                              72,500
Federal funds sold                                              19,710,000
Loans                                                          111,544,570
Less allowance for loan losses                                   1,420,064
                  Loans, net                                   110,124,506
Premises and equipment, net                                      5,074,028
Other Real Estate Owned                                            404,000
Other assets                                                     1,585,827
                                                              ------------
                  Total assets                                $169,441,940
                                                              ------------
                                                              ------------

Liabilities and Stockholders' Equity
Deposits:

  Demand                                                      $ 22,421,065
  Interest-bearing demand                                       46,471,659
  Savings                                                        7,585,242
  Certificates of deposit                                       75,032,780
                                                              ------------
                  Total deposits                              $151,510,746
Federal funds purchased and securities sold
 under agreement to repurchase                                     171,496
Other liabilities                                                1,183,207
                                                              ------------

                  Total liabilities                           $152,865,449
                                                              ------------
                                                              ------------

Stockholders' equity

  Common stock, 10,000,000 shares authorized;
    2,759,130 shares issued at amount paid in                   12,362,104
Retained earnings                                                5,140,213
Less cost of 131,500 shares of treasury stock                   (1,033,875)
Accumulated other comprehensive income                             108,049
                                                               ------------
            Total stockholders' equity                        $ 16,576,491
                                                              ------------

            Total liabilities and stockholders equity         $169,441,940
                                                              ------------
                                                              ------------



                      CONSOLIDATED STATEMENTS OF INCOME AND
                           COMPREHENSIVE INCOME Three
                      Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                              Three Months Ended
                                                                       March
                                                               1998         1997
                                                               ----         ----

Interest income

  Interest and fees on loans                               $ 2,916,351   $ 2,220,090
  Interest on investment securities:
         Taxable                                               267,529       316,099
         Nontaxable                                             52,358        42,918
  Interest on Federal funds sold                               232,392       184,149
  Interest on securities purchased under
         agreement to resell                                    58,736        11,922
  Dividends on Corporate Securities                                --         2,983
  Interest on interest-bearing deposits                         1,419         1,479
                                                           -----------   -----------
            Total interest income                            3,528,785     2,779,640
Interest expense

  Interest on deposits                                       1,526,689     1,193,049
  Interest on Federal funds purchased                              --             --
  Interest on securities sold under
    agreement to purchase                                       3,903          6,103
                                                          -----------    -----------
                  Total interest expense                    1,530,592      1,199,152

                  Net interest income                       1,998,193      1,580,488

Provision for loan losses                                      51,000         90,000
                                                           -----------   -----------
                  Net interest income after
                    provision for loan losses                1,947,193     1,490,488
                                                           -----------   -----------
Other operating income

  Service charges on deposit accounts                          103,408        91,222
  Gain on sale of loans                                         76,596       255,911
  Mortgage Origination fees                                     58,232            --
  Loss on other real estate owned                              (50,744)           --
  Other income                                                  47,551        54,881
                                                            -----------  -----------
                  Total other income                           235,043       402,014
                                                            -----------  -----------

Other operating expenses

  Salaries and other employee benefits                         773,792       662,144
  Occupancy and equipment expenses                             139,969       149,720
  Stationery and supplies                                      33,662        22,301
  Audit and accounting                                          25,100        18,583
  Directors fees                                                64,250        47,575
  Other operating expense                                      315,563       230,681
  Securities losses                                                 --           600
                                                           -----------   -----------
                  Total operating expenses                   1,352,336     1,131,604
                                                           -----------   -----------

                  Income before income taxes                   829,900       760,898

Applicable income taxes                                        268,042       262,102
                                                            -----------  -----------

         Net Income                                            561,858       498,796
                                                            -----------  -----------

Other comprehensive income, net of tax

  Unrealized gains (losses)on securities available-for-sale
    arising during period                                          766     (117,250)
                                                            -----------  -----------

Comprehensive income                                        $   562,624  $   381,546
                                                            -----------  -----------
                                                            -----------  -----------

Basic earnings per common share                             $      0.21  $      0.19
                                                            -----------  -----------
                                                            -----------  -----------

Diluted earnings per common share                           $      0.20  $      0.18
                                                            -----------  -----------
                                                            -----------  -----------

Cash dividends per share of common stock                    $     .045   $     .0375
                                                            -----------  -----------
                                                            -----------  -----------




                           FIRST STERLING BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                           1998                1997
                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                            $   561,858         $   498,797
                                                          -----------     -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:

  Depreciation and amortization                            72,256              83,643
Provision for loan losses                                  51,000              90,000
Proceeds from sale of loans                               673,400             1,376,961
Gain on sale of loans                                      76,596               255,911
(Increase) in interest receivable                         (13,297)             (56,362)
Increase (decrease) in interest payable                   (102,638)              26,694
  Other prepaids, deferrals and accruals, net             (19,677)             (216,030)
                                                          -----------        -----------
         Total adjustments                                737,640             1,560,817
                                                          -----------        -----------
         Net cash provided by operating activities        1,299,498            2,059,614
                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities available
    for sale                                                  --                 119,936
   Proceeds from maturities of securities held
    to maturity                                           1,617,502            1,760,381
   Purchase of investment securities                     (5,602,547)          (3,123,079)

  Net decrease in Federal funds sold                      7,775,000            7,910,000
  Net increase in loans                                  (5,523,061)          (6,377,568)
  Acquisitions of (proceeds from)other real estate          135,658             (310,552)
  Capital expenditures                                     (39,301)              (15,280)
                                                        -----------            ----------

         Net cash used in investing activities          (1,636,749)              (36,162)
                                                        -----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase (decrease) in deposits                      188,124              (752,936)
  Net increase in securities sold under
    agreement to repurchase                               (182,565)              (216,048)
  Dividend payments                                       (118,243)               (99,345)
  Purchase of Treasury Stock                                   -0-               (618,875)
  Sale of common stock                                      11,700                 16,800
                                                         ----------             ----------
         Net cash used in financing activities           (100,984)              (1,670,404)
                                                         ----------              ----------

Net increase (decrease) in cash and due from banks     $ (438,235)               $  353,048
Cash and due from banks at beginning of year            7,651,995                 5,574,568
                                                        ----------               ----------

Cash and due from banks at end of period                $7,213,760               $5,927,616
                                                         ----------              ----------
                                                         ----------              ----------


                           FIRST STERLING BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                   (Unaudited)

Note 1.   BASIS OF PRESENTATION

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.   STOCK SPLIT

          On February 25, 1998, the Board of Directors unanimously approved a two for one stock split, payable March 30, 1998 to shareholders of record March 16, 1998. In accordance with Generally Accepted Accounting principles, prior period share and per share data has been restated to reflect the stock split.

Note 3.   CURRENT ACCOUNTING DEVELOPMENTS

          The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

          The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Income and Comprehensive Income.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

Note 4.   EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):



                                              Period ending March 31, 1998
                                       Net             Weighted
                                     Income          Average Shares    Per Share
                                    (Numerator)      (Denominator)      Amount
                                    -----------      -------------      ------





Basic EPS                             $ 561,858       2,626,350         $0.21
                                    -----------      -------------      ------

Effect of Dilutive Securities
  Stock Options                                        254,647
                                    -----------      -------------      ------
Diluted EPS                           $ 561,858       2,880,997         $0.20
                                    -----------      -------------      ------



                                              Period ending March 31, 1998
                                       Net             Weighted
                                     Income          Average Shares    Per Share
                                    (Numerator)      (Denominator)      Amount
                                    -----------      -------------      ------



Basic EPS                            $ 498,796         2,614,146         $0.19
                                    -----------      -------------      ------

Effect of Dilutive Securities
  Stock Options                                          147,317
                                    -----------      -------------      ------
Diluted EPS                          $ 498,796         2,761,463         $0.18
                                    -----------      -------------      ------



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

FINANCIAL CONDITION

         The Company's balance sheet has increased a modest $400,705 since December 1997. This trend is normal for the first quarter, and is attributable to a decline in seasonal deposits during the quarter, offset by an 8.7% increase in core deposits since December 31, 1997. Total loans have increased 4.51% or $4,814,800 since December 1997.

LIQUIDITY

         As of March 31, 1998, the liquidity ratios of both banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. In addition, Westside is a member of the Federal Home Loan Bank, providing an alternative source of funding and both banks maintain relationships with correspondent banks which could provide funds on short notice, if needed.

CAPITAL

         At March 31, 1998, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Banks compliance with regulatory capital requirements at March 31, 1998:


                                     Westside Bank     Eastside Bank
                                     -------------     -------------

     Leverage capital ratio:            9.43%             9.94%

     Risk based capital ratios:

              Core capital             12.90%            12.03%
              Total capital            14.05%            13.07%





RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Net income for the quarter ended March 31, 1998 increased $63,062 or 12.6% over the same period in 1997. Gains from the sale of SBA loans in the first quarter of 1998 was down $179,315 or 70% compared to the same period in 1997. Core earnings, exclusive of gain on the sale of loans was up 53.9% from March 31, 1997.

         Net interest income increased $417,705 or 26.4% over the first quarter of 1997. Average earning assets increased $29,868,691 or 24.1% over the same period in 1997, resulting in a 26.9% increase in interest income. Average interest bearing liabilities increased $25,875,672 or 25.3% over the first quarter of 1997 with an increase in interest expense of $331,440 or 27.6%.

         The provision for loan losses decreased $39,000 or 43.3% over the same period in 1997. The provision for the first quarter of 1997 was increased in order to bring the reserve to a level management felt was adequate, following a $73,000 charge-off. The allowance for loan losses as a percentage of total loans outstanding at March 31, 1998 and December 31, 1997 amounted to 1.27% and 1.29%, respectively.

         Total operating expenses are up $220,732 or 19.5% over the same period in 1997. Directors fees have increased $16,675 over 1997. Directors fees at both banks were increased in 1998 based on a competitive market survey of other community banks in the area, and input from a benefit/compensation consulting firm, holding company directors fees were not increased. Increased staff (approximately 5 full-time equivalents) has resulted in an increase in personnel expense of 16.9% over the first quarter of 1997. Expense related to carrying and maintaining other real estate owned as well as other collection expenses increased $22,098 or 309.9% over the same period in 1997. In addition, a net loss of $50,744 was recognized in the first quarter of 1998 from the sale of other real estate parcels, this compares to $0 for the same period in 1997. Total other real estate and non-accrual loans amounted to $479,982 at quarter end, down 46.7% or $420,135 from March 31, 1997.

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

                           PART II - OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

               There are no exhibits to this report.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST STERLING BANKS, INC.

Date:  May 12, 1998             By:   \s\ Edward C. Milligan
     -------------------             -----------------------
                                      Edward C. Milligan, President

Date:  May 12, 1998             By:   \s\ Barbara J. Bond
     -------------------             --------------------
                                      Barbara J. Bond, Secretary/Treasurer