Form 10QSB
period 1998-06-30
FIRST STERLING BANKS INC
filed 1998-08-12
CIK 922244

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

Mark One

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    June 30, 1998
                                            -------------

  ( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________ to ________

                          Commission File Number: 000-25128

                             First Sterling Banks, Inc.
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Georgia                                        58-2104977
  ----------------------------                          -------------------
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                       Identification No.)


                    Post Office Box 2147, Marietta, Georgia 30061
-------------------------------------------------------------------------------
                      (Address of principal executive officers)

                                    770-499-2265
-------------------------------------------------------------------------------
                            (Issuer's Telephone Number)


                                         N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year)




Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ----

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of June 30, 1998     2,629,962
                                     -------------

                              FIRST STERLING BANKS, INC.


                                        INDEX


                                                                Page No.


Part I.   Financial Information

          Consolidated Balance Sheet
            June 30, 1998                                          3

          Consolidated Statements of Income
            Three Months Ended June 30, 1998                       4
            and 1997 and Six Months Ended
            June 30, 1998 and 1997

          Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1998 and 1997                5

          Notes to Consolidated Financial Statements             6-7

          Management's Discussion and Analysis of
            Financial Condition and Results of                  8-10
            Operations

          Exhibits and Reports on Form 8-K                        11

          Signatures                                              12

                        PART I - FINANCIAL INFORMATION


                     FIRST STERLING BANKS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                    June 30, 1998
                                     (Unaudited)

ASSETS
Cash and due from banks                                 $  9,966,295
Interest-bearing deposit in banks                            114,762
Investment securities:
  Held to maturity (fair value $1,997,049)                 1,999,664
  Available for sale, at estimated market value           21,772,858
Federal funds sold                                        18,990,000
Corporate Securities                                          72,500
Loans                                                    116,650,311
Less allowance for loan losses                             1,483,062
          Loans, net                                     115,167,249
Premises and equipment, net                                5,744,573
Other Real Estate Owned                                      638,056
Other assets                                               1,730,129
                                                        ------------
          Total assets                                  $176,196,086
                                                        ------------
                                                        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                $ 28,231,860
  Interest-bearing demand                                 48,526,851
  Savings                                                  7,654,209
  Certificates of deposit                                 73,200,071
                                                        ------------
          Total deposits                                $157,612,991
Federal Funds purchased and securities sold
  under agreement to repurchase                              536,722
Accrued expenses                                           1,050,796
          Total liabilities                             $159,200,509
                                                        ------------

Stockholders' equity
  Common stock, 10,000,000 shares authorized;
    2,761,462 shares issued at amount paid in             12,377,262
  Retained earnings                                        5,553,795
 Less cost of 131,500 shares of treasury stock            (1,033,875)
 Accumulated other comprehensive income                       98,395
                                                        ------------
          Total stockholders' equity                    $ 16,995,577
                                                        ------------

          Total liabilities and stockholders equity     $176,196,086
                                                        ------------
                                                        ------------

                     FIRST STERLING BANKS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    Three Months Ended June 30, 1998 and 1997 and
                       Six Months Ended June 30, 1998 and 1997
                                     (Unaudited)

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                            1998          1997          1998          1997
                                            ----          ----          ----          ----
Interest income
  Interest and fees on loans             $2,990,211    $2,404,715    $5,906,562    $4,624,805
  Interest on investment securities:
     Taxable                                298,624       319,512       566,153       635,611
     Nontaxable                              56,663        42,861       109,021        85,779
  Interest on Federal funds sold            198,659       127,608       431,051       311,757
  Interest on securities purchased
     under agreement to resell               30,020          --          88,756        11,922
  Interest on interest-bearing deposits       1,434         1,510         2,853         2,983
  Dividends on Corporate Securities            --            --            --           2,989
                                         ----------    ----------    ----------    ----------
            Total interest income         3,575,611     2,896,206     7,104,396     5,675,846
                                         ----------    ----------    ----------    ----------
Interest expense
  Interest on deposits                    1,531,504     1,205,447     3,058,193     2,398,496
  Interest on Federal funds purchased          --            --            --            --
  Interest on securities sold under
    agreement to repurchase                   4,654         3,390         8,557         9,493
                                         ----------    ----------    ----------    ----------
            Total interest expense        1,536,158     1,208,837     3,066,750     2,407,989
                                         ----------    ----------    ----------    ----------
            Net interest income           2,039,453     1,687,369     4,037,646     3,267,857
Provision for loan losses                    59,000        46,000       110,000       136,000
                                         ----------    ----------    ----------    ----------
            Net interest income after
             provision for loan losses    1,980,453     1,641,369     3,927,646     3,131,857
                                         ----------    ----------    ----------    ----------
Other operating income
  Service charges on deposit accounts       102,424       101,801       205,832       193,023
  Mortgage origination fees                  42,188          --         100,420          --
Loss on other real estate owned                --            --         (50,744)         --
Gain on sale of loans                         2,410         1,708        79,006       257,619
Other income                                 45,522        76,295        93,073       131,176
                                         ----------    ----------    ----------    ----------
                                            192,544       179,804       427,587       581,818
                                         ----------    ----------    ----------    ----------
Other operating expenses
  Salaries and other employee benefits      748,181       683,610     1,521,973     1,345,754
  Occupancy and equipment expenses          134,640       153,617       274,609       303,337
  Stationery and supplies                    27,457        23,548        61,119        45,849
  Audit and account                          26,899        18,984        51,999        37,567
  Directors fees                             67,325        45,600       131,575        93,175
  Other operating expense                   338,161       180,940       653,724       411,621
  Securities (gains) losses                     --           --            --             600
                                         ----------    ----------    ----------    ----------
            Total operating expenses      1,342,663     1,106,299     2,694,999     2,237,903
                                         ----------    ----------    ----------    ----------
            Income before income taxes      830,334       714,874     1,660,234     1,475,772

Applicable income taxes                     285,253       235,522       553,295       497,624
                                         ----------    ----------    ----------    ----------
Net Income                               $  545,081    $  479,352    $1,106,939    $  978,148
                                         ----------    ----------    ----------    ----------
Other comprehensive income, net of tax
   Unrealized gains(losses) on
   securities available for-sale
   arising during period                     (9,654)       85,049        (8,888)      (32,201)
                                         ----------    ----------    ----------    ----------
Comprehensive income                     $  535,427    $  564,401    $1,098,051    $  945,947
                                         ----------    ----------    ----------    ----------
                                         ----------    ----------    ----------    ----------
Basic earnings per common share          $     0.22    $     0.19    $     0.44    $     0.38
                                         ----------    ----------    ----------    ----------
                                         ----------    ----------    ----------    ----------
Diluted earnings per common share        $     0.20    $     0.18    $     0.40    $     0.36
                                         ----------    ----------    ----------    ----------
                                         ----------    ----------    ----------    ----------
Cash dividends per share of common
   stock                                 $     0.05    $    0.045    $    0.095    $   0.0825
                                         ----------    ----------    ----------    ----------
                                         ----------    ----------    ----------    ----------

                                           4

                     FIRST STERLING BANKS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six Months Ended June 30, 1998 and 1997
                                     (Unaudited)

                                                                    1998                  1997
                                                                    ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $  1,106,939           $    978,148
                                                               ------------           ------------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Depreciation and amortization                                     148,168                154,645
  Provision for loan losses                                         110,000                136,000
  Gain on sale of loans                                              79,006                257,619
Proceeds from sale of loans                                         670,990              1,375,253
(Increase) decrease in interest receivable                          (39,893)               (53,975)
  Increase (decrease) in interest payable                           (80,849)                49,839
  Other prepaids, deferrals and accruals, net                      (302,772)              (398,897)
                                                               ------------           ------------
     Total adjustments                                              584,650              1,520,484
                                                               ------------           ------------
     Net cash provided by operating activities                    1,691,589              2,498,632
                                                               ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities                         --                 2,119,400
  Proceeds from maturities of
    investment securities                                         4,671,777              2,253,951
  Purchase of investment securities                              (7,280,259)            (4,263,641)
  Net (increase) decrease in Federal funds sold                   8,495,000             10,180,000
  Net increase in loans                                         (10,629,797)           (11,545,713)
  Acquisitions of other real estate                                 (98,398)              (428,977)
  Capital expenditures                                             (785,758)               (57,909)
                                                               ------------           ------------
     Net cash used in investing activities                       (5,627,435)            (1,742,889)
                                                               ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                        6,290,369                407,617
  Net increase in securities sold under
     Agreement to repurchase                                        182,661               (343,790)
  Dividend payments                                                (249,742)              (215,677)
  Purchase of Treasury Stock                                          --                  (618,875)
Sale of common stock                                                 26,858                 25,922
                                                               ------------           ------------
     Net cash provided by financing activities                    6,250,146               (744,803)
                                                               ------------           ------------

Net increase (decrease) in cash and
  due from banks                                               $  2,314,300           $     10,940
Cash and due from banks at beginning of year                      7,651,995              5,574,568
                                                               ------------           ------------
Cash and due from banks at end of period                       $  9,966,295           $  5,585,508
                                                               ------------           ------------
                                                               ------------           ------------

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

          The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.   STOCK SPLIT

          On February 25, 1998, the Board of Directors unanimously approved a two for one stock split, payable March 30, 1998 to shareholders of record March 16, 1998. In accordance with Generally Accepted Accounting principles, prior period share and per share data has been restated to reflect the stock split.


Note 3.   CURRENT ACCOUNTING DEVELOPMENTS

          The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

          The adoption of SFAS No. 130, "Reporting Comprehensive Income" that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Income and Comprehensive Income.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

Note 4.   EARNINGS PER SHARE

          The following is a reconciliation of net income(the numerator) and weighted-average shares outstanding(the denominator) used in determining basic and diluted earnings per common share(EPS):

                                                     Six months ending June 30, 1998
                                              -------------------------------------------
                                                 Net           Weighted
                                                Income      Average Shares      Per Share
                                              (Numerator)   (Denominator)         Amount
                                              -------------------------------------------
Basic EPS                                     $1,106,939       2,506,771           $0.44
                                              ----------       ---------           -----
Effect of Dilutive Securities
  Stock Options                                                  256,423
                                              ----------       ---------           -----
Diluted EPS                                   $1,106,939       2,763,194           $0.40
                                              ----------       ---------           -----


                                                     Six months ending June 30, 1997
                                              -------------------------------------------
                                                 Net           Weighted
                                                Income      Average Shares      Per Share
                                              (Numerator)   (Denominator)         Amount
                                              -------------------------------------------
Basic EPS                                     $  978,148       2,603,880           $0.38
                                              ----------       ---------           -----
Effect of Dilutive Securities
  Stock Options                                                  135,840
                                              ----------       ---------           -----
Diluted EPS                                   $  978,148       2,739,720           $0.36
                                              ----------       ---------           -----


                                                   Three months ending June 30, 1998
                                              -------------------------------------------
                                                 Net           Weighted
                                                Income      Average Shares      Per Share
                                              (Numerator)   (Denominator)         Amount
                                              -------------------------------------------
Basic EPS                                     $  545,081       2,518,560           $0.22
                                              ----------       ---------           -----
Effect of Dilutive Securities
  Stock Options                                                  255,900
                                              ----------       ---------           -----
Diluted EPS                                   $  545,081       2,774,460           $0.20
                                              ----------       ---------           -----


                                                   Three months ending June 30, 1997
                                              -------------------------------------------
                                                 Net           Weighted
                                                Income      Average Shares      Per Share
                                              (Numerator)   (Denominator)         Amount
                                              -------------------------------------------
Basic EPS                                     $  479,352       2,583,805           $0.19
                                              ----------       ---------           -----
Effect of Dilutive Securities
  Stock Options                                                  127,628
                                              ----------       ---------           -----
Diluted EPS                                   $  479,352       2,711,433           $0.18
                                              ----------       ---------           -----

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

FINANCIAL CONDITION

     The Company has experienced moderate growth in the first half of 1998. Total loans have increased $9,920,541 or 9.30% since December 1997. Deposits have increased $6,290,369 or 4.16% from December 1997; however, this is misleading due to a decline in seasonal deposits during the first quarter. Core deposits have increased approximately $18,290,369 or 13.13% since December 1997.

LIQUIDITY

     As of June 30, 1998, the liquidity ratios of both banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. In addition, Westside Bank is a member of the Federal Home Loan Bank which provides an alternative source of funding. Both banks also maintain relationships with correspondent banks which could provide funds on short notice, if needed.

CAPITAL

     At June 30, 1998, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Company's compliance with regulatory capital requirements at June 30, 1998:

                                                   Westside Bank      Eastside Bank
                                                   -------------      -------------
          Leverage capital ratio:                       9.42%             10.31%

          Risk based capital ratios:
               Core  capital                           12.73%             11.57%
               Total capital                           13.83%             12.64%







RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Net income for the three months ended June 30, 1998 increased $65,729 or 13.71% over the same period in 1997. An increase in earning assets resulted in an increase in net interest income of $352,084 or 20.87% over the same period in 1997. Interest income increased $679,405 or 23.46%, interest expense increased $327,321 or 27.08% over the same period in 1997.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

     Net interest income for the six month period ended June 30, 1998 was $4,037,646, a 23.56% increase over the same period in 1997. Total average assets have increased approximately $32,000,000 or 24% over the same period in 1997. Average earning assets have increased $30,904,126 or 25.01%, related interest income increased $1,428,550 or 25.17%. Average interest bearing deposits increased $26,043,524 or 25.64% over the same period in 1997, which contributed to an increase in interest expense of $658,761 or 27.4% over the six month period ending June 30, 1997.

     A decrease in other operating income of $154,231 or 26.51% is largely attributable to the decrease in gains on the sale of SBA loans. Gains in 1998 have only amounted to $79,006 compared to $257,619 in 1997.

     Other operating expenses have increased approximately 20% over the same period in 1997. The increase is not isolated in one area, but more a result of the increased cost of doing business and a highly competitive market. The company has experienced increases in salary and benefits, supplies, business development expenses, professional fees, data processing, courier service, etc.

     Salaries and employee benefits have increased 13.09% over the same period in 1997. The increase is primarily a result of salary increases and rising benefit costs.

     Directors fees have increased $38,400 or 41.21% over the same period in 1997. Fees were increased for 1998 based on a competitive market survey of other community banks in the area.

     Other significant increases include a decrease of $58,000 in deferred loan costs (credit to expense) which is linked to volume, not outstandings. Collection and other real estate expense is up approximately $24,000 or 132% over the same period in 1997.

     Pre-tax income for the period ending June 30, 1998 increased $184,462 or 12.50%. Net income increased $128,791 or 13.17% over the same period in 1997.


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

                                   FIRST STERLING BANKS, INC.



Date:  August 11, 1998           By:   \s\ Edward C. Milligan
       ---------------------         -------------------------------------------
                                        Edward C. Milligan, President


Date:  August 11, 1998           By:    \s\ Barbara J. Bond
       ---------------------         -------------------------------------------
                                         Barbara J. Bond, Treasurer