Form 10QSB
period 1998-09-30
FIRST STERLING BANKS INC
filed 1998-11-12
CIK 922244

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark One

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  September 30, 1998
                                                  ------------------

  ( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from          to
                                                ---------    ----------

                        Commission File Number: 000-25128

                           First Sterling Banks, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                Georgia                            58-2104977
       ---------------------------              -----------------
      (State or other jurisdiction               (IRS Employer
    of incorporation or organization)           Identification No.)


                              Post Office Box 2147
                             Marietta, Georgia 30061
                    (Address of principal executive offices)

                                  770-499-2265
                                -----------------
                           (Issuer's Telephone Number)


                         Westside Financial Corporation
                                 P. O. Box 2147
                               Marietta, GA 30061
              (Former name, former address and former fiscal year)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of September 30, 1998   2,629,962
                                          ---------

                                            FIRST STERLING BANKS, INC.


                                                       INDEX


                                                                                   Page No.
Part I.           Financial Information

                  Consolidated Balance Sheet
                    September 30, 1998 .........................................        3

                  Consolidated Statements of Income
                    Three Months Ended September 30, 1998 ......................        4
                    and 1996 and Nine Months Ended
                    September 30, 1998 and 1997

                  Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 1998 and 1997 ..............        5

                  Notes to Consolidated Financial Statements ...................        6-7

                  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations .................................................        8-10

Part II.  Other Information

                  Item 6.  Exhibits and Reports on Form 8-K ....................        11

                  Signatures ...................................................        12

                         PART I - FINANCIAL INFORMATION

                           FIRST STERLING BANKS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1998
                                   (Unaudited)


Assets
Cash and due from banks ...................................        $   7,155,931
Interest-bearing deposit in banks .........................               20,292
Investment securities:
  Held to maturity (fair value $749,985) ..................              753,126
  Available for sale, at estimated market value ...........           28,048,069
  Corporate securities ....................................               72,500
Federal funds sold ........................................           29,630,000
Loans .....................................................          123,559,484
Less allowance for loan losses ............................            1,556,030
                  Loans, net ..............................          122,003,454
Premises and equipment, net ...............................            5,776,398
Other real estate owned ...................................              294,326
Other assets ..............................................            1,826,788
                                                                   -------------
         Total assets .....................................        $ 195,580,884
                                                                   -------------
                                                                   -------------
Liabilities and Stockholders' Equity
Deposits:
  Demand ..................................................        $  24,619,268
  Interest-bearing demand .................................           59,874,103
  Savings .................................................            7,947,855
  Certificates of deposit .................................           83,816,475
                                                                   -------------
                  Total deposits ..........................        $ 176,257,701
Federal funds purchased and securities sold
 under agreement to repurchase ............................              682,623
Accrued expenses ..........................................            1,034,265
                                                                   -------------
                  Total liabilities .......................        $ 177,974,589
                                                                   -------------
Stockholders' equity
  Common stock, 10,000,000 shares authorized;
    2,761,462 shares issued at amount paid in .............           12,377,262
  Retained earnings .......................................            6,080,512
  Unrealized gain on investment securities, net of tax ....              182,396
  Less cost of 131,500 shares of treasury stock ...........           (1,033,875)
                                                                   -------------
                  Total stockholders' equity ..............        $  17,606,295
                                                                   -------------
                  Total liabilities and stockholders equity        $ 195,580,884
                                                                   -------------
                                                                   -------------

                           FIRST STERLING BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        Three Months Ended September 30,
                          1998 and 1997 and Nine Months
                        Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                            September 30,
                                                         1998                 1997               1998                  1997
                                                     ------------         ------------        ------------         ------------
Interest income
  Interest and fees on loans ................        $  3,130,967         $  2,580,086        $  9,037,529         $  7,204,891
  Interest on investment securities:
         Taxable ............................             293,251              275,597             859,404              911,208
         Nontaxable .........................              57,678               73,091             166,699              158,870
  Interest on Federal funds sold ............             333,749              128,280             764,800              440,037
  Interest on securities purchased under
         agreement to resell ................              64,473               48,021             153,229               59,943
  Dividends on corporate securities .........                --                  1,461                --                  4,450
 Interest on interest-bearing deposits ......                 110                 --                 2,963                2,983
                                                     ------------         ------------        ------------         ------------
            Total interest income ...........           3,880,228            3,106,536          10,984,624            8,782,382
                                                     ------------         ------------        ------------         ------------
Interest expense
  Interest on deposits ......................           1,681,098            1,310,265           4,739,291            3,708,761
  Interest on securities sold under
    agreement to purchase ...................               7,509                3,937              16,066               13,430
                                                     ------------         ------------        ------------         ------------
                  Total interest expense ....           1,688,607            1,314,202           4,755,357            3,722,191
                                                     ------------         ------------        ------------         ------------

                  Net interest income .......           2,191,621            1,792,334           6,229,267            5,060,191
Provision for loan losses ...................              95,000               76,000             205,000              212,000
                                                     ------------         ------------        ------------         ------------
                  Net interest income after
                    provision for loan losses           2,096,621            1,716,334           6,024,267            4,848,191
                                                     ------------         ------------        ------------         ------------
Other operating income
  Service charges on deposit accounts .......             112,018              102,565             317,850              295,588
  Mortgage origination fees .................              35,963                 --               136,383                 --
  Loss on other real estate owned ...........             (32,499)                --               (83,243)                --
Gain on sale of loans .......................              43,535               11,057             122,541              268,676
  Other income ..............................              90,248              114,010             183,321              245,186
                                                     ------------         ------------        ------------         ------------
                  Total other income ........             249,265              227,632             676,852              809,450
                                                     ------------         ------------        ------------         ------------
Other operating expenses
  Salaries and other employee benefits ......             802,381              733,471           2,324,354            2,079,225
  Occupancy and equipment expenses ..........             140,322              148,833             414,931              452,170
  Stationery and supplies ...................              25,828               17,198              86,947               63,047
   Audit and accounting .....................              26,975               30,308              78,974               67,875
  Directors fees ............................              65,175               41,975             196,750              135,150
  Other operating expense ...................             294,710              239,165             948,434              650,786
  Securities (gains) losses .................                --                   --                  --                    600
                                                     ------------         ------------        ------------         ------------
                  Total operating expenses ..           1,355,391            1,210,950           4,050,390            3,448,853
                                                     ------------         ------------        ------------         ------------

                  Income before income taxes              990,495              733,016           2,650,729            2,208,788
Applicable income taxes .....................             332,280              243,035             885,575              740,659
                                                     ------------         ------------        ------------         ------------
         Net Income .........................        $    658,215         $    489,981        $  1,765,154         $  1,468,129
                                                     ------------         ------------        ------------         ------------
                                                     ------------         ------------        ------------         ------------
Other comprehensive income, net of tax
 Unrealized gains on securities available
 for sale arising during period .............              84,001               68,035              75,113               35,834
                                                     ------------         ------------        ------------         ------------
         Comprehensive Income ...............        $    742,216         $    558,016        $  1,840,267         $  1,503,963
                                                     ------------         ------------        ------------         ------------
                                                     ------------         ------------        ------------         ------------
Basic earnings per common share .............        $        .25         $        .19        $        .67         $        .56
                                                     ------------         ------------        ------------         ------------
                                                     ------------         ------------        ------------         ------------
Diluted earnings per common share ...........        $        .23         $        .18        $        .61         $        .54
                                                     ------------         ------------        ------------         ------------
                                                     ------------         ------------        ------------         ------------
Cash dividends per share of common stock ....                 .05         $       .045        $       .145         $      .1275
                                                     ------------         ------------        ------------         ------------
                                                     ------------         ------------        ------------         ------------

                           FIRST STERLING BANKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                               1998                 1997
                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................        $  1,765,154         $  1,468,129
                                                          ------------         ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization ..................             192,790              243,381
  Provision for loan losses ......................             205,000              212,000
  Gain on sale of loans ..........................             122,541              268,676
  Proceeds from the sale of loans ................           1,009,955            1,364,196
 (Increase) decrease in interest receivable ......             (43,985)            (101,683)
  Increase (decrease) in interest payable ........             (42,515)              49,839
  Other prepaids, deferrals and accruals, net ....            (405,582)              56,931
                                                          ------------         ------------

         Total adjustments .......................           1,038,204            2,093,340
                                                          ------------         ------------
         Net cash provided by operating activities           2,803,358            3,561,469
                                                          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment securities ....                --              2,719,400
  Proceeds from maturities of
    investment securities ........................           8,176,150            2,452,355
  Purchase of investment securities ..............         (15,712,932)          (7,768,282)
  Net(increase) decrease in Federal funds sold ...          (2,145,000)           9,683,000
   Net increase in loans .........................         (17,910,028)         (19,680,586)
  Acquisitions of other real estate ..............             245,332             (879,295)
 Capital expenditures ............................            (862,203)            (104,598)
                                                          ------------         ------------

         Net cash used in investing activities ...         (28,208,681)         (13,578,006)
                                                          ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits .......................          24,935,079           17,335,653
  Net increase in securities sold under
    agreement to repurchase ......................             328,562             (308,097)
  Dividend payments ..............................            (381,240)            (332,010)
  Purchase of Treasury Stock .....................                --               (618,875)
  Sale of common stock ...........................              26,858              214,699
                                                          ------------         ------------

         Net cash provided by financing activities          24,909,259           16,291,370
                                                          ------------         ------------

Net increase in cash and due from banks ..........        $   (496,064)        $  6,274,833

Cash and due from banks at beginning of year .....           7,651,995            5,574,568
                                                          ------------         ------------

Cash and due from banks at end of period .........        $  7,155,931         $ 11,849,401
                                                          ------------         ------------
                                                          ------------         ------------

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

                  The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.           Stock Split

                  On February 25, 1998 the Board of Directors unanimously approved a two for one stock split, payable March 30, 1998 to shareholders of record March 16, 1998. In accordance with Generally Accepted Accounting principles, prior period share and per share data has been restated to reflect the stock split.

Note 3.           Current Accounting Developments

                  The adoption of the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of financial Assets and Extinguishment of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

                  The adoption of SFAS No 130, "Reporting comprehensive Income" that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Income and Comprehensive Income.

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

Note 4.    EARNINGS PER SHARE

                  The following is a reconciliation of net income(the numerator) and weighted-average shares outstanding(the denominator) used in determining basic and diluted earnings per common share(EPS):

                                        Nine months ending September 30, 1998
--------------------------------------------------------------------------------
                                          Net           Weighted
                                        Income        Average Shares    Per Share
                                     (Numerator)      (Denominator)      Amount
--------------------------------------------------------------------------------
Basic EPS ...................        $1,765,154         2,628,329        $   0.67
--------------------------------------------------------------------------------
Effect of Dilutive Securities
  Stock Options .............                             251,373
--------------------------------------------------------------------------------
Diluted EPS .................        $1,765,154         2,879,702        $   0.61
--------------------------------------------------------------------------------


                                        Nine months ending September 30, 1997
--------------------------------------------------------------------------------
                                         Net            Weighted
                                       Income        Average Shares    Per Share
                                     (Numerator)     (Denominator)      Amount
--------------------------------------------------------------------------------
Basic EPS ...................        $1,468,129         2,598,961        $   0.56
--------------------------------------------------------------------------------
Effect of Dilutive Securities
  Stock Options .............                             145,028
--------------------------------------------------------------------------------
Diluted EPS .................        $1,468,129         2,743,989        $   0.54
--------------------------------------------------------------------------------


                                       Three months ending September 30, 1998
--------------------------------------------------------------------------------
                                         Net           Weighted
                                       Income        Average Shares    Per Share
                                     (Numerator)     (Denominator)      Amount
--------------------------------------------------------------------------------
Basic EPS ...................        $  658,215         2,629,962        $   0.25
--------------------------------------------------------------------------------
Effect of Dilutive Securities
  Stock Options .............                             228,903
--------------------------------------------------------------------------------
Diluted EPS .................        $  658,215         2,858,865        $   0.23
--------------------------------------------------------------------------------


                                       Three months ending September 30, 1997
--------------------------------------------------------------------------------
                                         Net           Weighted
                                       Income        Average Shares    Per Share
                                     (Numerator)     (Denominator)      Amount
--------------------------------------------------------------------------------
Basic EPS ...................        $  489,981         2,588,072        $   0.19
--------------------------------------------------------------------------------
Effect of Dilutive Securities
  Stock Options .............                             140,918
--------------------------------------------------------------------------------
Diluted EPS .................        $  489,981         2,728,990        $   0.18
--------------------------------------------------------------------------------

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

Financial Condition

         The Company's subsidiaries, Westside Bank & Trust Company and Eastside Bank & Trust Company have enjoyed good steady growth in 1998. Total loans have increased 15.77% or $16,829,714 since December 1997. Total deposits have increased $24,935,079 or 16.48%. Non-interest bearing deposits increased $3,590,342 or 17.07%, while interest bearing deposits increased $21,344,737 or 16.38%.

         Return on average equity for the three months and nine months ended September 30, 1998 was 14.99% and 13.94% on average equity of $17,422,000 and $16,929,000, respectively. This compares to 12.74% and 13.21% on average equity of $15,260,000 and $14,858,000, respectively, for the same periods in 1997.

         Return on average assets for the three months and nine months ended September 30, 1998 was 1.40% and 1.35% on average assets of $187,032,000 and $174,828,000, respectively, as compared to 1.33% and 1.41% on average assets of $145,733,000 and $139,581,000, respectively, for the same periods in 1997.


Liquidity

         As of September 30, 1998 the liquidity ratios of both banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. In addition, Westside is a member of the Federal Home Loan Bank which provides an alternative source of funding. Both banks also maintain relationships with correspondent banks which could provide funds on short notice, if needed.

Capital

         At September 30, 1998 the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Banks compliance with regulatory capital requirements at September 30, 1998:

                                            Westside Bank  Eastside Bank
                                            -------------  -------------
          Leverage capital ratio: ..            8.82%         9.80%
          Risk based capital ratios:
                   Core capital ....           12.72%        10.29%
                   Total capital ...           13.80%        11.29%



Results of Operations for the Three Months Ended September 30, 1998 and 1997

         Net income for the three months ended September 30, 1998 increased $168,234 or 34.33% over the same period in 1997. Average earning assets increased 29.87% as compared to the same quarter in 1997, which resulted in an increase of $773,692 or 24.91%, in interest income. Average interest bearing deposits increased $32,915,187 or 30.18%, resulting in an increase in interest expense of $ 374,405 or 28.49%.

Results of Operations for the Nine Months Ended September 30, 1998 and 1997.

         Net interest income for the nine month period ended September 30, 1998 was $6,229,267, an increase of $1,169,076 or 23.10% over the same period in 1997. This increase is largely attributable to the increase in earning assets. Average earning assets for the nine month period ended September 30, 1998 were up approximately $33,750,000 or 26.72% over the same period in 1997. Interest income during this period increased 25.08% or $2,202,242, over the same period in 1997. Average interest bearing deposits increased $28,360,000 or 27.24% for the nine month period, which resulted in an increase in interest expense on deposits of $1,030,530 or 27.78%. With the recent prime rate reductions management expects margins to continue to narrow for the remainder of 1998.

         The decrease in other operating income of $132,598 or 16.38% is largely attributable to the decrease in gains on the sale of SBA loans. Gains in 1998 have only amounted to $122,541 compared to $268,676 in 1997. In addtion, net losses on the sale of other real estate owned have amounted to $83,243 compared to $0 in 1997. Mortgage origination fee income totaling $136,383 is a new source of income for the company in 1998.

         Total operating expenses have increased $601,537 or 17.44% over the same period in 1997. In addition to the items summarized below, the company has seen an increase in the overall cost of doing business in a highly competitive market.

         Salaries and employee benefits have increased 11.79% over the same period in 1997. The increase is primarily the result of salary increases and the rising costs associated with employee benefit plans.

         Directors fees have increased $61,600 or 45.58% over the same period in 1997. Fees were increased for 1998 based on a competitive market survey of other community banks.

         Increased expenses related to growth can be seen in data processing, audit, postage and other delivery expense, supplies and stationary and business development expense.

         Pre-tax income for the period ending September 30, 1998 increased $441,941 or 20.00% over the same period in 1997. Net income increased $297,025 or 20.23% over the same period in 1997. The increase in earnings is attributable to continued growth at both Banks, the resulting increase in earning assets and managements continued focus on loan quality and core bank earnings.

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

         The assessment and awareness phase is complete, and the renovation phase is nearly complete. The Company is in the process of contacting all major borrowers, to determine their potential risk to Y2K problems. A risk code will be assigned to each major borrower, based on Y2K risk and underlying collateral risk. Once this phase is completed, management will be able to determine the adequacy of the loan loss reserve.

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

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             (a)      Exhibits

                      Exhibit 27 - Financial Data Schedule

             (b)      Reports on Form 8-K

                      There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FIRST STERLING BANKS, INC.



Date:  November 9, 1998                   By:   \s\ Edward C. Milligan
      -----------------                        ---------------------------------
                                                   Edward C. Milligan, President



Date:     November 9, 1998                By:   \s\ Barbara J. Bond
         -----------------                     ---------------------------------
                                                   Barbara J. Bond, Treasurer