Form 10KSB
period 1998-12-31
FIRST STERLING BANKS INC
filed 1999-03-31
CIK 922244

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                                      Commission file number
ended December 31, 1998                                        000-25128

                           FIRST STERLING BANKS, INC.
                 (Name of small business issuer in its Charter)

Georgia                                                              58-2104977
(State of Incorporation)                                       (I.R.S. Employer
                                                            Identification No.)

1200 Barrett Parkway, Kennesaw, GA                                        30144
(Address of principal executive offices)                             (Zip Code)

                                  770-499-2265
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None
Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for the most recent fiscal year. $16,239,225

As of March 1, 1999, registrant had outstanding 2,635,144 shares of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $37,550,802.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      First Sterling Banks, Inc. (the "Company") is a two-bank holding company which engages through its subsidiaries, The Westside Bank & Trust Company and The Eastside Bank and Trust Company (the "Banks"), in providing full banking services to customers of the Banks. The Company's executive offices are located at 1200 Barrett Parkway, Kennesaw, Georgia 30144, and its telephone number is 770-499-2265.

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

Market Area and Competition

      The Banks encounter vigorous competition from other commercial banks, savings and loan associations and other financial institutions and intermediaries in the Bank's primary service area - North Cobb County, Georgia and South Gwinnett County, Georgia.

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

      In February 1999 Eastside Bank made application to open a branch office in Lawrenceville, Georgia. The branch will be located at 185 Gwinnett Drive in the Heritage Center Office Complex. The building, which has been a branch bank for several previous institutions will be leased for an initial period of five years, with several renewal options. The facility contains approximately 2,800 square feet of space, will offer drive-up service and an ATM. Pending final regulatory approval the branch is expected to open in mid-April.

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

Employees

      As of March 15, 1999 the Westside Bank had a total of 25 full-time and 14 part-time employees. Eastside Bank had a total of 30 full-time and 15 part-time employees. These employees are provided with fringe benefits in varying combinations, including health, accident, disability and life insurance plans. In the opinion of management, the Banks enjoy excellent relations with their employees.

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

Capital Requirements

      Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 (primarily shareholder equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). There are two measures of capital adequacy for bank holding companies and their subsidiary banks, the leverage ratio and the risk-based capital requirements. Although the stated minimum ratio is 3%, all but the most highly rated bank holding companies and their subsidiary banks must maintain a minimum Tier 1 leverage ratio of 4% to 5%. The Department requires a minimum Tier I capital to adjusted total assets ratio of 4%. In addition, Tier 1 capital must equal 4% of risk-weighted assets and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth or making acquisitions as well as institutions with supervisory or operational weakness will be expected to maintain capital positions well above these minimum levels.

      Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business.

      The following table reflects the Company and the banks' compliance with regulatory capital requirements at December 31, 1998:

                                   Actual              Required                Excess
                            Amount        %        Amount       %         Amount       %
                            ------        -        ------       -         ------       -
Leverage capital
  Consolidated            18,037,000    11.18%    6,454,000    4.00%    11,583,000   6.42%
  Westside Bank            9,911,000    12.34     3,214,000    4.00      6,697,000   6.76
  Eastside Bank            7,858,000     9.69     3,244,000    4.00      4,112,000   5.87

Risk-based core capital:
  Consolidated            18,037,000     9.01%    8,012,000    4.00%    10,025,000   5.56%
  Westside Bank            9,911,000     8.75     4,529,000    4.00      5,382,000   5.43
  Eastside Bank            7,858,000     9.02     3,483,000    4.00      4,375,000   5.57

Risk-based total capital:
  Consolidated            19,663,000    12.19%   12,908,000    8.00%     6,755,000   3.44%
  Westside Bank           10,727,000    13.35     6,428,000    8.00      4,299,000   4.08
  Eastside Bank            8,668,000    10.69     6,488,000    8.00      2,180,000   2.52

Prompt Corrective Action

      The Federal Deposit Insurance Act ("FDIA"), among other things, requires the federal regulatory agencies to take "prompt corrective action" if a depository institution does not meet minimum capital requirements. The FDIA establishes five capital tiers: "well capitalized;" "adequately capitalized;" "undercapitalized;" "significantly undercapitalized;" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

      The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the total capital ratio, tier I capital ratio and the leverage ratio. Under the regulations, a FDIC-insured bank will be:

      o "well capitalized" if it has a total capital ratio of ten percent or greater, a tier I capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

      o "adequately capitalized" if it has a total capital ratio of eight percent or greater, a tier I capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not "well capitalized;"

      o "under capitalized" if it has a total capital ratio of less than eight percent, a tier I capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances);

      o "significantly undercapitalized" if it has a total capital ratio of less than six percent, a tier I capital ratio of less than three percent or a leverage ratio of less than three percent; and

      o "critically undercapitalized' if its tangible equity is equal to or less than two percent of average quarterly tangible assets.

      An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 1998, the Company and the Banks each had capital levels that qualify each as being "well capitalized" under such regulations.

      The FDIA generally prohibits a FDIC-insured bank from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be "undercapitalized." "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank's capital. In addition, for a capital restoration plan to be acceptable, the bank's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to five percent of the bank's total assets at the time it became "undercapitalized;" and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

      "Significantly undercapitalized" insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. A bank that is not "well capitalized" is subject to certain limitations relating to so-called "brokered" deposits.

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

FDIC Insurance Assessments

      Deposits of the Bank are insured by the FDIC to a maximum of $100,000 for each insured depositor through the Bank Insurance Fund ("BIF"). The FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

      Depending upon a BIF member's risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as 0% of insured deposits or as high as .27 % of insured deposits. The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is 0 percent of insured deposits for the period from January 1, to June 30, 1999. This is the most favorable assessment rate applicable to any insured institution. However, the Deposit Insurance Funds Act of 1996 (DIFA) requires that a Financing Corporation (FICO) assessment be paid by the Bank in 1999. The annual FICO assessment rate for banks is not tied to the FDIC risk classification and is determined quarterly. The annual rate for the period ending December 31, 1998 was 1.176% of deposits. The Bank paid $17,733 in assessments, which was the minimum set by the FDIC for the period ending December 31, 1998.

      Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Other Legislation

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

      The Georgia legislature enacted legislation which, effective July 1, 1996, allowed Georgia-based banks to branch into up to three counties in addition to the county in which their main office is located. This same legislation eliminated all branching restrictions, thereby permitting unrestricted state-wide branching, effective July 1, 1998.

      Bills are regularly introduced in the United States Congress that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed legislation will be adopted or the extent to which the business of the Company and the Bank may be affected thereby.

Year 2000 Project

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Major system failures or miscalculations could result from programs having time sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. First Sterling and its subsidiaries rely heavily upon computers for the daily conduct of their business. First Sterling will commit all resources necessary to achieve a satisfactory and timely solution to computer based problems related to the year 2000 and beyond. Year 2000 committees consisting of both management and staff personnel have been established and the project is receiving full support and attention from senior management of both Eastside Bank and Westside Bank. A comprehensive plan which addresses all aspects of the project is in place and work on the project is well underway.

      Under the direction and supervision of senior management the banks have completed their assessment and awareness phase, having reviewed all computer hardware, computer software, third party providers and vendors for year 2000 readiness.

      Once the assessment and renovation phase was complete management began the task of replacing or upgrading those systems that were found to be non-compliant. Management believes that all mission critical hardware, operating systems and third party providers found to be non-compliant have been upgraded or replaced.

      Testing of all internal mission critical systems is performed in the banks in a test environment that has been established to mirror the banks internal operating systems. Testing of mission critical third party provides is accomplished through the use of proxy testing. All proxy testing from mission critical third party providers is reviewed by bank personnel to determine tests have been performed using the appropriate dates and environment. The testing phase of the project is nearly completed.

      Contingency and business resumption plans are being developed to ensure any interruption in daily operations caused by uncontrollable events will be minimal. The banks are developing plans that will allow them to perform all mission critical functions using alternative equipment or manually. Contingency and business resumption plans will also be fully tested to ensure successful operations.

      The company has contacted all major borrowers to determine their potential risk to Y2K problems and assigned a risk code to each borrower, based on risk and underlying collateral. Having completed this process the adequacy of the loss reserve was reviewed and found to be adequate at this time. New borrowers are evaluated, as appropriate, for Y2K risk during the initial credit review process. Management will continue to monitor those borrowers considered high risk and the adequacy of the loss reserve.

      The company is in the process of determining the potential liquidity risk with its deposit customers and reviewing the adequacy of available facilities to cover short-term liquidity needs. Additional facilities will be established to cover possible short-term liquidity needs, as appropriate.

      The Company has budgeted approximately $250,000 for Year 2000 expenditures, including computer system replacements and upgrades. To date, the Company has spent approximately $100,000

      The Year 2000 Project will continue to receive the full support and attention from senior management of both Eastside Bank and Westside Bank. The project is on schedule and the timetable will allow for an adequate period of thorough testing well in advance of the year change.

Forward-Looking Statements

      This review contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting First Sterling's operations, markets and products. Without limiting the foregoing, the words "believes""anticipates", "intends", expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced First Sterling's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii)non-achievement of expected growth (iii) less favorable than anticipated changes in national and local business environment and securities markets (iv) adverse changes in the regulatory requirements affecting First Sterling (v) greater competitive pressures among financial institutions in First Sterling's market (vi) Delay and or increase in costs in achieving year 2000 compliance and (vii) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in First Sterling's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for 1998.

Officers

      The following table sets forth certain information with respect to the officers of the Registrant:

      Name                                                        Officer
      (Age)                     Position with the Registrant       Since
      -----                     ----------------------------       -----
      Edward C. Milligan        Chairman, President & CEO           1994
        (54)

      Barbara J. Bond           Secretary                           1994
        (50)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Prior to August 1995, there was no public market for the registrants common stock.

      In 1995, the Board of Directors voted to allow J. C. Bradford & Company to be the principal market maker for the Company's common stock. Morgan Keegan & Company and Sterne, Agee & Leach are also market makers for the Company's common stock. The Company's common stock is traded on the Nasdaq National Market under the symbol FSLB.

      The following table lists the high and low stock price for each quarter in 1998 and 1997:

                           Fiscal year 1998           Fiscal year 1997
                          High          Low           High          Low
--------------------------------------------------------------------------------
      First quarter     $16.375      $12.00          $9.00        $8.125
      Second quarter     16.50        14.625          9.00         7.75
      Third quarter      15.00        13.00           9.625        8.50
      Fourth quarter     14.50        12.875         12.50         9.3125
--------------------------------------------------------------------------------

      (b) As of March 15, 1999, there were approximately 778 shareholders of record of the registrant's common stock.

      (c) During 1998 dividends of $ 0.045 per share were paid in the first fiscal quarter and dividends of $ 0.05 per share were paid in the second, third and fourth fiscal quarters. The Company currently intends to continue paying regular cash dividends on a quarterly basis.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                            For the Year Ended December 31
                                   -------------------------------------------
Selected Income Statement Data     1998      1997       1996     1995     1994
                                   ----      ----       ----     ----     ----
                                      (In thousands, except per share data)

Total interest income             $15,188   $13,307   $10,432  $ 9,705  $ 7,491

Total interest expense              6,574     5,562     4,393    4,087    2,916
Net interest income                 8,614     7,745     6,039    5,618    4,575
Provision for loan losses             298       444       137      256      257
Net interest income after
  rovision for loan losses          8,316     7,301     5,902    5,362    4,318
Other operating income              1,051     1,040       760      571      513
Net income                          2,471     2,167     1,509    1,616    1,209
Net income per share (basic)          .94       .83       .57      .59      .50
Dividends per share                  .195       .17       .13     .075      .05

      All share and per share data have been adjusted to reflect a two for one stock split on March 30, 1998.

                                         For the Year Ended December 31
                                 ----------------------------------------------
Selected Balance Sheet Data      1998       1997      1996      1995       1994
                                 ----       ----      ----      ----       ----
                                     (In thousands, except per share data)

Total loans                    $135,625   $106,730  $ 83,726  $ 73,148  $ 63,897
Total assets                    201,127    169,041   136,706   121,172   100,860
Total deposits                  181,428    151,323   120,540   106,466    88,172
Shareholders' equity             18,177     16,120    14,742    13,591    12,160

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

      On September 29, 1998, following several discussions, the boards of directors of First Sterling and Georgia Bancshares executed a non-binding letter of intent to merge the two bank holding companies. After negotiations and due diligence investigations, the First Sterling board of directors and the Georgia Bancshares board of directors unanimously approved the Merger Agreement in December 1998 The merger was unanimously approved by the shareholders of First Sterling and Georgia Bancshares at separate meetings on March 16, 1999. All regulatory approvals have been received and the merger is expected to be consummated in late April.

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

      Net interest income for the year ended December 31, 1998 was $8,614,106 an increase of $869,123 or 11.22% compared to December 31, 1997. The increase in net interest income is primarily attributable to an increase in average earning assets over 1997. Average earning assets increased $20,463,596 or 13.47% over 1997. Average loans increased $23,731,450 or 25.08% over 1997. The yield on earning assets was 8.81% up slightly from 1997. Average interest bearing liabilities increased $14,153,255 or 10.87% over 1997. The bank's average cost of funds was 4.55% in 1998 as compared to 4.27% in 1997. The increase in the cost of funds is the result of a lower level of seasonal deposits, as compared to 1997 and the highly competitive nature of the metro Atlanta market. Average non-interest bearing deposits increased $5,274,351 or 26.54% over 1997. The banks are located in thriving markets and continue to enjoy excellent growth in loans and deposits. Total assets increased $32,085,899 or 18.98% over December 31, 1997.

      The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate based upon the growth of the loan portfolio and management's desire to provide adequately for inherent risk in the loan portfolio.

      The provision for loan losses charged to earnings amounted to $298,000 in 1998 a decrease from 1997. The banks continue to experience only minimal losses, net chargeoffs in 1998 were of .04% of average loans compared to .17% in 1997. The allowance for loan losses as a percentage of total loans outstanding at December 31, 1998 and 1997 amounted to 1.20% and 1.29%, respectively.

      Bank management closely monitors the loan portfolio and the underwriting of loans and considers the allowance for loan losses to be conservative yet reasonable given the nature of each Bank's loan portfolio. An independent third party performs periodic reviews of the loan portfolio, at least semi-annually. Management intends to continue maintaining an adequate allowance for loan losses in relation to loans outstanding in the future based on management's evaluation of the loan portfolio under prevailing economic conditions, underlying collateral value securing loans, Year 2000 risk and such other factors as management deems appropriate.

      Following is a comparison of non-interest income for 1998 and 1997:

                                                  1998               1997
                                                  ----               ----

Service charges on deposit accounts          $  434,282           $ 389,948
Gain on sale of loans                           159,448             279,002
Other income                                    457,040             371,157
Net realized losses on securities                   --                 (600)
                                             ----------           ---------
                                             $1,050,770           $1,039,507
                                             ==========           ==========

      Non-interest income consists primarily of service charges on deposit accounts, gains on the sale of SBA (Small Business Administration) loans into the secondary market, fees on participation loans, mortgage origination fees, customer service fees, gains (losses) on investment securities transactions and miscellaneous other income. Total other income is up $11,263 over 1997. Gains on the sale of SBA loans is down $119,554 or 42.85% from 1997. The reduction in gains on the sale of SBA loans is a direct result of the increased focus on growth in the banks core loan portfolio rather than SBA loans to be sold in the secondary market.

      Following is an analysis of non-interest expense for 1998 and 1997:

                                                       1998               1997
                                                       ----               ----

Salaries and employee benefits                     $3,241,764         $2,993,762
Occupancy and equipment expense                       560,334            628,523
Data processing fees                                  254,754            212,179
Directors fees                                        253,450            182,400
Supplies                                              115,156            101,779
Deposit insurance premiums                             17,733             13,909
Security losses                                            --                600
Merger expenses                                        27,697                 --
Other expense                                       1,196,018            920,135
                                                   ----------         ----------
                                                   $5,666,906         $5,053,287
                                                   ==========         ==========

      Non-interest expense increased $613,619 or 12.14% over 1997. Non-interest expense consists primarily of salaries and other employee benefits, occupancy expense, and other operating costs. Directors fees increased $71,050 or 38.95% over 1997. Fees were increased in 1998 based on a competitive market survey of other community banks. Directors of Eastside and Westside are paid for each board meeting attended and outside directors are paid for each committee meeting attended. Directors on the First Sterling board are paid a quarterly fee for all services. Personnel expense increased $248,002 or 8.28% over 1997. The increase is primarily the result of salary increases and the rising costs associated with employee benefit plans. At December 31, 1998, the company employed 49 full-time employees and 29 part-time employees. It is the intention of management and the boards to attract and maintain quality people by offering salaries and other benefits competitive in the marketplace, and to reward individuals based on the performance of the Bank. Increases in data processing, audit, postage and delivery, supplies, stationary and business development are directly related to growth and the increased cost of doing business in a highly competitive market.

      Pre-tax income for the twelve months ending December 31, 1998 increased $413,109 or 12.57% over the same period in 1997. Net income for the period ending December 31, 1998 increased $304,527 or 14.06%. The following tables set forth the amount of the Company's average earning assets and interest-bearing liabilities, together with related interest income and expense and average rates for 1998 and 1997:

      Average Balances and Net Income Analysis

The condensed average balance sheets for the period indicated are presented below:

                                                 For the year ended December 31,
                                                       1998             1997
                                                       ----             ----
ASSETS
Cash and due from banks                          $   8,681,083    $   7,648,021
Interest-bearing deposits in banks                      53,699          100,000
Taxable securities                                  20,984,997       19,097,717
Nontaxable securities                                4,801,873        4,138,479
Federal funds sold                                  18,566,324       12,403,296
Securities purchased under agreement to resell       9,643,562       21,578,817
Loans (1)                                          118,359,137       94,627,687
Reserve for loan losses                             (1,480,684)      (1,147,135)
Other assets                                         8,183,450        7,912,821
                                                 -------------    -------------
Total Assets                                     $ 187,793,441    $ 166,359,703
                                                 =============    =============
Total earning assets                             $ 172,409,592    $ 151,945,996
                                                 =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand                       $  25,144,916    $  19,870,565
Interest-bearing demand and savings                 65,024,714       64,243,825
Time deposits                                       78,847,990       65,623,174
                                                 -------------    -------------
Total deposits                                     169,017,620      149,737,564
Federal funds purchased and securities
  sold under agreement to repurchase                   507,700          360,150
Other liabilities                                    1,073,716        1,107,970
                                                 -------------    -------------
Total liabilities                                $ 170,599,036    $ 151,205,684
                                                 -------------    -------------
Stockholders' equity                             $  17,194,405    $  15,154,019
                                                 -------------    -------------
Total Liabilities and
  Stockholders' equity                           $ 187,793,441    $ 166,359,703
                                                 =============    =============
Total interest-bearing liabilities               $ 144,380,404    $ 130,227,149
                                                 =============    =============

(1) Average loans include non-accrual loans, if any.

Interest Income and Interest Expense

                                        For the year ended December 31,
                                            1998                 1997
                                      ------------------------------------
                                                Average             Average
                                      Interest   Rate     Interest   Rate
                                                (Dollars in thousands)
INTEREST INCOME:
  Interest and fees on loans (1)      $12,215    10.32%    $10,027   10.60%
  Interest on investment securities:
  Taxable Securities                    1,277     6.09       1,234    6.46
  Nontaxable Securities                   224     4.66         184    4.45
  Interest on Federal funds sold          992     5.34         676    5.45
Interest on securities purchased
  under agreement to resell               477     4.95       1,180    5.46
  Interest on deposits in banks             3     5.56           6    5.90
                                      -------    -----     -------   -----
Total interest income                 $15,188     8.81%    $13,307    8.76
                                      -------    -----     -------   -----
INTEREST EXPENSE:
  Interest on savings and interest-
  bearing demand deposits             $ 1,931     2.97%    $ 1,734    2.70%
  Interest on time deposits             4,618     5.86       3,810    5.80
  Interest on Federal funds purchased
  and securities sold under
  agreement to repurchase                  25     4.92          18    5.00
                                      -------    -----     -------   -----
Total interest expense                $ 6,574     4.55     $ 5,562    4.27
                                      -------    -----     -------   -----

NET INTEREST INCOME                   $ 8,614              $ 7,745
                                      =======              =======
  Net interest spread                             4.26%               4.49%
                                                 =====               =====
  Net yield on average interest
    earning assets                                5.00%               5.10%
                                                 =====               =====

(1) In computing yields on earning assets, the average balances of non-accruing loans are included in the average balances, and loan fees of $939,560 and $749,210 for the years ended December 31, 1998 and 1997, respectively, are included in interest income.

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

                                                     Year ended December 31,
                                                    1998         Vs.      1997
                                                --------------------------------
                                                 Increase       Changes Due to
                                                (Decrease)     Rate     Volume
                                                      (Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
  Interest and fees on loans                      $ 2,188    $  (331)   $ 2,519
  Interest on investment securities:
   Taxable                                             43        (78)       121
   Nontaxable                                          40         10         30
  Interest on Federal funds sold                      316        (20)       336
  Interest on securities purchased
   under agreement to resell                         (703)       (49)      (654)
  Interest on deposits in other banks                  (3)        --         (3)
                                                  -------    -------    -------
Total interest income                             $ 1,881    $  (468)   $ 2,349
                                                  -------    -------    -------
Expense from interest-bearing liabilities
  Interest on interest-bearing
   demand and savings deposits                    $   197    $  (176)   $    21
  Interest on time deposits                           808        (47)       761
  Interest on Federal funds purchased
   and securities sold under agreement
     to repurchase                                      7         --          7
                                                  -------    -------    -------
Total interest expense                            $ 1,012    $  (223)   $   789

Net interest income                               $   869    $  (690)   $ 1,560
                                                  =======    =======    =======

                                                     Year ended December 31,
                                                    1997         Vs.      1996
                                                --------------------------------
                                                 Increase       Changes Due to
                                                (Decrease)     Rate     Volume
                                                      (Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
  Interest and fees on loans                      $ 1,588    $   (65)   $ 1,653
  Interest on investment securities:
   Taxable                                             76        (16)        92
   Nontaxable                                           5         53        (48)
  Interest on federal funds sold                      138         22        116
  Interest on securities purchased
   under agreement to resell                        1,065        114        951
  Interest on deposits in other banks                   3         --          3
                                                  -------    -------    -------
Total interest income                             $ 2,875    $   108    $ 2,767
                                                  -------    -------    -------
Expense from interest-bearing liabilities
  Interest on interest-bearing
   demand and savings deposits                    $   703    $  (121)   $   824
  Interest on time deposits                           458        (22)       480
  Interest on Federal funds purchased
   and securities sold under agreement
     to repurchase                                      8          1          7
                                                  -------    -------    -------
Total interest expense                            $ 1,169    $  (142)   $ 1,311
                                                  -------    -------    -------
Net interest income                               $ 1,706    $   250    $ 1,456
                                                  =======    =======    =======

Liquidity and Capital Resources

      Liquidity is the ability of the company to meet the cash flow requirements of customers and fund its commitments. The Company's primary sources of funds are increases in deposits, loan repayments, sales and maturities of investments and net income. The Company actively manages its liquidity position by matching maturities and interest rate sensitivity in asset and liability portfolios. Further, the Banks maintain relationships with correspondent banks which could provide funds to them on short notice, if needed. The Banks have joined the Federal Home Loan Bank of Atlanta which will also provide an alternative source of funding.

      The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by those regulatory authorities, the Bank's liquidity ratios at December 31, 1998 were considered satisfactory. At December 31, 1998, investment securities with a book value of $1,201,232 were scheduled to mature within one year. These investments, along with federal funds sold and securities purchased under agreement to resell of $17,563,000 as of December 31, 1998, will provide a ready source of funds. At December 31, 1998, the Company's and the Bank's capital asset ratios were considered adequate based on guidelines established by the regulatory authorities. During 1998, the Company increased its capital by retaining net earnings of $1,958,456 after dividend payments of $512,738. At December 31, 1998, total capital of the Company amounted to $18,177,379.

      On September 20, 1995, the Board of Directors of Westside Financial unanimously approved a stock redemption plan to redeem up to 120,000 shares of its common stock. A total of 50,000 shares were repurchased for $415,000 prior to the termination of the repurchase plan which occurred before the execution of a letter of intent in regard to the proposed merger with Eastside Holding Corporation. On February 26, 1997 the Board of Directors of First Sterling Banks, Inc. approved a stock redemption plan to redeem up to 70,000 shares of its common stock at a price not to exceed $9.00 per share. A total of 70,000 shares were repurchased for $618,875, an average price of $8.84 per share.

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

Maturities

      The following table sets forth the maturity distribution by amortized cost, of securities according to type of security and contractual maturity:

                       MATURITY DISTRIBUTION OF SECURITIES
                                DECEMBER 31, 1998

                                         Available for sale          Weighted
                                        Amortized     Fair           Average
                                           Cost       Value           Yield
                                       (Dollars in Thousands)

Due in one year or less                  $ 1,201    $ 1,205           5.842%
Due from one year to five years            7,706      7,763           5.648
Due from five to ten years                 8,958      9,068           5.758
Due after ten years                        2,856      2,862           5.606
Mortgage-backed securities                13,166     13,202           5.946
Equity securities                            579        579           7.500
                                         -------    -------         -------
                                         $34,466    $34,679           5.825%
                                         =======    =======         =======

      Securities with a carrying value of $26,731,000 and $15,437,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

      The following table represents the composition of the Bank's loan portfolio according to the purpose of the loan and/or repayment terms:

                                                   December 31,     December 31,
                                                      1998             1997
                                                 -------------------------------
Commercial, financial and agricultural           $  28,124,000    $  24,768,799
Real estate - construction and land
  development                                       33,576,000       35,840,760
Real estate - mortgage                              66,740,000       39,560,475
Installment and other consumer                       7,478,169        6,946,810
                                                 -------------    -------------
                                                   135,918,169      107,116,844
                                                 -------------    -------------
Net deferred loan fees                                (293,160)        (387,074)
                                                   135,625,009      106,729,770
                                                 -------------    -------------
Less reserve for possible loan losses               (1,626,699)      (1,379,678)
                                                 -------------    -------------

Net loans                                        $ 133,998,310    $ 105,350,092
                                                 =============    =============

                     SUPPLEMENTAL MATURITY SCHEDULE OF LOANS
                                DECEMBER 31, 1998

                                         Over One
                           One Year       Through       Over
                           or Less      Five Years    Five Years       Total
                           -------      ----------    ----------       -----
Commercial and
  industrial             $10,890,207   $11,750,921   $ 5,482,872   $28,124,000
Real estate -
  construction and
   land development       36,249,540    11,531,766    18,958,694    66,740,000
Real estate - mortgage    13,080,576    11,169,656     9,325,768    33,576,000
Installment and other
  Consumer                 3,879,338     3,479,013       119,818     7,478,169

Non-performing Loans

      There were $39,971 in non-accrual loans at December 31, 1998 and $41,501 at December 31, 1997. Accrual of interest is discontinued when management believes after considering economic and business conditions and collection efforts, that the ultimate collection of interest is doubtful.

DEPOSITS

      The following table represents the composition of the Bank's deposit accounts, for the periods indicated:

                                             Year Ended December 31,
                                        1998                      1997
                                ------------------------------------------------
                                 Average      Average       Average     Average
                                 Amount         Rate        Amount       Rate
                                               (Dollars in Thousands)

Noninterest-bearing deposits    $25,145        --  %       $19,871        -- %
Interest-bearing demand and
  savings deposits               65,025        2.97         64,244        2.70
Time deposits                    78,848        5.86         65,623        5.80

                MATURITY SCHEDULE OF TIME DEPOSITS OVER $100,000
                                December 31, 1998

                 Three months or less                    $10,119,219
                 Three months to six months                3,998,446
                 Six months to twelve months               7,499,258
                 Over twelve months                        3,277,656
                                                         -----------
                 Total                                   $24,894,579
                                                         ===========

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

      The provision for loan losses charged to operations was $298,000 during the year ended December 31, 1998, compared to $444,342 in 1997. During 1998, the Bank had net charge-offs of $50,979. There were net charge-offs of $159,285 in 1997. An analysis of the allowance for loan losses follows:

                                                   Year Ended December 31,
                                                    1998            1997
                                                ----------------------------

Average amount of loans outstanding             $118,359,137    $ 94,627,687
                                                ============    ============
Balance of reserve for possible loan
  losses at beginning of period                 $  1,379,678    $  1,094,621
Provision charged to operating expense               298,000         444,342

Recoveries:
  Commercial, financial and agricultural               1,480            --
  Real estate - construction and
   land development                                     --             9,817
  Real estate - mortgage                              13,445            --
  Installment and other consumer                       2,763          19,018
                                                ------------    ------------
     Total recoveries                           $     17,688    $     28,835
                                                ------------    ------------
Less chargeoffs:
  Commercial, financial and agricultural              50,100          16,296
  Real estate - construction and
   land development                                     --            52,130
Real estate - mortgage                                14,628            --
Installment and other consumer                         3,939         119,694
                                                ------------    ------------
      Total chargeoffs                          $     68,667    $    118,120
                                                ------------    ------------
Net chargeoffs                                  $     50,979    $    159,285
                                                ------------    ------------
Balance of reserve for possible loan losses
  at end of period                              $  1,626,699    $  1,379,678
                                                ============    ============
Ratio of net loan chargeoffs to average loans            .04%            .17%
                                                ============    ============

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

      The Banks had outstanding unfunded commitments at December 31, 1998, as follows:

      Commercial, financial and agricultural          $11,977,421
      Real estate - construction and land
        development                                    20,086,228
      Real estate - mortgage                            7,753,700
      Installment and other consumer                    1,134,384
      Standby letters of credit                           436,139
                                                      -----------
                                                      $43,387,872
                                                      ===========

Asset/Liability Management

      The following table sets forth the distribution of the repricing of the Banks' earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

      The objective of interest rate sensitivity management is to minimize the effect of interest rate changes on net interest margins while maintaining net interest income at acceptable levels. The major factors that are used to manage interest rate risk include the mix of fixed and floating interest rates, pricing and maturity patterns for all asset and liability accounts.

                                                    After Three   After One
                                                     Months But    Year But
                                         Within        Within       Within      After
                                      Three Months    One Year    Five Years  Five Years     Total
                                      ------------    --------    ----------  ----------     -----
Earning assets:
Interest-bearing deposits
  in banks                               $     31     $   --       $   --      $   --      $     31
Federal funds sold                         17,563         --           --          --        17,563
Securities                                    868        6,767        9,288      17,756      34,679
Loans                                    $ 70,013       12,905       37,057      15,650     135,625
                                         --------     --------     --------    --------    --------
Total rate sensitive assets              $ 88,475     $ 19,672     $ 46,345    $ 33,406    $187,898
                                         --------     --------     --------    --------    --------
Interest-bearing liabilities:
Interest-bearing demand deposits         $ 50,639     $   --       $   --      $   --      $ 50,639
Savings accounts                           10,030         --           --          --        10,030
Time deposits                              28,764       44,432       19,823        --        93,019
Other interest bearing
  liabilities                                 594         --           --          --      $    594
                                         --------     --------     --------    --------    --------
Total rate sensitive liabilities         $ 90,027     $ 44,432     $ 19,823    $   --      $154,282
                                         --------     --------     --------    --------    --------
Interest rate sensitivity
      GAP                                $ (1,552)    $(24,760)    $ 26,522    $ 33,406
                                         ========     ========     ========    ========
Cumulative interest rate
      sensitivity GAP                    $ (1,552)    $(26,312)    $    210    $ 33,616
                                         ========     ========     ========    ========
GAP as % of assets                           (.77)%     (12.31%)     13.19%      16.61%

Cumulative GAP as a % of assets              (.77)%     (13.08%)       .10%      16.71%

Interest rate sensitivity
     GAP ratio                              98.28%       44.27%     233.79%       --

Cumulative interest rate
     sensitivity GAP ratio                  98.28%       80.43%     100.14%     121.79%

                    RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

      The following rate of return information for the periods indicated is presented below:

                                         Year Ended December 31,
                                         1998              1997
                                        -----------------------

            Return on assets (1)         1.32%            1.30%
            Return on equity (2)        14.37%           14.30%
            Dividend payout ratio (3)   20.74%           20.48%
            Equity to assets ratio (4)   9.16%            9.11%

      (1)   Net income divided by average total assets.
      (2)   Net income divided by average equity.
      (3)   Dividends declared per share divided by net income per share
            (basic).
      (4)   Average equity divided by average total assets.

ITEM 7. FINANCIAL STATEMENTS

      The following consolidated financial statements of the Company and its subsidiary are included on page F-1 through F-35 of this Annual Report on Form 10-KSB.

      Consolidated Balance Sheets - December 31, 1998 and 1997

      Consolidated Statements of Income - Years Ended December 31, 1998 and 1997

      Consolidated Statements of Comprehensive Income - Years Ended December 31,
          1998 and 1997

      Consolidated Statements of Stockholders' Equity - Years Ended December 31,
          1998 and 1997

      Consolidated Statements of Cash Flows - Years Ended December 31, 1998 and
          1997

      Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During 1998, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

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

                                 Position(s)
                                 with the Com-     Principal Occupation
Name                     Age     pany and Bank     During the Past Five Years
----                     ---     -------------     --------------------------
Barbara J. Bond          50      Executive V.P.    Ms. Bond serves as
                                 Westside Bank     Executive Vice President
                                 Secretary of      and Senior Operations Officer of Westside
                                 Company and       Bank and has served in such capacities since
                                 Westside Bank     the organization of Westside.  Ms. Bond has
                                                   served as Secretary of Westside Bank and the
                                                   Company since September 1991 and March
                                                   1994, respectively.

Harry L. Hudson, Jr.     55      Director of       Mr. Hudson is currently serving as Chairman
                                 Company and       of the Board of Directors of Eastside Bank, an
                                 Chairman of       office he has held since February 1993.  Mr.
                                 Eastside Bank     Hudson has been employed by State Farm
                                                   Insurance since January 1, 1970.  He has served
                                                   as Agent, Agency Manager, and Agency Field
                                                   Executive.

The Honorable            55      Director of       Justice Hines has served as chairman of the Board
P. Harris Hines                  Company and       of Directors of Westside Bank since April 1992.
                                 Chairman of       From January 1, 1983 until July 26, 1995, Justice
                                 Westside Bank     Hines served as a Judge of the Superior Court of
                                                   Cobb County. Since July 26, 1995, Justice Hines
                                                   has served as a Justice of the Supreme Court of the
                                                   State of Georgia.  Justice Hines is a Trustee of the
                                                   Kennesaw State College Foundation and is a past
                                                   member of the Judicial Council of Georgia.

Edward C. Milligan       54      Chairman,         Mr. Milligan has served as President and
                                 President and     Chief Executive Officer of Westside since
                                 CEO of Company;   its organization.  Mr. Milligan has served
                                 President, CEO    as President, Chairman and CEO of the
                                 and Director of   Company since its organization in March
                                 Westside Bank;    1994.  Mr. Milligan has served as a Director
                                 Director of       of Eastside Bank since August 1996.
                                 Eastside Bank

John S. Thibadeau, Jr.   51      Director of       Since 1973, Mr. Thibadeau has been
                                 Company and       president of Deauton Corporation, a
                                 Eastside Bank     real estate construction and development
                                                   firm.  As a licensed real estate broker,
                                                   Mr. Thibadeau is an officer and principal
                                                   in Thibadeau Burton Realty and serves as
                                                   Vice President of University Inn Operating
                                                   Co., a hotel motel management firm.

Benjamin Wofford,M.D.    60      Director of       Dr. Wofford served as Chairman of the
                                 Company and       Board of Directors of Westside Bank
                                 Westside Bank     from its organization until April, 1991.
                                                   From 1970 until his retirement in 1997
                                                   Dr. Wofford was a physician specializing
                                                   in plastic and cosmetic surgery in Marietta,
                                                   Georgia. Dr.Wofford is a member of the
                                                   Medical Association of Georgia, Georgia
                                                   Society of Plastic Surgeons, Southeastern
                                                   Society of Plastic & Reconstructive Surgeons,
                                                   and American Society of Plastic and
                                                   Reconstructive Surgeons.

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

      In January 1998 Eastside Bank entered into an employment agreement with Christopher H. Burnett, president and chief executive officer of Eastside Bank. The term of the agreement is a continuing term of one year which is automatically extended each day for an additional day so that the remaining term shall continue to be one year. In the event that Mr. Burnett's employment is involuntarily terminated prior to a "change in control," of the Company Mr. Burnett shall be paid his base salary and fringe benefits up through the date of termination. In addition, he shall be paid at least the following amounts: a lump sum amount equal to fifty percent (50%) of the annual base salary paid to him over the previous twelve (12) month period, plus a lump sum amount equal to fifty percent (50%) of the annual incentive cash bonus paid to him over the previous twelve (12) month period. In the event Mr. Burnett is terminated without cause after a change in control he shall be paid his base salary and fringe benefits up through the date of termination. In addition he shall be paid the following amounts, a lump sum equal to his annual base salary paid to him over the previous twelve (12) month period, plus a lump sum amount equal to his annual incentive cash bonus paid to him over the twelve (12) month period. In addition, in both cases Mr. Burnett shall be entitled to participate for the shorter of a period of six (6) months or twelve (12) months respectively, from the date of such termination or until such time as the officer is employed by another employer in all welfare benefit plans, practices, policies and programs at least as favorable as the most favorable of such plan, practices, policies and programs in effect at any time during the ninety (90) day period preceding his termination.

      During 1998, the Directors received $253,450 for their service as Directors of the Company and the banks.

      The following information is furnished with respect to the Chief Executive Officer and each executive officer of the Company and the Banks who had cash and cash equivalent forms of remuneration from the Bank which exceeded $100,000 for the year ended December 31, 1998, and all executive officers of the Company and the Banks as a group.

                                                                                   Long-Term
                                                                                 Compensation
                                                                                 ------------
                                                                                  Securities
                                                                                  Underlying
                                                          Deferred       Other      Options/
Position                    Year    Salary      Bonus   Compensation  Compensation   SAR(#)
---------------------------------------------------------------------------------------------
Edward C. Milligan          1998   $142,922   $ 56,000   $ 17,213      $ 21,200    $  --
President & CEO             1997    131,672     46,200     48,383        19,325     34,000
Westside Bank               1996    122,136     42,000       --           7,882       --

Barbara J. Bond             1998     86,000     21,500      3,521         4,078       --
Executive V P               1997     77,750     18,565      9,893         4,281       --
Westside Bank               1996     73,583     17,390       --           2,637       --

Michael J. Henderson        1998     92,500     23,125      3,266         9,607       --
Executive V P               1997     88,095     20,093      9,180         9,808       --
Westside Bank               1996     81,500     19,270       --           8,445       --

Christopher H. Burnett      1998    109,601     38,000       --          15,600     22,200
President & CEO
Eastside Bank

                                                                                  Long-Term
                                                                                 Compensation
                                                                                 ------------
                                                                                  Securities
                                                                                  Underlying
                                                          Deferred       Other      Options/
Position                    Year    Salary      Bonus   Compensation  Compensation   SAR(#)
---------------------------------------------------------------------------------------------
All Executive               1998   $475,417   $145,647   $ 24,000  (1) $ 52,285     22,200
  Officers as               1997    361,781     94,498     67,456  (2)   33,414     34,000
  a Group                   1996    338,424     86,660       --    (3)   18,963       --

(1) Includes Bank's contribution to the 401(k) Plan, directors fees ($14,700) paid to Mr. Milligan, directors fees ($8,400) and an auto allowance ($7,200) paid to Mr. Burnett, and an auto allowance ($6,000) paid to Mr. Henderson.

(2) Includes Bank's contribution to the 401(k) Plan, directors fees ($12,200) paid to Mr. Milligan, and an auto allowance ($6,000) paid to Mr. Henderson.

(3) Includes Bank's contribution to the 401(k) Plan and directors fees ($5,500) paid to Mr. Milligan, an auto allowance ($6,000) paid to Mr. Henderson.

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

      The following table reflects options currently outstanding under the above described plan:

                          Price Per
   Date        Granted      Share     Exercised   Terminated       Outstanding
   ----        -------      -----     ---------   ----------       -----------
09-24-1997     44,900      $ 9.25       1,850         --            43,050  (1)
01-04-1998     22,200       12.50         --          --            22,200  (2)
04-30-1998     10,000       16.50         --          --            10,000  (3)
06-11-1998      6,250       15.00         --          --             6,250  (4)

      * Unless otherwise noted all outstanding shares are immediately exercisable.

      (1)   10,800 shares exercisable immediately
            14,400 shares exercisable 1st anniversary of 09-24-1997 16,250 shares exercisable 2nd anniversary of 09-24-1997 1,600 shares exercisable 3rd anniversary of 09-24-1997

      (2) 4,440 shares exercisable per year for five years beginning on January 5, 1999

      (3) 2,000 shares exercisable per year for five years beginning on April 30, 1999.

      (4) 1,250 shares exercisable per year for five years beginning on June 11, 1999

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

      The following table reflects options currently outstanding under the above described plans:

                              Price Per
      Date        Granted       Share     Exercised   Terminated     Outstanding
      ----        -------       -----     ---------   ----------     -----------
   02-20-1991     61,500      $ 4.065        --          --            61,500
   04-19-1995     86,830        4.56       1,500         --            85,330
   08-16-1995     51,660        5.285        --          --            51,660
   09-20-1995     54,120        6.20         --          --            54,120
   11-15-1995      4,920        6.91         --          --             4,920

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

      The following table reflects options currently outstanding under the above described plans:

                              Price Per

      Date        Granted       Share     Exercised   Terminated  Outstanding
      ----        -------       -----     ---------   ----------  -----------
   02-15-1993     10,000      $ 4.09       10,000          --            --
   02-17-1993     35,000        3.95       20,000          --         15,000
   01-19-1994      4,000        4.20        4,000          --            --
   12-14-1994     17,000        4.515      12,000          --          5,000
   02-21-1996     34,000        6.50        7,668       11,666         6,868 (1)
   03-27-1997     90,000        9.00          --           --         90,000

      Unless otherwise noted all outstanding shares are immediately exercisable.

      (1) 2,866 shares exercisable; remaining 4,002 shares exercisable 02-21-99

      The price at which a stock option is exercisable cannot be less than the fair market value of the Common Stock on the date of the grant as determined by the Board of Directors.

      Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                     Number of
                                                     Securities      Value of
                                                     Underlying    Unexercised
                                                     Unexercised   In-the-Money
                                                     Options/SARs   Options/SAR
                           Shares                    at FY-End(#)   at FY-End(S)
                         Acquired on    Value        Exercisable/  Exercisable/
    Name                 Exercise #    Realized($)   Unexercisable Unexercisable
--------------------------------------------------------------------------------
Christopher H.Burnett        -0-          -0-          0/22,200     $-0-/$33,300

Retirement Plan

      The Banks participate in a 401(k) Retirement Plan ("Retirement Plan") which is a defined contribution plan designed to meet the requirements of
Section 401(k) of the Internal Revenue Code of 1986, as amended ("Code") and the Employee Retirement Income Security Act of 1974, as amended. All employees of the Banks who have attained the age of 21 years and have completed one year of service are eligible to participate in the Retirement Plan. Pursuant to the Retirement Plan, the Bank may, in its discretion, contribute for each Plan Year an amount equal to a matching percentage, as determined annually by the Board of Directors of the Bank, of the employee's contributions for the Plan Year, up to the maximum limit established by the Code. The matching contributions are subject to limits established by the Code and a vesting schedule which provides that matching contributions become 20% vested after more than 2 years and less than 3 years of service, and vested in increments of 20% for each year of service thereafter, becoming 100% vested after 6 years of service. The matching contributions also become 100% vested upon death or disability. Each participant under the Retirement Plan is always vested 100% in his or her 401(k) contributions. The trustee of the Retirement Plan is Regions Bank of Gainesville, Georgia. Westside Bank contributed a total of $37,902.12 during the 1998 fiscal year pursuant to the Retirement Plan, including the following amounts to the accounts of persons named: Edward C. Milligan - $6,500.00; Michael J. Henderson - $3,607.50; Barbara J. Bond - $4,078.04; and all executive officers as a group - $14,185.54. Eastside Bank contributed a total of $15,049 during the 1998 fiscal year.

      In December 1997 the directors of Westside Bank unanimously approved a Deferred Compensation Plan for the benefit of key executives of the bank who could be added to the Plan from time to time. Initial participants in the plan are: Edward C. Milligan, Barbara J. Bond and Michael J. Henderson. The Plan shall adopt certain retirement goals for each participant, which goals shall be adjusted from time to time and the Bank shall make regular annual contributions to the Plan in amounts needed to reach the retirement goal for each executive, but any such contributions shall be at the discretion of the Board of Directors. The following contributions totaling $ 24,000, were made for 1998; Edward C. Milligan - $17,212.80, Barbara J. Bond - $ 3,520.80, and Michael J.Henderson - $ 3,266.40.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of March 1, 1999, with respect to: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock; (ii) the beneficial ownership of Common Stock by each of the directors and executive officer; and (iii) the beneficial ownership by all directors and executive officers as a group. Except as noted below, all shares are owned directly, and the owner has sole voting and investment power with respect to such shares:

      Name                       Number of Shares           % of Class (l)
      ----                       ----------------           --------------
      Barbara J. Bond            35,020.     (2)                1.25%
      P. Harris Hines            17,977.2605 (3)                 .65
      Harry L. Hudson, Jr.       44,006.0329 (4)                1.58
      Edward C. Milligan        114,840.9932 (5)                4.04
      John S. Thibadeau, Jr.     20,000.     (6)                 .72
      Benjamin H. Wofford, Jr.   66,534.9927 (7)                2.39
                                ------------
                                298,379.2793 (8)
                                ============

(1) Based on total outstanding shares of 2,766,644 if no options are held by the named owner, or based on a pro forma calculation of the total outstanding shares including shares issued upon exercise of options held by the named owner or by member of the named group.

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

      Item 13(a) 1., 2. and 3. and Item 13(b).

            (a) The following documents are filed as part of this report:

                  1. Financial statements:

                        (a) First Sterling Banks, Inc. and subsidiaries:

                              (i) Consolidated Balance Sheets - December 31,
                                   1998 and 1997

                              (ii) Consolidated Statements of Income - Years
                                   ended December 31, 1998 and 1997

                              (iii) Consolidated Statements of Comprehensive
                                    Income - Years ended December 31, 1998
                                    and 1997

                              (iv) Consolidated Statements of Stockholders'
                                   Equity Years ended December 31, 1998 and 1997

                              (v) Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

                              (vi) Notes to Consolidated Financial Statements

            (b) First Sterling Banks, Inc. (Parent Company Only):

      Parent Company only financial information has been included in Note 16 of Notes to Consolidated financial statements.

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

                        Edward C. Milligan filed as Exhibit 10.5 to Form S-4 (File No. 333-3116)

      Exhibit 10.9 First Sterling Banks, Inc. 1997 Directors Stock Option Plan, filed as Exhibit 10.9 to Form 10-KSB (File No. 000-25128)

      Exhibit 10.10 Form of First Sterling Banks, Inc. 1997 Directors Stock Option Plan, Stock Option Agreement, filed as Exhibit
                        10.10 to Form 10-KSB (File No. 000-25128)

      Exhibit 10.11 First Sterling Banks, Inc. 1997 Incentive Stock Option Plan, filed as Exhibit 10.11 to Form 10-KSB (File No. 000-25128)

      Exhibit 10.12 Form of First Sterling Banks, Inc. 1997 Incentive Stock Option Plan, Incentive Stock Option Agreement, filed as
                        Exhibit 10.12 to Form 10-KSB (File No. 000-25128)

      Exhibit 10.13 Merger Agreement between First Sterling Banks, Inc. and Georgia Bancshares, Inc., dated December 30, 1998, (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus filed as part of Registration Statement on Form S-4 (File No. 333-70623)

      Exhibit 10.14 Employment Agreement dated January 5, 1998, between The Eastside Bank & Trust Company and Christopher H. Burnett, attached as Exhibit 10.14

      Exhibit 22.1 Subsidiaries of First Sterling Banks, Inc., include: The Westside Bank & Trust Company, Kennesaw, Georgia, and The Eastside Bank & Trust Company, Snellville, Georgia

      (b)      Reports on Form 8-K

               The Company filed a Form 8-K, on October 6, 1998 announcing the signing of a non-binding letter of intent to merge Georgia Bancshares into First Sterling Banks, Inc.

      SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST STERLING BANKS, INC.
                                  (Registrant)


      By: /s/ Edward C. Milligan                Date:         March 30, 1999
      -----------------------------------            -----------------------
      Edward C. Milligan, President
      Chief Executive Officer and Chairman

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      By: /s/ Barbara J. Bond                   Date:         March 30, 1999
      -----------------------------------            -----------------------
      Barbara J. Bond, Secretary/Treasurer,
      Principal Financial and Accounting Officer


      By: /s/ P. Harris Hines                   Date:         March 30, 1999
      -----------------------------------            -----------------------
      P. Harris Hines, Director


      By: /s/ Harry L. Hudson, Jr.              Date:         March 30, 1999
      -----------------------------------            -----------------------
      Harry L. Hudson, Jr., Director


      By: /s/ John S. Thibadeau, Jr.            Date:         March 30, 1999
      -----------------------------------            -----------------------
      John S. Thibadeau, Jr., Director


      By: /s/ Benjamin H. Wofford               Date:         March 30, 1999
      -----------------------------------            -----------------------
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

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1998

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

INDEPENDENT AUDITOR'S REPORT ....................................           F-2

FINANCIAL STATEMENTS

   Consolidated balance sheets ..................................           F-3
   Consolidated statements of income ............................           F-4
   Consolidated statements of comprehensive income ..............           F-5
   Consolidated statements of stockholders' equity ..............   F-6 and F-7
   Consolidated statements of cash flows ........................   F-8 and F-9
   Notes to consolidated financial statements ...................   F-10 - F-35

                        [LETTERHEAD OF MAULDIN & JENKINS]

                          INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------

To the Board of Directors
First Sterling Banks, Inc. and Subsidiaries
Kennesaw, Georgia

            We have audited the accompanying consolidated balance sheets of First Sterling Banks, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Sterling Banks, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                /s/ MAULDIN & JENKINS, LLC


Atlanta, Georgia
February 4, 1999

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                      Assets                                1998              1997
                                                       -------------    -------------
Cash and due from banks                                $   6,996,921    $   7,651,995
Interest-bearing deposits in banks                            31,283          130,815
Federal funds sold and securities purchased
    under resell agreements                               17,563,000       27,485,000
Securities available-for-sale                             34,679,055       18,963,075
Securities held-to-maturity, fair value
    of $-- and $2,238,285                                         --        2,248,974

Loans                                                    135,625,009      106,729,770
Less allowance for loan losses                             1,626,699        1,379,678
                                                       -------------    -------------
          Loans, net                                     133,998,310      105,350,092
                                                       -------------    -------------
Premises and equipment                                     5,838,761        5,106,983
Other assets                                               2,019,804        2,104,301
                                                       -------------    -------------

          Total assets                                 $ 201,127,134    $ 169,041,235
                                                       =============    =============
       Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand                         $  27,740,577    $  21,028,926
    Interest-bearing demand                               50,639,152       49,227,141
    Savings                                               10,030,091        7,320,138
    Time, $100,000 and over                               24,894,579       21,521,500
    Other time                                            68,123,529       52,224,917
                                                       -------------    -------------
          Total deposits                                 181,427,928      151,322,622
Securities sold under repurchase agreements                  593,962          354,061
Other liabilities                                            927,865        1,244,142
                                                       -------------    -------------
          Total liabilities                              182,949,755      152,920,825
                                                       -------------    -------------
Commitments and contingent liabilities

Stockholders' equity
    Common stock, no par value; 10,000,000 shares
        authorized; 2,766,644 and 2,757,330 issued
        at amount paid in, respectively                   12,416,033       12,350,404
    Retained earnings                                      6,655,054        4,696,598
    Accumulated other comprehensive income                   140,167          107,283
    Treasury stock, 131,500 shares                        (1,033,875)      (1,033,875)
                                                       -------------    -------------
          Total stockholders' equity                      18,177,379       16,120,410
                                                       -------------    -------------

          Total liabilities and stockholders' equity   $ 201,127,134    $ 169,041,235
                                                       =============    =============

See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                             1998             1997
                                                       -------------    -------------
Interest income
    Loans                                              $  12,215,217    $  10,026,825
    Taxable securities                                     1,277,044        1,234,173
    Nontaxable securities                                    224,366          184,001
    Deposits in banks                                          2,963            5,900
    Federal funds sold and securities purchased
        under resell agreements                            1,468,865        1,855,646
                                                       -------------    -------------
          Total interest income                           15,188,455       13,306,545
                                                       -------------    -------------
Interest expense
    Deposits                                               6,548,954        5,543,230
    Federal funds purchased and securities sold
        under repurchase agreements                           25,395           18,332
                                                       -------------    -------------
          Total interest expense                           6,574,349        5,561,562
                                                       -------------    -------------
          Net interest income                              8,614,106        7,744,983
Provision for loan losses                                    298,000          444,342
                                                       -------------    -------------
          Net interest income after provision
             for loan losses                               8,316,106        7,300,641
                                                       -------------    -------------
Other income
    Service charges on deposit accounts                      434,282          389,948
    Net realized losses on sales of securities
      available-for-sale                                          --             (600)
    Gains on sale of loans                                   159,448          279,002
    Other operating income                                   457,040          371,157
                                                       -------------    -------------
          Total other income                               1,050,770        1,039,507
                                                       -------------    -------------
Other expense
    Salaries and employee benefits                         3,241,764        2,993,762
    Equipment expenses                                       290,785          316,728
    Occupancy expenses                                       269,549          311,795
    Other operating expenses                               1,864,808        1,431,002
                                                       -------------    -------------
          Total other expenses                             5,666,906        5,053,287
                                                       -------------    -------------
          Income before income taxes                       3,699,970        3,286,861

Income tax expense                                         1,228,776        1,120,194
                                                       -------------    -------------
          Net income                                   $   2,471,194    $   2,166,667
                                                       =============    =============
Basic earnings per common share                        $        0.94    $        0.83
                                                       =============    =============
Diluted earnings per common share                      $        0.86    $        0.78
                                                       =============    =============

See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                          1998         1997
                                                                      ----------   ----------
Net income                                                            $2,471,194   $2,166,667
                                                                      ----------   ----------
Other comprehensive income :

    Unrealized gains on securities available-for-sale:

        Unrealized holding gains arising during period,
            net of tax of $16,473 and $33,882, respectively               32,884       69,576

         Reclassification adjustment for losses realized
            in net income, net of tax (benefits) of $-- and $(204),
            respectively                                                    --            396
                                                                      ----------   ----------
Other comprehensive income                                                32,884       69,972
                                                                      ----------   ----------

Comprehensive income                                                  $2,504,078   $2,236,639
                                                                      ==========   ==========

See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                          COMMON STOCK
                                                   -----------------------------
                                                                      AMOUNT
                                                      SHARES          PAID IN
                                                   ------------    -------------
BALANCE, DECEMBER 31, 1996                            1,355,331     $ 12,142,205
   Net income                                                --               --
   Cash dividends declared, $.17 per share                   --               --
   Exercise of stock options                             23,334          208,199
   Purchase of treasury stock                                --               --
   Other comprehensive income                                --               --
                                                   ------------    -------------
BALANCE, DECEMBER 31, 1997                            1,378,665       12,350,404
   Net income                                                --               --
   Cash dividends declared, $.195 per share                  --               --
   Stock split                                        1,378,665               --
   Exercise of stock options                              9,314           65,629
   Other comprehensive income                                --               --
                                                   ------------    -------------
BALANCE, DECEMBER 31, 1998                            2,766,644     $ 12,416,033
                                                   ------------    -------------
                                                   ------------    -------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  Accumulated
                     Other               Treasury Stock              Total
     Retained     Comprehensive   -----------------------------  Stockholders'
     Earnings        Income         Shares           Cost            Equity
---------------   -------------   -----------   ---------------  ---------------
$    2,977,853    $     37,311        30,750    $     (415,000)  $   14,742,369
     2,166,667              --            --                --        2,166,667
      (447,922)             --            --                --         (447,922)
            --              --            --                --          208,199
            --              --        35,000          (618,875)        (618,875)
            --          69,972            --                --           69,972
---------------   -------------   -----------   ---------------  ---------------
     4,696,598         107,283        65,750        (1,033,875)      16,120,410
     2,471,194              --            --                --        2,471,194
      (512,738)             --            --                --         (512,738)
            --              --        65,750                --               --
            --              --            --                --           65,629
            --          32,884            --                --           32,884
---------------   -------------   -----------   ---------------  ---------------
$    6,655,054    $    140,167       131,500    $   (1,033,875)  $   18,177,379
===============   =============   ===========   ===============  ===============

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                        1998            1997
                                                                ------------    ------------
OPERATING ACTIVITIES
    Net income                                                  $  2,471,194    $  2,166,667
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                 289,399         352,364
        Provision for loan losses                                    298,000         444,342
        Deferred income taxes                                        (41,072)        (67,390)
        Net realized losses on sales of securities
            available-for-sale                                            --             600
        Gains on sale of loans                                      (159,448)       (279,002)
        Proceeds from sale of loans                                1,245,743       2,655,972
        Loans originated for sale                                 (1,132,494)     (4,070,000)
        Increase in interest receivable                             (132,458)        (73,628)
        Increase (decrease) in interest payable                      (24,646)        220,843
        Other operating activities                                   (51,156)        136,866
                                                                ------------    ------------

              Net cash provided by operating activities            2,763,062       1,487,634
                                                                ------------    ------------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                   (25,116,544)    (10,050,881)
    Proceeds from sales of securities available-for-sale                  --         119,400
    Proceeds from maturities of securities available-for-sale      9,451,000      10,212,584
    Proceeds from maturities of securities held-to-maturity        2,248,974       1,249,365
    Net (increase) decrease in Federal funds sold and
        securities purchased under resell agreements               9,922,000      (8,705,000)
    Net (increase) decrease in interest-bearing
        deposits in banks                                             99,532         (17,538)
    Net increase in loans                                        (28,900,019)    (21,797,756)
    Purchase of premises and equipment                            (1,021,177)        (92,154)
                                                                ------------    ------------

              Net cash used in investing activities              (33,316,234)    (29,081,980)
                                                                ------------    ------------
FINANCING ACTIVITIES
    Net increase in deposits                                      30,105,306      30,782,205
    Net increase (decrease) in securities sold under
              repurchase agreements                                  239,901        (251,834)
    Dividends paid                                                  (512,738)       (447,922)
    Proceeds from exercise of stock options                           65,629         208,199
    Purchase of treasury stock                                            --        (618,875)
                                                                ------------    ------------

              Net cash provided by financing activities           29,898,098      29,671,773
                                                                ------------    ------------

Net increase (decrease) in cash and due from banks                  (655,074)      2,077,427

Cash and due from banks at beginning of year                       7,651,995       5,574,568
                                                                ------------    ------------

Cash and due from banks at end of year                          $  6,996,921    $  7,651,995
                                                                ============    ============

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                          1998            1997
                                                        -----------  -----------

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                        $6,598,995   $5,340,719

        Income taxes                                    $1,464,454   $1,257,059

NONCASH TRANSACTION
    Unrealized gains on securities available-for-sale   $  (50,436)  $ (104,059)

See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of Business

                  First Sterling Banks, Inc. (the "Company") is a multi-bank holding company whose business is conducted by its wholly-owned subsidiaries, The Westside Bank & Trust Company and The Eastside Bank & Trust Company, (the "Banks"). The Banks are commercial banks located in Cobb and Gwinnett Counties, Georgia, respectively. The Banks provide a full range of banking services in their primary market areas of Cobb, Gwinnett and surrounding counties. The Eastside Bank & Trust Company has a wholly-owned subsidiary, Eastside Financial Services, Inc., which originates, sells and services loans made under the Small Business Administration (SBA) Program.

            Basis of Presentation

                  The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Cash and Due From Banks

                  Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

                  The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Securities Purchased Under Resell Agreements

                  Securities purchased under resell agreements are recorded at the amounts at which the securities are acquired plus accrued interest. The Company enters into purchases of U. S. Government and agency securities under resell agreements to resell substantially identical securities.

                  The amounts advanced under resell agreements represent short-term loans and are combined with Federal funds sold in the balance sheet. The securities underlying the resell agreements are delivered by appropriate entry into a third-party custodian's account designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. Securities purchased under resell agreements averaged approximately $9,644,000 and $21,759,000 during 1998 and 1997, respectively, and the maximum amounts outstanding at any month-end during 1998 and 1997 was $86,500,000 and $232,000,000, respectively.

            Securities

                  Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity, net of tax. Equity securities without a readily determinable fair value are included in securities available-for-sale and carried at cost.

                  Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

            Loans

                  Loans are carried at their principal amounts outstanding less net deferred loan fees and costs and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

                  Nonrefundable loan fees and certain direct loan origination costs are deferred with the net amount recognized into income over the life of the loans as a yield adjustment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Loans (Continued)

                  The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                  The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

                  A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

            Income Taxes

                  Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Comprehensive Income

                  In 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company has elected to report comprehensive income in a separate financial statement titled "Consolidated Statements of Comprehensive Income". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS No. 130, the financial statements for the prior year have been reclassified to reflect application of the provisions of this statement. The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

            Recent Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2      SECURITIES

            The amortized cost and fair value of securities are summarized as follows:

                                                 Gross          Gross
                                Amortized      Unrealized     Unrealized         Fair
                                  Cost           Gains          Losses           Value
                              ------------   ------------    ------------    ------------
Securities Available-for-Sale
  December 31, 1998:
  U. S. Government and
    agency securities         $ 14,242,351   $     28,549    $    (50,343)   $ 14,220,557
  State and municipal
    securities                   6,479,273        203,134          (4,888)      6,677,519
  Mortgage-backed
    securities                  13,166,038         55,640         (19,299)      13,202,37
  Equity securities                578,600           --              --           578,600
                              ------------   ------------    ------------    ------------
                              $ 34,466,262   $    287,323    $    (74,530)   $ 34,679,055
                              ============   ============    ============    ============

  December 31, 1997:
  U. S. Government and
    agency securities         $  6,230,971   $     23,622    $     (3,050)   $  6,251,543
  State and municipal
    securities                   4,765,041        128,926          (1,101)      4,892,866
  Mortgage-backed
    securities                   7,491,706         27,781         (13,821)      7,505,666
  Equity securities                313,000           --              --           313,000
                              ------------   ------------    ------------    ------------
                              $ 18,800,718   $    180,329    $    (17,972)   $ 18,963,075
                              ============   ============    ============    ============

                                                 Gross          Gross
                                Amortized      Unrealized     Unrealized         Fair
                                  Cost           Gains          Losses           Value
                              ------------   ------------    ------------    ------------
Securities Held-to-Maturity
  December 31, 1997:
  U. S. Government and
    agency securities         $  2,248,974   $       --      $    (10,689)   $  2,238,285
                              ============   ============    ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2      SECURITIES (Continued)

            The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following summary.

                                                          Securities
                                                       Available-for-Sale
                                                   --------------------------
                                                    Amortized       Fair
                                                       Cost         Value
                                                   ------------- ------------

            Due in one year or less                $  1,201,232  $ 1,204,988
            Due from one year to five years           7,705,705    7,763,533
            Due from five to ten years                8,958,108    9,067,598
            Due after ten years                       2,856,579    2,861,957
            Mortgage-backed securities               13,166,038   13,202,379
            Equity securities                           578,600      578,600
                                                   ------------  -----------
                                                   $ 34,466,262  $34,679,055
                                                   ============  ===========

            Securities with a carrying value of $26,731,000 and $15,437,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

            Gross gains and losses on sales of securities available-for-sale consist of the following:

                                                          December 31,
                                                   ------------------------
                                                        1998         1997
                                                   ------------  ----------

               Gross gains                         $       --    $       --
               Gross losses                                --          (600)
                                                   ------------  ----------
               Net realized losses                 $       --    $     (600)
                                                   ============  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3      LOANS AND ALLOWANCE FOR LOAN LOSSES

            The composition of loans is summarized as follows:

                                                         December 31,
                                                 ------------------------------
                                                      1998             1997
                                                 -------------    -------------
Commercial, financial, and agricultural          $  28,124,000    $  24,768,799
Real estate - construction                          33,576,000       35,840,760
Real estate - mortgage                              66,740,000       39,560,475
Consumer instalment and other                        7,478,169        6,946,810
                                                 -------------    -------------
                                                   135,918,169      107,116,844
Deferred loan fees and costs                          (293,160)        (387,074)
Allowance for loan losses                           (1,626,699)      (1,379,678)
                                                 -------------    -------------
Loans, net                                        $133,998,310     $105,350,092
                                                 =============    =============

   Changes in the allowance for loan losses are as follows:

                                                           December 31,
                                                  -----------------------------
                                                      1998              1997
                                                  -----------       -----------
               Balance, beginning of year         $ 1,379,678       $ 1,094,621
                 Provision for loan losses            298,000           444,342
                 Loans charged off                    (68,566)         (188,120)
                 Recoveries of loans previously
                   charged off                         17,587            28,835
                                                  -----------       -----------
               Balance, end of year               $ 1,626,699       $ 1,379,678
                                                  ===========       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3      LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

            The total recorded investment in impaired loans was $39,971 and $41,501 at December 31, 1998 and 1997, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114 ("Accounting by Creditors for Impairment of a Loan") at December 31, 1998 and 1997. The average recorded investment in impaired loans for 1998 and 1997 was $97,177 and $191,133, respectively. Interest income recognized on impaired loans for cash payments received was not material for the years ended December 31, 1998 and 1997.

            The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1998 are as follows:

               Balance, beginning of year                           $5,669,724
                 Advances                                            1,570,804
                 Repayments                                         (1,312,528)
                                                                    -----------
               Balance, end of year                                 $5,928,000
                                                                    ===========

NOTE 4      PREMISES AND EQUIPMENT

            Premises and equipment are summarized as follows:

                                                            December 31,
                                                     -------------------------
                                                          1998          1997
                                                     -----------   -----------

         Land                                        $ 2,184,995   $ 1,470,790
         Buildings                                     3,887,711     3,887,711
         Equipment                                     1,588,765     1,354,770
         Construction in progress, estimated
            cost to complete $1,500,000                   73,415            --
                                                     -----------   -----------
                                                       7,734,886     6,713,271

         Accumulated depreciation                     (1,896,125)   (1,606,288)
                                                     -----------   -----------
                                                     $ 5,838,761   $ 5,106,983
                                                     ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5      DEPOSITS

            At December 31, 1998, the scheduled maturities of time deposits are as follows:

                1999                                               $ 69,455,690
                2000                                                 14,586,483
                2001                                                  6,237,037
                2002                                                    765,535
                2003                                                  1,854,049
                Thereafter                                              119,314
                                                                   ------------
                                                                   $ 93,018,108
                                                                   ============

NOTE 6      EMPLOYEE BENEFIT PLANS

            The Company has a 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense during 1998 and 1997 amounted to $52,951 and $47,044, respectively.

            The Company implemented deferred compensation agreements in 1997 for certain of its key officers. Amounts charged to expense under these agreements totaled $24,000 and $67,456 for the years ended at December 31, 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7      STOCK OPTIONS

            The Company has two incentive stock option plans with 423,000 shares of common stock reserved for options to key employees. At December 31, 1998, 140,690 common stock options were available to grant under these plans.

            The Company also reserved 237,370 shares of common stock for options to directors. At December 31, 1998, there were no options available to grant under this plan.

            Option prices under these plans are equal to the fair value of the Company's common stock on the date of the grant. The options expire in ten years from date of grant. Other pertinent information related to the options is as follows:

                                                      December 31,
                                          ---------------------------------------
                                                 1998                1997
                                          -------------------  ------------------
                                                     Weighted-           Weighted-
                                                     Average              Average
                                                     Exercise             Exercise
                                           Number     Price     Number     Price
                                          --------  ---------  --------   -------
Under option, beginning of year            452,096    $ 6.44    347,530    $ 4.96
   Granted                                  43,010     13.98    157,900      9.11
   Exercised                                (9,314)     7.05    (46,668)     4.46
   Terminated                              (29,894)     9.80     (6,666)     6.50
                                          --------             --------
Under option, end of year                  455,898      6.92    452,096      6.44
                                          ========             ========

Exercisable, end of year                   395,599      6.13    371,530      5.92
                                          ========             ========

Weighted-average fair value of
  options granted during the year             5.65                 5.02
                                          ========             ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7      STOCK OPTIONS (Continued)

                                   Under Option, End of Year
               -------------------------------------------------------------
                                                                  Weighted-
                                                                   Average
                                                    Weighted-     Remaining
                                                    Average      Contractual
                                 Range of           Exercise       Life in
                Number            Prices             Price          Years
               ----------     ----------------     ----------    -----------

                 218,490      $   3.95 - 5.29      $    4.55          6
                 198,958      $   6.20 - 9.25      $    8.15          8
                  38,450      $ 12.50 - 16.50      $   13.95         10
               ---------
                 455,898
               =========

                            Options Exercisable, End of Year
               -------------------------------------------------------------

                 218,490      $   3.95 - 5.29      $    4.55          6
                 177,109      $   6.20 - 9.25           8.08          8
               ---------
                 395,599
               =========

            As permitted by SFAS No. 123 ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1998 and 1997. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows:

                                                     December 31, 1998
                                            -----------------------------------
                                                           Basic
                                                         Earnings     Diluted
                                               Net          Per       Earnings
                                             Income        Share     Per Share
                                            ----------   ---------   ----------

           As reported                      $2,471,194   $    0.94   $     0.86
           Stock-based compensation,
              net of related tax effect        (28,846)      (0.01)       (0.01)
                                            ----------   ---------   ----------
           As adjusted                      $2,442,348   $    0.93   $     0.85
                                            ==========   =========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7      STOCK OPTIONS (Continued)

                                                    December 31, 1997
                                            -----------------------------------
                                                           Basic
                                                         Earnings     Diluted
                                               Net          Per       Earnings
                                             Income        Share     Per Share
                                            ----------   ---------   ----------

           As reported                      $2,166,667   $    0.83   $     0.78
           Stock-based compensation,
              net of related tax effect       (162,391)      (0.06)       (0.06)
                                            ----------   ---------   ----------
           As adjusted                      $2,004,276   $    0.77   $     0.72
                                            ==========   =========   ==========

            The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following weighted-average assumptions:

                                                                  December 31,
                                                               -----------------
                                                                1998      1997
                                                               --------  -------

                Risk-free interest rate                          5.12%    5.97%
                Expected life of the options                   7 years   7 years
                Expected dividends (as a percent of
                 the fair value of the stock)                    1.71%    1.98%
                Volatility                                      37.79%   18.50%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8      INCOME TAXES

            Income tax expense consists of the following:

                                                              December 31,
                                                       -------------------------
                                                           1998          1997
                                                       -----------   -----------

                Current                                $1,269,848    $1,187,584
                Deferred                                  (41,072)      (67,390)
                                                       -----------   -----------
                         Income tax expense            $1,228,776    $1,120,194
                                                       ===========   ===========

            The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                   December 31,
                            ---------------------------------------------------------
                                        1998                           1997
                            --------------------------     --------------------------
                               Amount        Percent          Amount         Percent
                            -----------    -----------     -----------    -----------
Income taxes at statutory
 rate                       $ 1,257,990             34%    $ 1,117,531             34%
  Tax-exempt interest           (75,555)            (2)        (61,943)            (2)
  State income taxes             86,780              3          52,663              1
  Other items, net              (40,439)            (2)         11,943             --
                            -----------    -----------     -----------    -----------
Income tax expense          $ 1,228,776             33%    $ 1,120,194             33%
                            ===========    ===========     ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8      INCOME TAXES (Continued)

            The components of deferred income taxes are as follows:

                                                            December 31,
                                                      ------------------------
                                                          1998          1997
                                                      ----------   -----------
         Deferred tax assets:
           Loan loss reserves                         $  396,103   $   359,239
           Deferred loan fees and costs                   90,770       127,776
                                                      ----------   -----------
                                                         486,873       487,015
                                                      ----------   -----------
         Deferred tax liabilities:
           Depreciation                                   60,558        78,260
           Securities available-for-sale                  71,547        55,074
           Other                                          35,316        58,828
                                                      ----------   -----------
                                                         167,421       192,162
                                                      ----------   -----------

         Net deferred tax assets                      $  319,452   $   294,853
                                                      ==========   ===========

NOTE 9      EARNINGS PER COMMON SHARE

            The following is a reconciliation of net income and weighted-average shares outstanding used in determining basic and diluted earnings per common share (EPS):

                                              Year Ended December 31, 1998
                                        ----------------------------------------
                                           Net      Weighted-Average  Per share
                                          Income         Shares         Amount
                                        -----------   -------------   ----------

             Basic EPS                  $ 2,471,194      2,628,868    $     0.94
                                                                      ==========
             Effect of Dilutive
               Securities
               Stock options                     -         247,016
                                        -----------   ------------
             Diluted EPS                $ 2,471,194      2,875,884    $     0.86
                                        ===========   ============    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9      EARNINGS PER COMMON SHARE (Continued)

                                              Year Ended December 31, 1997
                                         ---------------------------------------
                                            Net      Weighted-Average  Per share
                                           Income         Shares        Amount
                                         -----------   -------------   ---------

             Basic EPS                   $ 2,166,667      2,608,212    $    0.83
                                                                       =========
             Effect of Dilutive
               Securities Stock options           --        165,234
                                         -----------   ------------
             Diluted EPS                 $ 2,166,667      2,773,446    $    0.78
                                         ===========   ============    =========

NOTE 10      COMMITMENTS AND CONTINGENT LIABILITIES

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

            The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                           December 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------   ------------

         Commitments to extend credit                $42,951,000   $ 35,017,000
         Standby letters of credit                       436,000        384,000
                                                     -----------   ------------
                                                     $43,387,000   $ 35,401,000
                                                     ===========   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10     COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

            Year 2000 Disclosures

            The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the year "2000" could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruptions. The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that, with modifications to its computer systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that; (1) the modifications and conversions will remedy all deficiencies, (2) failure of any of the Company's systems will not have a material impact on operations, or
            (3) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11.    CONCENTRATIONS OF CREDIT

            The Company originates primarily commercial, residential, and consumer loans to customers in Cobb and Gwinnett Counties and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

            Seventy-four percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market areas. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market areas. The other significant concentrations of credit by type of loan are set forth in Note 3.

            The Banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Banks' statutory capital, which amounted to $2,000,000 for The Westside Bank & Trust Company and $1,700,000 for The Eastside Bank & Trust Company.

NOTE 12     REGULATORY MATTERS

            The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, approximately $1,307,000 of retained earnings were available for dividend declaration without regulatory approval.

            The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Company and the Banks meet all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12     REGULATORY MATTERS (Continued)

            As of December 31, 1998, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

            The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                         To Be Well
                                                                        Capitalized
                                                                           Under
                                                                           Prompt
                                                        For Capital      Corrective
                                                         Adequacy          Action
                                       Actual            Purposes        Provisions
                                  -----------------  ----------------- ---------------
                                  Amount    Ratio    Amount    Ratio   Amount   Ratio
                                  --------  -------  -------- -------- -------  ------
                                                (Dollars in Thousands)
                                  ----------------------------------------------------
             As of December 31,
              1998:
             Total Capital
               (to Risk Weighted
               Assets):
               Consolidated       $ 19,663  12.19%   $12,908    8.00%  $16,135   10.00%
               Westside           $ 10,727  13.35%   $ 6,428    8.00%  $ 8,035   10.00%
               Eastside           $ 8,668   10.69%   $ 6,488    8.00%  $ 8,110   10.00%
             Tier I Capital
               (to Risk Weighted
               Assets):
               Consolidated       $ 18,037  11.18%   $ 6,454    4.00%  $ 9,681   6.00%
               Westside           $ 9,911   12.34%   $ 3,214    4.00%  $ 4,821   6.00%
               Eastside           $ 7,858    9.69%   $ 3,244    4.00%  $ 4,866   6.00%
             Tier I Capital
               (to Average
               Assets):
               Consolidated       $ 18,037   9.01%   $ 8,012    4.00%  $10,015   5.00%
               Westside           $ 9,911    8.75%   $ 4,529    4.00%  $ 5,661   5.00%
               Eastside           $ 7,858    9.02%   $ 3,483    4.00%  $ 4,354   5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12      REGULATORY MATTERS (Continued)

                                                                        To Be Well
                                                                        Capitalized
                                                                          Under
                                                                          Prompt
                                                      For Capital       Corrective
                                                        Adequacy          Action
                                       Actual           Purposes        Provisions
                                  -----------------  ---------------- ----------------
                                  Amount    Ratio    Amount   Ratio   Amount   Ratio
                                  -------- --------  -------- ------- -------- -------
                                                (Dollars in Thousands)
                                  ----------------------------------------------------
             As of December 31,
              1997:
             Total Capital
               (to Risk Weighted
               Assets):
               Consolidated       $17,393   13.90%   $10,009   8.00%   $12,511  10.00%
               Westside           $ 9,501   13.92%   $ 5,460   8.00%   $ 6,825  10.00%
               Eastside           $ 7,596   13.37%   $ 4,546   8.00%   $ 5,683  10.00%
             Tier I Capital
               (to Risk Weighted
               Assets):
               Consolidated       $16,013   12.80%   $ 5,005   4.00%   $ 7,507   6.00%
               Westside           $ 8,684   12.73%   $ 2,730   4.00%   $ 4,095   6.00%
               Eastside           $ 7,033   12.38%   $ 2,273   4.00%   $ 3,410   6.00%
             Tier I Capital
               (to Average
               Assets):
               Consolidated       $16,013    6.52%   $ 9,824   4.00%  $ 12,280   5.00%
               Westside           $ 8,684    5.03%   $ 6,903   4.00%   $ 8,629   5.00%
               Eastside           $ 7,033    9.63%   $ 2,921   4.00%   $ 3,651   5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13     FAIR VALUE OF FINANCIAL INSTRUMENTS

            The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

      Cash, Due From Banks, Interest-Bearing Deposits in Banks, Federal Funds Sold, and Securities Purchased Under Resale Agreements:

            The carrying amounts of cash, due from banks, interest-bearing deposits in banks, Federal funds sold, and securities purchased under resell agreements approximate their fair value.

      Securities:

            Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair value.

      Loans:

            For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

      Deposits:

            The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

            The estimated fair values of the Company's financial instruments were as follows:

                               December 31, 1998             December 31, 1997
                          ---------------------------   ---------------------------
                            Carrying        Fair          Carrying        Fair
                             Amount         Value          Amount         Value
                          ------------   ------------   ------------   ------------
Financial assets:
  Cash and due from
    banks,
    interest-bearing
    deposits in
    banks , Federal
    funds sold
    and securities
    purchased
    under resell
    agreements            $ 24,591,204   $ 24,591,204   $ 35,267,810   $ 35,267,810
  Securities
    available-for-sale      34,679,055     34,679,055     18,963,075     18,963,075
  Securities
    held-to-maturity                --             --      2,248,974      2,238,285
  Loans                    133,998,310    135,630,724    105,350,092    106,584,761
  Accrued interest
    receivable               1,059,549      1,059,549        927,091        927,091

Financial liabilities:
  Deposits                 181,427,928    182,515,590    151,322,622    151,548,714
  Securities sold under
    repurchase
    agreements                 593,962        593,962        354,061        354,061
  Accrued interest
    payable                    577,451        577,451        602,097        602,097

NOTE 14     BUSINESS COMBINATION

            On December 30, 1998, the Company entered into a Merger Agreement with Georgia Bancshares, Inc. ("GBI") of Tucker, Georgia. Under this agreement, GBI will merge with and into the Company. Immediately prior to the consummation of the merger, the Company intends to declare a 28.58% stock dividend payable to Company stockholders. Upon consummation of the merger, each share of GBI stock will be converted into and exchanged for the right to receive one share of Company common stock. Consummation is subject to certain conditions, including regulatory and stockholder approval.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15     SUPPLEMENTAL FINANCIAL DATA

            Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                                                            December 31,
                                                      ------------------------
                                                          1998          1997
                                                      ----------    ----------
         Other income:
            SBA commission income                     $  159,625    $  171,465
            Mortgage origination fee income              216,880        69,366
         Other expense:
            Data processing                              254,754       212,179
            Directors fees                               253,450       182,400

NOTE 16     PARENT COMPANY FINANCIAL INFORMATION

            The following information presents the condensed balance sheets, statements of income, and cash flows of First Sterling Banks, Inc. as of and for the years ended December 31, 1998 and 1997:

                            CONDENSED BALANCE SHEETS

                                                         1998           1997
                                                     ------------   -----------
         Assets

           Cash                                      $   195,139    $   274,125
           Investment in subsidiaries                 17,959,940     15,824,662
           Other assets                                   22,300         46,623
                                                     -----------    -----------

                  Total assets                       $18,177,379    $16,145,410
                                                     ===========    ===========

         Liabilities                                 $         -    $   25,000

         Stockholders' equity                         18,177,379     16,120,410
                                                     -----------    -----------

         Total liabilities and stockholders' equity  $18,177,379    $16,145,410
                                                     ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16     PARENT COMPANY FINANCIAL INFORMATION (Continued)

                         CONDENSED STATEMENTS OF INCOME

                                                          1998          1997
                                                      -----------   -----------

         Income, dividends from subsidiaries          $   512,738   $ 1,171,695
                                                      -----------   -----------

         Expenses
           Merger expenses                                 27,697            --
           Legal and professional                          22,381        24,338
           Other expense                                  180,946       180,663
                                                      -----------   -----------
                  Total expenses                          231,024       205,001
                                                      -----------   -----------
                  Income before income tax benefits
                    and equity in undistributed
                    income of subsidiaries                281,714       966,694

         Income tax benefits                              (87,188)      (70,366)
                                                      -----------   -----------

                  Income before equity in
                    undistributed income
                    of subsidiaries                       368,902     1,037,060

         Equity in undistributed income of
           subsidiaries                                 2,102,292     1,129,607
                                                      -----------   -----------

                  Net income                          $ 2,471,194   $ 2,166,667
                                                      ===========   ===========

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16     PARENT COMPANY FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                         1998          1997
                                                      -----------   -----------

       OPERATING ACTIVITIES
         Net income                                   $ 2,471,194   $ 2,166,667
         Adjustments to reconcile net income to net
           cash provided by operating activities:
           Undistributed income of subsidiaries        (2,102,292)   (1,129,607)
           Other operating activities                        (779)       15,988
                                                      -----------   -----------
                Net cash provided by operating
                  activities                              368,123     1,053,048
                                                      -----------   -----------

       FINANCING ACTIVITIES
         Dividends paid                                  (512,738)     (447,922)
         Proceeds from exercise of stock options           65,629       208,199
         Purchase of treasury stock                            --      (618,875)
                                                      -----------   -----------
                Net cash used in financing
                  activities                             (447,109)     (858,598)
                                                      -----------   -----------

       Net increase (decrease) in cash                    (78,986)      194,450

       Cash at beginning of year                          274,125        79,675
                                                      -----------   -----------

       Cash at end of year                            $   195,139   $   274,125
                                                      ===========   ===========

NOTE 17     COMMON STOCK SPLIT

            On February 25, 1998, the Company declared a two-for-one common stock split payable on March 30, 1998 to stockholders of record on March 16, 1998. The number of shares issued after the split is 2,757,330, which is reflected in the number of issued shares of common stock on the balance sheet. The basic and diluted earnings per common share for the year ended December 31, 1997 has been adjusted for the increased number of shares of common stock after giving effect to the stock split.