Form 10QSB
period 1999-03-31
FIRST STERLING BANKS INC
filed 1999-05-13
CIK 922244

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark One

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

    ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        -------------    ---------------

                        Commission File Number: 000-25128

                           First Sterling Banks, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Georgia                                                               58-2104977
--------------------------------------------------------------------------------
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                            Identification No.)


                              Post Office Box 2147
                             Marietta, Georgia 30061
--------------------------------------------------------------------------------
                    (Address of principal executive officers)

                                  770-499-2265
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


                         Westside Financial Corporation
                                 P. O. Box 2147
                               Marietta, GA 30061
--------------------------------------------------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1999 2,635,144
                             ---------

                           FIRST STERLING BANKS, INC.


                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
Part I.  Financial Information

                  Consolidated Balance Sheet
                     March 31,1999                                                                     3

                  Consolidated Statements of Income
                     Three Months Ended March 31, 1999 and 1998                                        4

                  Consolidated Statements of Comprehensive Income
                     Three Months Ended March 31, 1999 and 1998                                        5

                  Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 1999 and 1998                                        6

                  Notes to Consolidated Financial Statements                                         7-8

                  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                   9-12


Part II.  Other Information

                  Item 6.  Exhibits and Reports on Form 8-K                                          12

                  Signatures                                                                         13

                         PART I - FINANCIAL INFORMATION

                           FIRST STERLING BANKS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999
                                   (Unaudited)


                                                                            March 31,            December 31,
                                                                              1999                  1998
                                                                            ---------            ------------
ASSETS

Cash and due from banks                                                  $       8,156,340       $        6,996,921
Interest-bearing deposit in banks                                                   17,586                   31,283
Investment securities available for
   sale, at estimated market value                                              33,891,733               34,679,055
Federal funds sold and securities purchased
   under agreement to resell                                                     7,580,000               17,563,000
Loans                                                                          154,304,696              135,625,009
Less allowance for loan losses                                                   1,762,558                1,626,699
                  Loans, net                                                   152,542,138              133,998,310
Premises and equipment, net                                                      6,134,331                5,838,761
Other real estate owned                                                            134,900                  279,326
Other assets                                                                     2,120,037                1,740,478
                                                                         -----------------       ------------------
                  Total assets                                           $     210,577,065       $      201,127,134
                                                                         -----------------       ------------------
                                                                         -----------------       ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                                $      28,438,004       $       27,740,577
   Interest-bearing demand                                                      55,521,782               50,639,152
   Savings                                                                      10,363,402               10,030,091
   Certificates of deposit                                                      95,702,670               93,018,108
                                                                         -----------------       ------------------
                  Total deposits                                               190,025,858              181,427,928
Federal funds purchased and securities sold
   under agreement to repurchase                                                 1,039,496                  593,962
Other liabilities                                                                1,129,285                  927,865
                                                                         -----------------       ------------------
                  Total liabilities                                            192,194,639              182,949,755
                                                                         -----------------       ------------------

STOCKHOLDERS' EQUITY
Common stock, 10,000,000 shares authorized;
   2,766,644 shares issued at amount paid in                                    12,416,033               12,416,033
Retained earnings                                                                7,111,154                6,655,054
Less cost of 131,500 shares of treasury stock                                   (1,033,875)              (1,033,875)
Accumulated other comprehensive income (loss)                                     (110,886)                 140,167
                                                                         -----------------       ------------------
                  Total stockholders' equity                                    18,382,426               18,177,379
                                                                         -----------------       ------------------

                  Total liabilities and stockholders
                      equity                                             $     210,577,065       $      201,127,134
                                                                         -----------------       ------------------
                                                                         -----------------       ------------------

                           FIRST STERLING BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                  March
                                                                        1999                   1998
                                                                  ---------------------------------------
INTEREST INCOME
Interest and fees on loans                                        $      3,409,184       $      2,916,351
Interest on investment securities:
   Taxable                                                                 437,702                267,529
   Nontaxable                                                               64,999                 52,358
Interest on Federal funds sold                                             113,903                232,392
Interest on securities purchased under
   agreement to resell                                                       1,727                 58,736
Interest on interest-bearing deposits                                          333                  1,419
                                                                  ----------------       ----------------
      Total interest income                                              4,027,848              3,528,785

INTEREST EXPENSE
Interest on deposits                                                     1,672,927              1,526,689
Interest on federal funds purchased
   and securities sold under agreement
   to repurchase                                                             9,149                  3,903
                                                                  ----------------       ----------------
      Total interest expense                                             1,682,076              1,530,592
                                                                  ----------------       ----------------

NET INTEREST INCOME                                                      2,345,772              1,998,193

PROVISION FOR LOAN LOSSES                                                  150,000                 51,000
                                                                  ----------------       ----------------
Net interest income after
   provision for loan losses                                             2,195,772              1,947,193
                                                                  ----------------       ----------------

OTHER OPERATING INCOME
Service charges on deposit accounts                                        118,283                103,408
Gain on sale of loans                                                        7,114                 76,596
Mortgage Origination fees                                                   48,444                 58,232
Loss on other real estate owned                                              --                   (50,744)
Other income                                                                48,009                 47,551
                                                                  ----------------       ----------------
      Total other income                                                   221,850                235,043
                                                                  ----------------       ----------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                                       785,365                773,792
Occupancy and equipment expenses                                           143,915                139,969
Stationery and supplies                                                     39,362                 33,662
Audit and accounting                                                        23,794                 25,100
Directors fees                                                              64,250                 64,250
Merger expenses                                                            128,775                  --
Other operating expense                                                    277,005                315,563
                                                                  ----------------       -----------------
      Total operating expenses                                           1,462,466              1,352,336
                                                                  ----------------       -----------------

Income before income taxes                                                 955,156                829,900

APPLICABLE INCOME TAXES                                                    367,299                268,042
                                                                  ----------------       -----------------

NET INCOME                                                        $        587,857       $        561,858
                                                                  ----------------       -----------------
Basic earnings per common share                                   $           0.22       $           0.21
                                                                  ----------------       -----------------
                                                                  ----------------       -----------------
Diluted earnings per common share                                 $           0.20       $           0.20
                                                                  ----------------       -----------------
                                                                  ----------------       -----------------
Cash dividends per share of common stock                          $            .05       $            .045
                                                                  ----------------       -----------------
                                                                  ----------------       -----------------

                           FIRST STERLING BANKS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                     March
                                                                         1999                   1998
                                                                  ----------------------------------------

NET INCOME                                                        $        587,857       $        561,858

OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gains (losses) on securities
   available for sale                                                     (251,053)                   766
                                                                  -----------------      ----------------

COMPREHENSIVE INCOME                                              $        336,804       $        562,624
                                                                  -----------------      ----------------
                                                                  -----------------      ----------------

                           FIRST STERLING BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                  1999                      1998
                                                                                  ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $       587,857           $        561,858
                                                                         ---------------           ----------------
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization                                                     77,169                     72,256
Provision for loan losses                                                        150,000                     51,000
Gain on sale of loans                                                              7,114                     76,596
Increase in interest receivable                                                  (72,769)                   (13,297)
Decrease in interest payable                                                     (29,341)                  (102,638)
Other prepaids, deferrals and accruals,net                                      (263,730)                   (19,677)
                                                                         ---------------           ----------------
     Total adjustments                                                          (131,557)                    64,240
                                                                         ---------------           ----------------
     Net cash provided by operating activities                                   456,300                    626,098
                                                                         ---------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available
   for sale                                                                    5,642,955                      --
Proceeds from maturities of securities held
   to maturity                                                                      --                    1,617,502
Proceeds from sale of loans                                                       40,781                    673,400
Purchase of investment securities available
   for sale                                                                   (4,835,174)                (5,602,547)
Net decrease in federal funds sold                                             9,983,000                  7,775,000
Net increase in loans                                                        (18,809,999)                (5,523,061)
Acquisitions of other real estate                                                144,426                    135,658
Capital expenditures                                                            (374,640)                   (39,301)
                                                                         ---------------           ----------------
     Net cash used in investing activities                                    (8,208,651)                  (963,349)
                                                                         ---------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                       8,597,930                    188,124
Net increase (decrease) in securities sold
   under agreement to repurchase                                                 445,597                   (182,565)
Dividend payments                                                               (131,757)                  (118,243)
Sale of common stock                                                                --                       11,700
                                                                         ---------------           ----------------
     Net cash provided by (used in)
       financing activities                                                    8,911,770                   (100,984)
                                                                         ---------------           ----------------

Net increase (decrease) in cash and due from banks
   and due from banks                                                          1,159,419                   (438,235)

Cash and due from banks at beginning of year                                   6,996,921                  7,651,995
                                                                         ---------------           ----------------


Cash and due from banks at end of period                                 $     8,156,340           $      7,213,760
                                                                         ---------------           ----------------
                                                                         ---------------           ----------------

                           FIRST STERLING BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


Note 1.  BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements for First Sterling Banks, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

                  The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

Note 2.           CURRENT ACCOUNTING DEVELOPMENTS

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

Note 3.  EARNINGS PER COMMON SHARE

                  The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                                          THREE MONTHS ENDED MARCH 31, 1999
-------------------------------------------------------------------------------------------------------------------
                                                      Net                  Weighted
                                                    Income              Average Shares           Per Share
                                                 (Numerator)            (Denominator)              Amount
-------------------------------------------------------------------------------------------------------------------

Basic EPS                                         $     587,857              2,635,144             $  0.22
-------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities
    Stock Options                                                              235,746
-------------------------------------------------------------------------------------------------------------------

Diluted EPS                                       $     587,857              2,870,890             $  0.20
-------------------------------------------------------------------------------------------------------------------



                                                          THREE MONTHS ENDED MARCH 31, 1998
-------------------------------------------------------------------------------------------------------------------
                                                      Net                  Weighted
                                                    Income              Average Shares           Per Share
                                                 (Numerator)            (Denominator)              Amount
-------------------------------------------------------------------------------------------------------------------

Basic EPS                                         $     561,858              2,626,350             $  0.21
-------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities
    Stock Options                                                              254,647
-------------------------------------------------------------------------------------------------------------------

Diluted EPS                                       $     561,858              2,880,997             $  0.20
-------------------------------------------------------------------------------------------------------------------



Note 4.  MERGER WITH GEORGIA BANCSHARES

         On September 29, 1998, following several discussions, the board of directors of First Sterling and Georgia Bancshares executed a non-binding letter of intent to merge the two bank holding companies. After negotiations and due diligence investigations, the First Sterling board of directors and the Georgia Bancshares board of directors unanimously approved the Merger Agreement in December 1998. The merger was unanimously approved by the shareholders of First Sterling and Georgia Bancshares at separate meetings on March 16, 1999. All regulatory approvals have been received and the merger was consummated on April 23, 1999.

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

FORWARD-LOOKING STATEMENTS

         This review contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting First Sterling's operations, markets and products. Without limiting the foregoing, the words "believes" "anticipates", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced First Sterling's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii)non-achievement of expected growth (iii) less favorable than anticipated changes in national and local business environment and securities markets (iv) adverse changes in the regulatory requirements affecting First Sterling (v) greater competitive pressures among financial institutions in First Sterling's market (vi) Delay and or increase in costs in achieving year 2000 compliance and (vii) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in First Sterling's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for 1998.

FINANCIAL CONDITION

         The Company's total assets have increased $9,449,931 or 4.70% since December 1998. Total loans have increased 13.77% or $18,679,698 since December 1998; the growth in loans has been funded through a reduction of $9,983,000 in overnight federal funds sold and an increase in deposits of 4.73% or $8,597,930.

         Return on average equity for the three months ended March 31, 1999 was 12.98% on average equity of $18,363,062. This compares to 13.90% on average equity of $16,389,587 for the same period in 1998.

         Return on average assets for the three months ended March 31, 1999 was 1.17% on average assets of $203,470,870, compared to 1.36% on average assets of $167,333.637 for the same period in 1998.

LIQUIDITY

         As of March 31, 1999, the liquidity ratios of both banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. In addition, Westside is a member of the Federal Home Loan Bank, providing an alternative source of funding and both banks maintain relationships with correspondent banks which could provide funds on short notice, if needed.

CAPITAL

         At March 31, 1999, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Banks compliance with regulatory capital requirements at March 31, 1999:

                                                              Westside Bank             Eastside Bank
                                                              -------------             -------------
         Leverage capital ratio:                                  9.20%                      8.74%

         Risk based capital ratios:
              Core capital                                       11.29%                      9.02%
              Total capital                                      12.24%                     10.03%

ALLOWANCE FOR LOAN LOSS

         The allowance for loan losses totaled $1,762,558 at March 31, 1999, an increase of $135,859 from December 31, 1998. A provision for loan losses is charged to operations based upon the growth of the loan portfolio and management's desire to provide adequately for inherent risk in the loan portfolio. Management intends to continue maintaining an adequate allowance for loan losses in relation to loans outstanding, based on management's evaluation of the loan portfolio under prevailing economic conditions, underlying collateral value securing loans, Year 2000 risk and such other factors as management deems appropriate.

         Activity in the allowance for loan losses for the three month period ended March 31, 1999 and March 31, 1998 follows:

                                                                        March 31,1999            March 31, 1998
                                                                        -------------            --------------
Balance, January 1                                                        $1,626,699               $1,379,678
Provision charged to expense                                                 150,000                   51,000
Net Recoveries(charge-offs)                                                  (14,141)                 (10,614)
                                                                       ---------------          ---------------

Balance March 31                                                          $1,762,558               $1,420,064
                                                                       ---------------          ---------------


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Net income for the quarter ended March 31, 1999 showed a modest increase of $25,999 or 4.63% over the same period in 1998. Core earnings, exclusive of merger expenses were up 27.55% over the same period in 1998. Expenses attributable to the Georgia Bancshares merger totaled $128,775 during the first quarter of 1999. Gains from the sale of SBA loans in the first quarter of 1999 were $7,114 as compared to $76,596 for the same period in 1998.

         Net interest income increased $347,579 or 17.39% over the first quarter of 1998. Average earning assets increased approximately $35,458,263 or 22.98% over the same period in 1998, resulting in a 14.14% increase in interest income. Average interest bearing liabilities increased approximately $27,709,503 or 21.56% over the first quarter of 1998 with an increase in interest expense of $151,484 or 9.90%.

         The provision for loan losses increased $99,000 over the same period in 1998. The provision for the first quarter of 1999 was increased in order to bring the reserve to a level management felt was adequate, given the loan growth the company has experienced. The allowance for loan losses as a percentage of total loans outstanding at March 31, 1999 and December 31, 1998 amounted to 1.14% and 1.20%, respectively.

         Total operating expenses, which includes merger expenses of $128,775, are up $110,130 or 8.14% over the same period in 1998. A reduction of approximately $26,000 in expenses related to carrying and disposing of other real estate and collection expenses, helped to offset increases in other areas.

YEAR 2000 PROJECT

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Major system failures or miscalculations could result from programs having time sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. First Sterling and its subsidiaries rely heavily upon computers for the daily conduct of their business. First Sterling will commit all resources necessary to achieve a satisfactory and timely solution to computer based problems related to the year 2000 and beyond. Year 2000 committees consisting of both management and staff personnel have been established and the project is receiving full support and attention from senior management and the Boards of Directors of both Eastside Bank and Westside Bank. A comprehensive plan which addresses all aspects of the project is in place and work on the project is on schedule.

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

         Testing of all internal mission critical systems is performed in the banks in a test environment that has been established to mirror the banks internal operating systems. Testing of mission critical third party providers is accomplished through the use of proxy testing. All proxy testing from mission critical third party providers is reviewed by bank personnel to determine tests have been performed using the appropriate dates and environment. The testing phase of the project is nearly completed.

         Detailed contingency and business resumption plans are being developed to ensure any interruption in daily operations caused by uncontrollable events will be minimal. The banks are developing plans that will allow them to perform all mission critical functions using alternative equipment or processing manually. Contingency and business resumption plans will also be fully tested by June 30, 1999 to ensure successful operations.

         The company has contacted all major borrowers to determine their potential risk to Y2K problems and assigned a risk code to each borrower, based on Y2K risk and underlying collateral. Having completed this process the adequacy of the loss reserve was reviewed and found to be adequate at this time. New borrowers are evaluated, as appropriate, for Y2K risk during the initial credit review process. Management will continue to monitor those borrowers considered high risk and the adequacy of the loss reserve.

         The company will continue to access the potential liquidity risk with its deposit customers and review the adequacy of available facilities to cover short-term liquidity needs. Additional facilities will be established to cover possible short-term liquidity needs, as appropriate.

         The Company has budgeted approximately $250,000 for Year 2000 expenditures, including computer system replacements and upgrades. To date, the Company has spent approximately $100,000

         The Year 2000 Project will continue to receive the full support and attention from senior management and the Board of Directors of both Eastside Bank and Westside Bank. The project is on schedule and the timetable will allow for an adequate period of thorough testing and modifications, as appropriate, well in advance of the year change.


PART II - OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule

(b)      Report on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST STERLING BANKS, INC.



Date:        May 12, 1998          By:     /s/ Edward C. Milligan
         --------------------             -------------------------------------
                                          Edward C. Milligan, President



Date:        May 12, 1998          By:     /s/ Barbara J. Bond
         --------------------             ------------------------------------
                                          Barbara J. Bond, Secretary
                                          Treasurer