Form 10QSB
period 1999-06-30
FIRST STERLING BANKS INC
filed 1999-08-24
CIK 922244

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark One

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999
                                                 -------------

    ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from           ____________to_______________

                       Commission File Number: 000-25128

                           First Sterling Banks, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Georgia                                                           58-2104977
----------------------------------------------------------------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                        Identification No.)


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


                         Westside Financial Corporation
                                 P.O. Box 2147
                               Marietta, GA 30061
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1999 4,869,491

                                            FIRST STERLING BANKS, INC.


                                      INDEX


                                                                                                 Page No.

Part I.  Financial Information

                  Consolidated Balance Sheets
                     June 30,1999 and December 31, 1998                                                3

                  Consolidated Statements of Income
                     Three Months Ended June 30, 1999 and 1998 and
                        Six Months Ended June 30, 1999 and 1998                                        4

                  Consolidated Statements of Comprehensive Income
                     Three Months Ended June 30, 1999 and 1998 and
                        Six Months Ended June 30, 1999 and 1998                                        5

                  Consolidated Statements of Cash Flows -
                     Six Months Ended June 30, 1999 and 1998                                           6

                  Notes to Consolidated Financial Statements                                         7-8

                  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                   9-12


Part II.  Other Information

                  Item 4.  Submission of Matters to a Vote of Security Holders                       12

                  Item 6.  Exhibits and Reports on Form 8-K                                          12

                  Signatures                                                                         13

                         PART I - FINANCIAL INFORMATION

                           FIRST STERLING BANKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                              June 30,               December 31,
                                                                                1999                     1998
                                                                         -----------------       ------------------
ASSETS

Cash and due from banks                                                  $      11,608,210       $       10,131,534
Interest-bearing deposit in banks                                                  757,198                  205,696
Investment securities available for
   sale, at estimated market value                                              50,974,092               52,107,957
Federal funds sold and securities purchased
   under agreement to resell                                                     8,720,000               20,339,000
Loans                                                                          229,288,483              190,530,256
Less allowance for loan losses                                                   2,760,667                2,367,316
                  Loans, net                                                   226,527,816              188,162,940
Premises and equipment, net                                                      9,545,069                8,628,149
Other real estate owned                                                            387,612                  457,964
Other assets                                                                     4,795,448                3,666,007
                                                                         -----------------       ------------------

                  Total assets                                           $     313,315,445       $      283,699,247
                                                                         -----------------       ------------------
                                                                         -----------------       ------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                                $      42,027,833       $       39,389,101
   Interest-bearing demand                                                      72,712,555               67,153,844
   Savings                                                                      19,018,314               16,414,024
   Certificates of deposit                                                     142,787,054              130,322,597
                                                                         -----------------       ------------------
                  Total deposits                                               276,545,756              253,279,566
Federal funds purchased and securities sold
   under agreement to repurchase                                                 6,283,157                  593,962
Federal Home Loan Bank advances                                                  3,150,000                3,000,000
Other liabilities                                                                1,679,976                1,271,216
                                                                         -----------------       ------------------
                  Total liabilities                                            287,658,889              258,144,744
                                                                         -----------------       ------------------

STOCKHOLDERS' EQUITY
Common stock, 10,000,000 shares authorized;
   5,038,573 shares issued at amount paid in                                    14,836,743               14,754,644
Retained earnings                                                               13,081,409               11,819,417
Less cost of 169,082 shares of treasury stock                                   (1,033,875)              (1,033,875)
Accumulated other comprehensive income (loss)                                   (1,227,721)                  14,317
                                                                         -----------------       ------------------
                  Total stockholders' equity                                    25,656,556               25,554,503
                                                                         -----------------       ------------------


                  Total liabilities and stockholders equity              $     313,315,445       $      283,699,247
                                                                         -----------------       ------------------
                                                                         -----------------       ------------------

                           FIRST STERLING BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended                       Six Months Ended
                                                             June                                  June
                                                   1999                1998                 1999              1998
                                               ---------------------------------       --------------------------------
INTEREST INCOME
Interest and fees on loans                     $   5,309,223      $    4,290,101      $  10,153,485       $   8,401,803
Interest on investment securities:
   Taxable                                           558,458             533,047          1,225,804           1,083,229
   Nontaxable                                        160,919              56,663            225,918             109,021
Interest on Federal funds sold                       113,388             248,644            258,313             539,631
Interest on securities purchased under
   agreement to resell                                   172              30,020              1,899              88,756
Interest on interest-bearing deposits                    293               1,434                626               2,853
                                               -------------      --------------      -------------       -------------
      Total interest income                        6,142,453           5,159,909         11,866,045          10,225,293
                                               -------------      --------------      -------------       -------------

INTEREST EXPENSE
Interest on deposits                               2,478,710           2,216,903          4,806,538           4,472,011
Interest on federal funds purchased
   and securities sold under agreement                23,087               4,654             32,236               8,557
   to repurchase
Interest on FHLB advances                             32,712               --                65,605                --
                                               -------------      --------------      -------------       -------------
      Total interest expense                       2,534,509           2,221,557          4,904,379           4,480,568
                                               -------------      --------------      -------------       -------------
NET INTEREST INCOME                                3,607,944           2,938,352          6,961,666           5,744,725
PROVISION FOR LOAN LOSSES                            210,000             131,000            420,000             245,000
                                               -------------      --------------      -------------       -------------
Net interest income after
   provision for loan losses                       3,397,944           2,807,352          6,541,666           5,499,725
                                               -------------      --------------      -------------       -------------

OTHER OPERATING INCOME
Service charges on deposit accounts                  160,242             181,710            388,842             357,018
Gain on sale of loans                                 17,801               2,410             24,915              79,006
Mortgage origination fees                             46,376              42,188             94,820             100,420
Gain (loss) on securities                               (650)              7,272             (3,982)             12,454
Loss on other real estate owned                       --                    (481)              --               (51,225)
Other income                                          99,610              93,329            158,825             178,022
                                               -------------      --------------      -------------       -------------
      Total other income                             323,379             326,428            663,420             675,695
                                               -------------      --------------      -------------       -------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits               1,211,520           1,063,398          2,350,998           2,131,500
Occupancy and equipment expenses                     264,421             235,975            507,423             473,411
Stationery and supplies                               59,039              41,846            116,921              93,078
Audit and accounting                                  44,709              40,487             83,201              77,176
Directors fees                                        98,065              86,499            183,797             171,356
Merger expenses                                       96,458               --               265,519                --
Other operating expense                              611,559             515,171          1,038,906             964,424
                                               -------------      --------------      -------------       -------------
      Total operating expenses                     2,385,771           1,983,376          4,546,765           3,910,945
                                               -------------      --------------      -------------       -------------

Income before income taxes                         1,335,552           1,150,404          2,658,321           2,264,475


APPLICABLE INCOME TAXES                              493,751             382,748            979,962             739,017
                                               -------------      --------------      -------------       -------------
NET INCOME                                     $     841,801      $      767,656      $   1,678,359       $   1,525,458
                                               -------------      --------------      -------------       -------------
                                               -------------      --------------      -------------       -------------
Basic earnings per common share                $        .17       $         .16       $         .35       $         .32
                                               -------------      --------------      -------------       -------------
                                               -------------      --------------      -------------       -------------
Diluted earnings per common share              $        .16       $         .15       $         .32       $         .29
                                               -------------      --------------      -------------       -------------
                                               -------------      --------------      -------------       -------------

Cash dividends per share
   of common stock                             $        .04       $         ..03      $         .08       $         .06
                                               -------------      --------------      -------------       -------------
                                               -------------      --------------      -------------       -------------

                           FIRST STERLING BANKS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                      Three Months Ended                      Six Months Ended
                                                               June                                 June
                                                       1999            1998                  1999             1998
                                                  ----------------------------         -------------------------------

NET INCOME                                        $    841,801    $    767,656         $   1,678,359     $   1,525,458

OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gains (losses) on securities
   available for sale                                 (912,520)        230,322            (1,242,039)             (214)
                                                  -------------   ------------         --------------    -------------


COMPREHENSIVE INCOME                              $    (70,719)   $    997,978         $     436,320     $   1,525,244
                                                  -------------   ------------         --------------    -------------
                                                  -------------   ------------         --------------    -------------

                           FIRST STERLING BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                              1999                      1998
                                                                              ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $     1,678,359           $      1,525,458
                                                                         ---------------           ----------------
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization                                                    210,896                    268,908
Provision for loan losses                                                        420,000                    245,000
Gain on sale of loans                                                             24,915                     79,006
Increase in interest receivable                                                 (227,241)                   (39,893)
Decrease in interest payable                                                     341,566                    (80,849)
Other prepaids, deferrals and accruals, net                                     (905,890)                    12,688
                                                                         ---------------           ----------------
     Total adjustments                                                          (135,754)                   484,860
                                                                         ---------------           ----------------
     Net cash provided by operating activities                                 1,542,605                  2,010,318
                                                                         ---------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available
   for sale                                                                   12,394,650                 13,266,926
Proceeds from maturities of securities held
   to maturity                                                                     --                     1,617,502
Proceeds from sale of loans                                                      282,157                    670,990
Purchase of investment securities available
   for sale                                                                  (13,034,007)               (12,540,787)
Net decrease in federal funds sold                                            11,619,000                 11,371,000
Net increase in loans                                                        (39,058,932)               (15,535,577)
Dispositions (acquisitions) of other real estate                                  70,352                    (98,398)
Capital expenditures                                                          (1,127,816)                  (815,491)
                                                                         ---------------           ----------------
     Net cash used in investing activities                                   (28,854,596)                (2,063,835)
                                                                         ---------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                      23,266,190                  2,367,651
Net increase in Federal Home Loan Bank advances                                  150,000                     --
Net increase in securities sold under agreement
   to repurchase                                                               5,689,195                    182,661
Dividend payments                                                               (398,817)                  (308,165)
Proceeds from exercise of stock options                                           82,099                     26,858
                                                                         ---------------           ----------------
     Net cash provided by (used in)
       financing activities                                                   28,788,667                  2,269,005
                                                                         ---------------           ----------------

Net increase in cash and due from banks                                        1,476,676                  2,215,488

Cash and due from banks at beginning of year                                  10,131,534                 11,179,560
                                                                         ---------------           ----------------


Cash and due from banks at end of period                                 $    11,608,210           $     13,395,048
                                                                         ---------------           ----------------
                                                                         ---------------           ----------------

                           FIRST STERLING BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

                  The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

                  Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. In April 1999, immediately before the merger with Georgia Bancshares the Company declared a 28.58% stock dividend. Earnings per common share have been adjusted to reflect the stock dividend for all periods presented.

Note 2.           BUSINESS COMBINATION

                  On April 23, 1999, the Company effected a business combination and merger with Georgia Bancshares, Inc. by exchanging 1,461,632 shares of its common stock for all of the common stock of Georgia Bancshares, Inc. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include Georgia Bancshares, Inc. and Community Bank of Georgia.

Note 3.           CURRENT ACCOUNTING DEVELOPMENTS

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

Note 3.  EARNINGS PER COMMON SHARE

                  The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                                          THREE MONTHS ENDED JUNE 30, 1999
                                                 ------------------------------------------------------------------
                                                      Net                  Weighted
                                                    Income              Average Shares           Per Share
                                                 (Numerator)            (Denominator)              Amount
                                                 ------------------------------------------------------------------
Basic EPS                                         $     841,801              4,851,066             $  0.17
-------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities
    Stock Options                                                              357,391
-------------------------------------------------------------------------------------------------------------------

Diluted EPS                                       $     841,801              5,208,457             $  0.16
-------------------------------------------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED JUNE 30, 1998
-------------------------------------------------------------------------------------------------------------------
                                                      Net                  Weighted
                                                    Income              Average Shares           Per Share
                                                 (Numerator)            (Denominator)              Amount
-------------------------------------------------------------------------------------------------------------------

Basic EPS                                         $     767,656              4,841,120             $  0.16
-------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities
    Stock Options                                                              353,980
-------------------------------------------------------------------------------------------------------------------

Diluted EPS                                       $     767,656              5,195,100             $  0.15
-------------------------------------------------------------------------------------------------------------------



                                                          SIX MONTHS ENDED JUNE 30, 1999
-------------------------------------------------------------------------------------------------------------------
                                                      Net                  Weighted
                                                    Income              Average Shares           Per Share
                                                 (Numerator)            (Denominator)              Amount
-------------------------------------------------------------------------------------------------------------------

Basic EPS                                         $   1,678,359              4,850,269             $  0.35
-------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities
    Stock Options                                                              345,852
-------------------------------------------------------------------------------------------------------------------

Diluted EPS                                       $   1,678,359              5,196,121             $  0.32
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------









                                                          SIX MONTHS ENDED JUNE 30, 1998
                                                      Net                  Weighted
                                                    Income              Average Shares           Per Share
                                                 (Numerator)            (Denominator)              Amount
-------------------------------------------------------------------------------------------------------------------

Basic EPS                                         $   1,525,458              4,839,634             $  0.32
-------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities
    Stock Options                                                              354,898
-------------------------------------------------------------------------------------------------------------------
Diluted EPS                                       $    1,525,458             5,194,532             $  0.29

                           FIRST STERLING BANKS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results of the Company and its bank subsidiaries, Westside Bank & Trust Company, Eastside Bank & Trust Company and Community Bank of Georgia, during the periods included in the accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         This review contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting First Sterling's operations, markets and products. Without limiting the foregoing, the words "believes" "anticipates", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced First Sterling's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth (iii) less favorable than anticipated changes in national and local business environment and securities markets (iv) adverse changes in the regulatory requirements affecting First Sterling (v) greater competitive pressures among financial institutions in First Sterling's market (vi) Delay and or increase in costs in achieving year 2000 compliance and (vii) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in First Sterling's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for 1998.

FINANCIAL CONDITION

         The Company's total assets have increased $29,616,198 or 10.44% since December 1998. Total loans have increased 20.34% or $38,758,227 since December 1998; the growth in loans has been funded through a reduction of $11,619,000 in overnight federal funds sold and an increase in deposits of 9.19% or $23,266,190.

         Return on average equity for the three months and six months ended June 30, 1999 was 13.03% and 13.07% on average equity of $25,907,517 and $25,903,257 respectively. This compares to 12.95% and 13.08% on average equity of $23,778,231 and $23,514,474, respectively, for the same periods in 1998.

         Return on average assets for the three months and six months ended June 30, 1999 was 1.11% and 1.15% on average assets of $303,204,344 and $295,351,716 respectively. This compares to 1.25% and 1.26% on average assets of $245,571,517 and $244,596,624, respectively, for the same periods in 1998.

LIQUIDITY

         As of June 30, 1999, the liquidity ratios of the banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. Several alternative sources of funds are available, including the Federal Home Loan Bank, the Federal Reserve Bank, other correspondent bank relationships and membership in a national rate line service.

CAPITAL

         At June 30, 1999, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Banks compliance with regulatory capital requirements at June 30, 1999:

                                               WESTSIDE BANK            EASTSIDE BANK           COMMUNITY BANK
                                               -------------            -------------           --------------
         Leverage capital ratio:                    9.41%                   8.61%                   11.68%

         Risk based capital ratios:
              Core capital                         10.57%                   8.21%                   10.54%
              Total capital                        11.51%                   9.18%                   10.17%

ALLOWANCE FOR LOAN LOSS

         The allowance for loan losses totaled $2,760,667 at June 30, 1999, an increase of $393,351 from December 31, 1998. A provision for loan losses is charged to operations based upon the growth of the loan portfolio and management's desire to provide adequately for inherent risk in the loan portfolio. Management intends to continue maintaining an adequate allowance for loan losses in relation to loans outstanding, based on management's evaluation of the loan portfolio under prevailing economic conditions, underlying collateral value securing loans, Year 2000 risk and such other factors as management deems appropriate.

         Activity in the allowance for loan losses for the six-month period ended June 30, 1999 and June 30, 1998 follows:

                                                                         JUNE 30,1999            JUNE 30, 1998
                                                                       ---------------          ---------------
Balance, January 1                                                     $    2,367,316           $    2,076,255
Provision charged to expense                                                  420,000                  245,000
Net Recoveries (charge-offs)                                                  (26,649)                (127,699)
                                                                       ---------------          ---------------

Balance, June 30                                                       $    2,760,667           $    2,193,556
                                                                       --------------           --------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Net income for the quarter ended June 30, 1999 showed an increase of $74,145 or 9.66% over the same period in 1998. Core earnings, exclusive of merger expenses were up 22.22% over the same quarter in 1998. Average earning assets increased $55,740,970 as compared to the same quarter in 1998, which resulted in an increase of $982,544 or 19.04% , in interest income. Average interest bearing liabilities increased $47,969,136 or 26.08%, resulting in an increase in interest expense of $312,952 or 14.09%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

         Net income for the six-month period ended June 30, 1999 increased $152,901 or 10.02% over the same period in 1998. Core earnings, exclusive of merger expenses were up 27.43% over the same period in 1998. Net interest income for the six month period ended June 30, 1999 was $6,961,666, a 21.18% increase over the same period in 1998. Total average assets have increased $50,755,092 or 20.75% over the same period in 1998. Average earning assets increased $49,261,531or 21.98%, related interest income increased by $1,640,752 or 16.05%. Average interest bearing liabilities increased $39,556,094 or 21.30%, resulting in an increase in interest expense of $423,811 or 9.46% over the same period in 1998.

         The provision for loan losses increased $175,000 over the same period in 1998. The provision for the first six months of 1999 was increased in order to bring the reserve to a level management felt was adequate, given the loan growth the company has experienced. The allowance for loan losses as a percentage of total loans outstanding at June 30, 1999 and December 31, 1998 amounted to 1.20% and 1.24%, respectively.

         Total operating expenses, which include merger expenses of $265,519, are up $635,820 or 16.26%
over the same period in 1998. The increase is not isolated in one area, but more a result of the increased cost of doing business in a highly competitive market.

         Pre-tax income for the period ending June 30, 1999 increased $393,846 or 17.39% over the same period 1998.

YEAR 2000 PROJECT

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Major system failures or miscalculations could result from programs having time sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. First Sterling and its subsidiaries rely heavily upon computers for the daily conduct of their business. First Sterling will commit all resources necessary to achieve a satisfactory and timely solution to computer based problems related to the year 2000 and beyond. Year 2000 committees consisting of both management and staff personnel have been established and the project is receiving full support and attention from senior management and the Boards of Directors of both Eastside Bank, Westside Bank and Community Bank. A comprehensive plan, which addresses all aspects of the project, is in place and work on the project is on schedule.

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

         Testing of all internal mission critical systems is performed in the banks in a test environment that has been established to mirror the banks internal operating systems. Testing of mission critical third party providers is accomplished through the use of proxy testing. All proxy testing from mission critical third party providers is reviewed by bank personnel to determine tests have been performed using the appropriate dates and environment. The testing phase of the project is completed.

         Detailed contingency and business resumption plans have been developed to ensure any interruption in daily operations caused by uncontrollable events will be minimal. The banks have developed plans that will allow them to perform all mission critical functions using alternative equipment or processing manually. Contingency and business resumption plans will also be fully tested by to ensure successful operations.

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

         The Company has budgeted approximately $250,000 for Year 2000 expenditures, including computer system replacements and upgrades. To date, the Company has spent approximately $150,000.

         The Year 2000 Project will continue to receive the full support and attention from senior management and the Board of Directors of all three Banks.

PART II - OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Company's Annual Meeting of Shareholders held on May 25, 1999, the following individuals were elected to serve as Class II Directors for three years terms expiring at the 2002 Annual Meeting of Shareholders:

                                                VOTES FOR                 VOTES WITHHELD
       Christopher H. Burnett                    2,108,937                           205
       Ted A. Murphy                             2,083,080                        26,062
       Benjamin H. Wofford                       2,108,937                           205


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed a Form 8-K, on May 6, 1999 announcing consummation of the merger of Georgia Bancshares, Inc., with and into First Sterling Banks, Inc. on April 23, 1999.

         The Company filed a Form 8-K/A on July 7, 1999 containing pro forma financial statements, in connection with the merger consummated on April 23, 1999.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST STERLING BANKS, INC.



Date:    AUGUST, 12, 1999          By:  /s/ EDWARD C. MILLIGAN
       ----------------------           ---------------------------------------
                                        Edward C. Milligan, President



Date:    AUGUST 12, 1999           By:  /s/ BARBARA J. BOND
       ----------------------           ---------------------------------------
                                        Barbara J. Bond, Secretary / Treasurer