Form 10QSB
period 1999-09-30
FIRST STERLING BANKS INC
filed 1999-11-10
CIK 922244

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark One

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                      to
                                        ---------------------  -----------------

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

                                  770-422-2888
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1999 4,869,491

                           FIRST STERLING BANKS, INC.


                                      INDEX


                                                                                                 Page No.

Part I.  Financial Information

                  Consolidated Balance Sheets
                     September 30,1999 and December 31, 1998                                           3

                  Consolidated Statements of Income
                     Three Months Ended September 30, 1999 and 1998 and Nine
                        Months Ended September 30, 1999 and 1998                                       4

                  Consolidated Statements of Comprehensive Income
                     Three Months Ended September 30, 1999 and 1998 and Nine
                        Months Ended September 30, 1999 and 1998                                       5

                  Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 1999 and 1998                                     6

                  Notes to Consolidated Financial Statements                                         7-8

                  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                   9-12


Part II.  Other Information

                  Item 4.  Submission of Matters to a Vote of Security Holders                       13

                  Item 6.  Exhibits and Reports on Form 8-K                                          13

                  Signatures                                                                         14

                         PART I - FINANCIAL INFORMATION

                           FIRST STERLING BANKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                          September 30,          December 31,
                                                                                1999                    1998
                                                                          -------------          ------------
ASSETS

Cash and due from banks                                                  $      14,563,436       $       10,131,534
Interest-bearing deposit in banks                                                4,994,044                  205,696
Investment securities available for
   sale, at estimated market value                                              49,082,714               52,107,957
Federal funds sold and securities purchased
   under agreement to resell                                                    23,790,000               20,339,000
Loans                                                                          237,916,141              190,530,256
Less allowance for loan losses                                                   2,899,474                2,367,316
                  Loans, net                                                   235,016,667              188,162,940
Premises and equipment, net                                                     10,453,586                8,628,149
Other real estate owned                                                            239,053                  457,964
Other assets                                                                     5,323,111                3,666,007
                                                                         -----------------       ------------------
                  Total assets                                           $     343,462,611       $      283,699,247
                                                                         -----------------       ------------------
                                                                         -----------------       ------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                                $      46,737,408       $       39,389,101
   Interest-bearing demand                                                      78,098,802               67,153,844
   Savings                                                                      18,653,112               16,414,024
   Certificates of deposit                                                     149,357,748              130,322,597
                                                                         -----------------       ------------------
                  Total deposits                                               292,847,070              253,279,566
Federal funds purchased and securities sold
   under agreement to repurchase                                                15,069,960                  593,962
Federal Home Loan Bank advances                                                  7,146,250                3,000,000
Other liabilities                                                                2,036,955                1,271,216
                                                                         -----------------       ------------------
                  Total liabilities                                            317,100,235              258,144,744
                                                                         -----------------       ------------------

STOCKHOLDERS' EQUITY
Common stock, 10,000,000 shares authorized;
   5,038,573 shares issued at amount paid in                                    18,393,465               14,754,644
Retained earnings                                                               10,455,773               11,819,417
Less cost of 169,082 shares of treasury stock                                   (1,033,875)              (1,033,875)
Accumulated other comprehensive income (loss)                                   (1,452,987)                  14,317
                                                                         -----------------       ------------------
                  Total stockholders' equity                                    26,362,376               25,554,503
                                                                         -----------------       ------------------

                  Total liabilities and stockholders equity              $     343,462,611       $      283,699,247
                                                                         -----------------       ------------------
                                                                         -----------------       ------------------

                           FIRST STERLING BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three Months Ended                       Nine Months Ended
                                                             September                             September
                                                   1999                1998                 1999              1998
                                               ---------------------------------       --------------------------------
INTEREST INCOME
Interest and fees on loans                     $   5,602,243      $    4,445,083      $  15,755,728       $  12,846,886
Interest on investment securities:
   Taxable                                           637,797             420,374          1,863,601           1,503,603
   Nontaxable                                        110,538             132,866            336,456             241,887
Interest on Federal funds sold                       114,552             361,973            372,865             901,604
Interest on securities purchased under
   agreement to resell                                 9,366              64,473             11,265             153,229
Interest on interest-bearing deposits                 36,428                 110             37,054               2,963
                                               -------------      --------------      -------------       -------------
      Total interest income                        6,510,924           5,424,879         18,376,969          15,650,172
                                               -------------      --------------      -------------       -------------

INTEREST EXPENSE
Interest on deposits                               2,565,922           2,302,961          7,372,460           6,774,972
Interest on federal funds purchased and
   securities sold under agreement
   to repurchase                                      49,672               7,862             81,908              16,419
Interest on FHLB advances                             46,803               --               112,408                --
                                               -------------      --------------      -------------       -------------
      Total interest expense                       2,662,397           2,310,823          7,566,776           6,791,391
                                               -------------      --------------      -------------       -------------
NET INTEREST INCOME                                3,848,527           3,114,056         10,810,193           8,858,781
PROVISION FOR LOAN LOSSES                            195,000             155,000            615,000             400,000
                                               -------------      --------------      -------------       -------------
Net interest income after
   provision for loan losses                       3,653,527           2,959,056         10,195,193           8,458,781
                                               -------------      --------------      -------------       -------------

OTHER OPERATING INCOME
Service charges on deposit accounts                  217,552             197,536            606,394             554,554
Gain on sale of loans                                  1,027              43,535             25,942             122,541
Mortgage origination fees                             52,994              35,963            147,814             136,383
Gain (loss) on securities                             --                   6,973             (3,982)             19,427
Loss on other real estate owned                       --                 (32,018)              --               (83,243)
Other income                                          76,312             124,422            235,137             302,444
                                               -------------      --------------      -------------       -------------
      Total other income                             347,885             376,411          1,011,305           1,052,106
                                               -------------      --------------      -------------       -------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits               1,269,721           1,113,030          3,620,719           3,244,530
Occupancy and equipment expenses                     272,744             242,036            780,167             715,447
Stationery and supplies                               61,158              45,623            178,079             138,701
Audit and accounting                                  35,087              35,505            118,288             112,681
Directors fees                                        92,074              77,148            275,871             248,504
Merger expenses                                       14,370               --               279,889                --
Other operating expense                              539,857             492,576          1,578,763           1,457,000
                                               -------------      --------------      -------------       -------------
      Total operating expenses                     2,285,011           2,005,918          6,831,776           5,916,863
                                               -------------      --------------      -------------       -------------

Income before income taxes                         1,716,401           1,329,549          4,374,722           3,594,024

APPLICABLE INCOME TAXES                              605,535             453,500          1,585,497           1,192,517
                                               -------------      --------------      -------------       -------------
NET INCOME                                     $   1,110,866      $      876,049      $   2,789,225       $   2,401,507
                                               -------------      --------------      -------------       -------------
                                               -------------      --------------      -------------       -------------

Basic earnings per common share                $        .23       $         .18       $         .57       $         .50
                                               -------------      --------------      -------------       -------------
                                               -------------      --------------      -------------       -------------
Diluted earnings per common share              $        .21       $         .17       $         .54       $         .46
                                               -------------      --------------      -------------       -------------
                                               -------------      --------------      -------------       -------------

Cash dividends per share
   of common stock                             $        .04       $         .04       $         .12       $         .10
                                               -------------      --------------      -------------       -------------
                                               -------------      --------------      -------------       -------------

                           FIRST STERLING BANKS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                      Three Months Ended                      Nine Months Ended
                                                               September                            September
                                                       1999            1998                  1999             1998
                                                  ----------------------------         -------------------------------

NET INCOME                                        $  1,110,866    $    876,049         $   2,789,225     $   2,401,507

OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gains (losses) on securities
   available for sale                                 (210,948)        138,997            (1,452,987)          104,194
                                                  -------------   ------------         --------------    -------------


COMPREHENSIVE INCOME                              $    899,918    $  1,015,046         $   1,336,238     $   2,505,701
                                                  -------------   ------------         --------------    -------------
                                                  -------------   ------------         --------------    -------------

                           FIRST STERLING BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                              1999                      1998
                                                                              ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $     2,789,225           $      2,401,507
                                                                         ---------------           ----------------
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization                                                    394,965                    352,082
Provision for loan losses                                                        615,000                    400,000
Gain on sale of loans                                                             25,942                    122,541
Increase in interest receivable                                                 (471,939)                   (15,462)
Decrease in interest payable                                                     482,603                    322,024
Other prepaids, deferrals and accruals, net                                     (968,916)                  (280,377)
                                                                         ---------------           -----------------
     Total adjustments                                                            77,655                    900,808
                                                                         ---------------           ----------------
     Net cash provided by operating activities                                 2,866,880                  3,302,315
                                                                         ---------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available
   for sale                                                                   15,580,498                 20,604,434
Proceeds from maturities of securities held
   to maturity                                                                     --                     1,617,502
Proceeds from sale of loans                                                    2,975,481                  1,009,955
Purchase of investment securities available
   for sale                                                                  (18,785,854)               (22,741,975)
Net (increase) decrease in federal funds sold                                 (3,451,000)                  (289,000)
Net increase in loans                                                        (50,430,866)               (24,528,500)
Dispositions (acquisitions) of other real estate                                 218,911                    425,671
Capital expenditures                                                          (2,220,402)                  (947,364)
                                                                         ---------------           ----------------
     Net cash used in investing activities                                   (56,113,232)               (24,849,277)
                                                                         ---------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                      39,567,504                 21,617,218
Net increase in Federal Home Loan Bank advances                                4,146,250                     --
Net increase in federal funds purchased and
   securities sold under agreement to repurchase                              14,475,998                    328,562
Dividend payments                                                               (593,597)                  (512,745)
Proceeds from exercise of stock options                                           82,099                     26,858
                                                                         ---------------           ----------------
     Net cash provided by (used in)
       financing activities                                                   57,678,254                 21,459,893
                                                                         ---------------           ----------------

Net increase in cash and due from banks                                        4,431,902                    (87,069)

Cash and due from banks at beginning of year                                  10,131,534                 11,179,560
                                                                         ---------------           ----------------

Cash and due from banks at end of period                                 $    14,563,436           $     11,092,491
                                                                         ---------------           ----------------
                                                                         ---------------           ----------------

                           FIRST STERLING BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

                  The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Note 3.  EARNINGS PER COMMON SHARE

                  The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):


                                                          THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------------------------------
                                                      Net                  Weighted
                                                    Income              Average Shares           Per Share
                                                 (Numerator)            (Denominator)              Amount
-------------------------------------------------------------------------------------------------------------------

Basic EPS                                         $   1,110,866              4,869,491             $  0.23
-------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities
    Stock Options                                                              314,390
-------------------------------------------------------------------------------------------------------------------

Diluted EPS                                       $   1,110,866              5,183,881             $  0.21
-------------------------------------------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------------------------------------------------------------------------------------
                                                      Net                  Weighted
                                                    Income              Average Shares           Per Share
                                                 (Numerator)            (Denominator)              Amount
-------------------------------------------------------------------------------------------------------------------

Basic EPS                                         $     876,049              4,843,452             $  0.18
-------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities
    Stock Options                                                              331,972
-------------------------------------------------------------------------------------------------------------------

Diluted EPS                                       $     876,049              5,175,424             $  0.17
-------------------------------------------------------------------------------------------------------------------



                                                          NINE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------------------------------
                                                      Net                  Weighted
                                                    Income              Average Shares           Per Share
                                                 (Numerator)            (Denominator)              Amount
-------------------------------------------------------------------------------------------------------------------

Basic EPS                                         $   2,789,225              4,857,132             $  0.57
-------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities
    Stock Options                                                              331,811
-------------------------------------------------------------------------------------------------------------------

Diluted EPS                                       $   2,789,225              5,188,943             $  0.54
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                      Net                  Weighted
                                                    Income              Average Shares           Per Share
                                                 (Numerator)            (Denominator)              Amount
-------------------------------------------------------------------------------------------------------------------

Basic EPS                                         $   2,401,507              4,840,701             0.50
-------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities
    Stock Options                                                              346,856
-------------------------------------------------------------------------------------------------------------------
Diluted EPS                                       $   2,401,507              5,187,557             0.46

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

FINANCIAL CONDITION

         The Company's total assets have increased $59,763,364 or 21.07% since December 1998. Total loans have increased 24.87% or $47,385,885 since December 1998. The increase in loans has been partially funded through an increase in deposits of $39,567,504 or 15.62% since December 1998.

         Return on average equity for the three months and nine months ended September 30, 1999 was 16.92% and 14.36% on average equity of $26,051,393 and $25,970,596 respectively. This compares to 14.54% and 13.58% on average equity of $23,906,096 and $23,637,253, respectively, for the same periods in 1998.

         Return on average assets for the three months and nine months ended September 30, 1999 was 1.38% and 1.23% on average assets of $318,467,905 and $303,386,207 respectively. This compares to 1.33% and 1.28% on average assets of $260,513,098 and $249,951,885, respectively, for the same periods in 1998.

LIQUIDITY

         As of September 30, 1999, the liquidity ratios of the banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. Several alternative sources of funds are available, including the Federal Home Loan Bank, the Federal Reserve Bank, other correspondent bank relationships and membership in a national rate line service.

CAPITAL

         At September 30, 1999, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Banks compliance with regulatory capital requirements at September 30, 1999:


                                               WESTSIDE BANK            EASTSIDE BANK           COMMUNITY BANK

         Leverage capital ratio:                    9.60%                   9.24%                       11.55%

         Risk based capital ratios:
              Core capital                         10.22%                   8.25%                       10.43%
              Total capital                        11.15%                   8.59%                       10.02%

ALLOWANCE FOR LOAN LOSS

         The allowance for loan losses totaled $2,899,474 at September 30, 1999, an increase of $532,158 from December 31, 1998. A provision for loan losses is charged to operations based upon the growth of the loan portfolio and management's desire to provide adequately for inherent risk in the loan portfolio. Management intends to continue maintaining an adequate allowance for loan losses in relation to loans outstanding, based on management's evaluation of the loan portfolio under prevailing economic conditions, underlying collateral value securing loans, Year 2000 risk and such other factors as management deems appropriate.

         Activity in the allowance for loan losses for the nine-month period ended September 30, 1999 and September 30, 1998 follows:


                                                                       SEPT. 30,1999            SEPT. 30, 1998

Balance, January 1                                                     $    2,367,316           $    2,076,255
Provision charged to expense                                                  615,000                  400,000
Net Recoveries (charge-offs)                                                  (82,842)                (156,774)
                                                                       ---------------          ---------------

Balance, September 30                                                  $    2,899,474           $    2,319,481
                                                                       --------------           --------------


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Net income for the quarter ended September 30, 1999 showed an increase of $234,817 or 26.80% over the same period in 1998. Core earnings, exclusive of merger expenses were up 28.44% over the same quarter in 1998. Average earning assets increased $56,944,239 as compared to the same quarter in 1998, which resulted in an increase of $1,086,045 or 20.02%, in interest income. Average interest bearing liabilities increased $49,729,079 or 25.39%, resulting in an increase in interest expense of $351,574 or 15.21%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

         Net income for the nine-month period ended September 30, 1999 increased $387,718 or 16.14% over the same period in 1998. Core earnings, exclusive of merger expenses were up 27.80% over the same period in 1998. Net interest income for the nine month period ended September 30, 1999 was $10,810,193, a 22.03% increase over the same period in 1998. Total average assets have increased $53,434,321 or 21.38% over the same period in 1998. Average earning assets increased $52,291,616 or 22.80%, related interest income increased by $2,726,797 or 17.42%. Average interest bearing liabilities increased $43,361,618 or 22.93%, resulting in an increase in interest expense of $775,385 or 11.42% over the same period in 1998.

         The provision for loan losses increased $215,000 over the same period in 1998. The provision for the first nine months of 1999 was increased in order to bring the reserve to a level management felt was adequate, given the loan growth the company has experienced. The allowance for loan losses as a percentage of total loans outstanding at September 30, 1999 and December 31, 1998 amounted to 1.22% and 1.24%, respectively.

         Total operating expenses, which include merger expenses of $279,889, are up $914,913 or 15.46% over the same period in 1998. Salaries and employee benefits have increased $376,189 or 11.59% over the same period in 1998, this is largely due to the increase in personnel to accommodate growth of the company. Eastside Bank opened a second, full service banking facility in March 1999. Westside Bank opened their third full service banking facility in late September, which will also serve as the company's corporate headquarters. Other increases in operating expenses are not isolated in one particular area, but more a result of the increased cost of doing business in a highly competitive market.

         Pre-tax income for the period ending September 30, 1999 increased $780,698 or 21.72% over the same period 1998.

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

         Testing of all internal mission critical systems is performed in the banks in a test environment that has been established to mirror the banks internal operating systems. Testing of mission critical third party providers is accomplished through the use of proxy testing. All proxy testing from mission critical third party providers is reviewed by bank personnel to determine tests have been performed using the appropriate dates and environment. The initial testing phase of the project is completed; however, any new product lines or upgrades to existing products will receive the same scrutiny.

         Detailed contingency and business resumption plans have been developed to ensure any interruption in daily operations caused by uncontrollable events will be minimal. The banks have developed plans that will allow them to perform all mission critical functions using alternative equipment or processing manually. Contingency and business resumption plans have been tested to ensure successful operations, management will continue to monitor the adequacy of these plans through year-end.

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

       No matters were submitted to a vote of shareholders during the third quarter of 1999.

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

                                           FIRST STERLING BANKS, INC.


Date:        NOVEMBER, 9, 1999         By:  /s/ EDWARD C. MILLIGAN
         ------------------------         ------------------------------
                                          Edward C. Milligan, President



Date:        NOVEMBER 9, 1999       By:    /s/ BARBARA J. BOND
         ------------------------         ------------------------------
                                          Barbara J. Bond, Secretary / Treasurer