Form 10KSB
period 1999-12-31
FIRST STERLING BANKS INC
filed 2000-03-30
CIK 922244

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED                           COMMISSION FILE NUMBER
               December 31, 1999                                     000-25128

                           FIRST STERLING BANKS, INC.

                 (Name of small business issuer in its Charter)

                    GEORGIA                                          58-2104977
            (State of Incorporation)                    (I.R.S. Employer Identification No.)

        676 CHASTAIN ROAD, KENNESAW, GA                                30144
    (Address of principal executive offices)                         (Zip Code)

                                           770-422-2888
                                   (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for the most recent fiscal year. $27,091,832

    As of March 1, 2000, registrant had outstanding 4,882,349 shares of common stock. As of March 1, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $46,382,316.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

    This form contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting First Sterling's operations, markets and products. Without limiting the foregoing, the words "believes""anticipates", "intends", expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced First Sterling's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii)non-achievement of expected growth (iii) less favorable than anticipated changes in national and local business environment and securities markets (iv) adverse changes in the regulatory requirements affecting First Sterling (v) greater competitive pressures among financial institutions in First Sterling's market (vi) Delay and or increase in costs in achieving year 2000 compliance and (vii) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in First Sterling's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for 1999.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    First Sterling Banks, Inc. (the "Company") is a three-bank holding company which engages through its subsidiaries, The Westside Bank & Trust Company, The Eastside Bank and Trust Company and Community Bank of Georgia (the "Banks"), in providing full banking services to customers of the Banks. The Company's executive offices are located at 676 Chastain Road, Kennesaw, Georgia 30144, and its telephone number is 770-422-2888.

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

    On April 23,1999, the Company effected a business combination and merger with Georgia Bancshares, Inc., by exchanging 1,461,632 shares of its common stock for all of the common stock of Georgia Bancshares, Inc. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include Georgia Bancshares, Inc. and Community Bank of Georgia.

    On December 1, 1999 the Company signed a definitive agreement with Main Street Banks Incorporated to merge the two companies. Under the proposed terms of the transaction, First Sterling will issue 1.01 shares of its stock for every one share of Main Street. The merger will be accounted for as a pooling of interests and is subject to all regulatory approvals.

    The Company's subsidiary banks provide a full range of commercial banking services to its customers, except for trust services. The Banks are organized under the laws of the State of Georgia.

MARKET AREA AND COMPETITION

    The Banks encounter vigorous competition from other commercial banks, savings and loan associations and other financial institutions and intermediaries in the Banks' primary service areas of Cobb, Gwinnett and Dekalb counties in Georgia.

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

    Since July 1, 1995, numerous interstate acquisitions involving Georgia based financial institutions have been announced or consummated. Though interstate banking has resulted in significant changes in the structure of financial institutions in the southeastern region, including the Banks' primary service areas, management does not feel that such changes have had or will have a significant impact upon its operations or the results therefrom.

    Each Bank's marketing strategy emphasizes its local nature and involvement in the communities located in its' primary service area.

    Management expects that competition will remain intense in the future due to state and Federal laws and regulations, and the entry of additional bank and nonbank competitors.

PATENTS, TRADEMARKS, ETC.

    Westside holds a registration for a service mark issued by the State of Georgia on September 4, 1990 for the mark "Westside Bank" (and its design logo). Eastside holds a registration for a service mark issued by the State of Georgia on September 4, 1990 for the mark "Eastside Bank" (and its design logo). Both service marks are good for an initial period of ten years and application may be made for a renewal period of ten years. The Banks do not hold a federal registration for service marks. Other than the Georgia service marks discussed above, the banks hold no patents, trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises, or concessions.

EMPLOYEES

    As of March 1, 2000, Westside Bank had a total of 28 full-time and 19 part-time employees. Eastside Bank had a total of 31 full-time and 15 part-time employees and Community Bank had a total of 30 full time and 6 part-time employees. These employees are provided with fringe benefits in varying combinations, including health, accident, disability and life insurance plans. In the opinion of management, the Banks enjoy excellent relations with their employees.

                           SUPERVISION AND REGULATION

GENERAL

    First Sterling is a bank holding company registered with the Federal Reserve and the Georgia Department of Banking and Finance under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act, respectively. As a result, it is subject to the supervision, examination and reporting requirements of these acts and the regulations of the Federal Reserve and the Georgia Department of Banking and Finance Company issued under these acts. The subsidiary banks are Georgia chartered commercial banks and are subject to the supervision, examination and reporting requirements of the Georgia Department of Banking and Finance and the FDIC.

    The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

    - it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than five (5%) percent of the voting shares of the bank;

    - it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

    - it may merge or consolidate with any other bank holding company.

    The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than:

    - banking;

    - managing or controlling banks or other permissible subsidiaries; and

    - acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks.

    However, the activities permissible to bank holding companies and their affiliates were substantiallyexpanded by the Gramm-Leach-Bliley Act, which the President signed on November 12, 1999. Gramm-Leach-Bliley repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. The BHC Act was amended to permit a financial holding company to engage in any activity and acquire and retain any company that the Federal Reserve determine to be
(a) financial in nature or incidental to such financial activity or
(b) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

    The subsidiary banks are subject to regulation, supervision, and examination by the FDIC and the Georgia Department of Banking and Finance. The FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the banks and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The FDIC and the Georgia Department of Banking and Finance also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

    The following table reflects the Company and the banks' compliance with regulatory capital requirements at December 31, 1999.

                                                     ACTUAL                 REQUIRED                 EXCESS
                                              ---------------------   ---------------------   ---------------------
                                                AMOUNT        %         AMOUNT        %         AMOUNT        %
                                              ----------   --------   ----------   --------   ----------   --------
Leverage capital
  Consolidated..............................  28,830,000     7.66%    15,055,000     4.00%    13,775,000     3.66%
  Westside Bank.............................  11,408,000     6.99      6,533,000     4.00      4,875,000     2.99
  Eastside Bank.............................   8,854,000     7.49      4,726,000     4.00      4,128,000     3.49
  Community Bank............................   8,429,000     8.88      3,799,000     4.00      4,630,000     4.88

Risk-based core capital:
  Consolidated..............................  28,830,000     9.99%    11,544,000     4.00%    17,286,000     5.99%
  Westside Bank.............................  11,408,000    10.41      4,385,000     4.00      7,023,000     6.41
  Eastside Bank.............................   8,854,000     8.83      4,009,000     4.00      4,845,000     4.83
  Community Bank............................   8,429,000    10.35      3,259,000     4.00      5,170,000     6.35

Risk-based total capital:
  Consolidated..............................  31,903,000    11.06%    23,087,000     8.00%     8,816,000     3.06%
  Westside Bank.............................  12,463,000    11.37      8,770,000     8.00      3,693,000     3.37
  Eastside Bank.............................   9,937,000     9.92      8,019,000     8.00      1,918,000     1.92
  Community Bank............................   9,364,000    11.50      6,517,000     8.00      2,847,000     3.50

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

    The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the total capital ratio, tier I capital ratio and the leverage ratio. Under the regulations, a FDIC-insured bank will be:

    - "well capitalized" if it has a total capital ratio of ten percent or greater, a tier I capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

    - "adequately capitalized" if it has a total capital ratio of eight percent or greater, a tier I capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not "well capitalized;"

    - "under capitalized" if it has a total capital ratio of less than eight percent, a tier I capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances);

    - "significantly undercapitalized" if it has a total capital ratio of less than six percent, a tier I capital ratio of less than three percent or a leverage ratio of less than three percent; and

    - "critically undercapitalized' if its tangible equity is equal to or less than two percent of average quarterly tangible assets.

    An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 1999, the Company, Westside Bank and Community Bank each had capital levels that qualify as being "well capitalized" under such regulations. Eastside Bank had capital levels that qualify as being "adequately capitalized".

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

FDIC INSURANCE ASSESSMENTS

    Deposits of the subsidiary Banks are insured by the FDIC to a maximum of $100,000 for each insured depositor through the Bank Insurance Fund ("BIF"). The FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

    Depending upon a BIF member's risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as 0% of insured deposits or as high as 27% of insured deposits. In addition to the deposit insurance premium the Deposit Insurance Funds Act of 1996 (DIFA) requires that a Financing Corporation (FICO) assessment be paid. The annual FICO assessment rate for banks is not tied to the FDIC risk classification and is determined quarterly. The annual rate for the period ending December 31, 1999 was 1.636% of deposits. The Banks paid $28,778 in assessments for the period ending December 31, 1999.

    Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

OTHER LEGISLATION

LEGISLATIVE AND REGULATORY CHANGES

    On November 12, 1999, the President signed the Gramm-Leach-Bliley Act into law. The Act:

    - allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

    - allows insurers and other financial services companies to acquire banks;

    - removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

    - establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

    This part of the Act became effective on March 11, 2000.

    The Act also modifies current law relating to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

    Bills are regularly introduced in the United States Congress that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed legislation will be adopted or the extent to which the business of the Company and the Bank may be affected thereby.

ITEM 2. DESCRIPTION OF PROPERTY

    PROPERTIES

    Westside's main office is located at 1200 Barrett Parkway, Kennesaw, Georgia, on a 1.156 acre tract of land. The purchase price of this property was approximately $485,000. Improvements consist of a one-story brick building of approximately 6,000 square feet. The total cost of the offices, including all furnishings, site preparation, landscaping, paving, security equipment and automatic teller machine, was approximately $2,104,000.

    In January 1996, Westside purchased a parcel of land and branch office located at Marietta, Georgia from another financial institution for $325,000. The building was constructed in 1974 and contains approximately 2,600 square feet. Improvements including, a new roof, new furnishings, landscaping, paving, security equipment and automatic teller machine totaled approximately $550,000.

    In December 1997, Westside signed a contract to purchase a tract of land containing approximately 1.3542 acres at the intersection of Chastain Road and George Busbee Parkway in North Cobb County. The bank constructed a two story facility containing approximately 12,000 square feet to accommodate a branch facility and First Sterling's corporate headquarters. Only half of the space is being used initially, with the remaining space to be used for future growth. The office opened for business in September 1999. The total cost of the facility, including land, was approximately $2,866,000.

    Eastside's main office is located at 2019 Scenic Highway, Snellville, Georgia, on a 1.76 acre tract of land. The purchase price of the property was approximately $800,000. Eastside's principal offices are located in a building of approximately 17,200 square feet. The total cost of the facility, including all furnishings, site preparation, landscaping, paving, security equipment and automatic teller machine, was approximately $2,700,000.

    In April 1999 Eastside opened a branch office in Lawrenceville, Georgia. The branch is located at 185 Gwinnett Drive in the Heritage Center Office Complex. The building, which has been a branch bank for several previous institutions was leased for an initial period of five years, with several renewal options. The facility contains approximately 2,800 square feet of space and offers drive-up service and an ATM.

    Community's main office is located at 3333 Lawrenceville Highway, Tucker, Georgia on a 1.75 acre site. The purchase price was approximately $863,000. The cost of the building constructed on the property, including all furnishings, site preparation, landscaping, paving, security equipment and automatic teller machine was approximately $965,000.

    In October 1997, Community Bank opened a branch located at 4794 Highway 29 in Lilburn, Georgia. The facility is located on a site of approximately 1.4 acres. The facility contains approximately 2,800 square feet. Total cost of the facility, including furniture, fixtures and equipment was approximately $685,000.

    In July 1999, Community Bank leased 2,400 square feet in a commercial center located at 2740 Highway 124, Dacula, Georgia. The total cost of the leasehold improvements, furniture, fixtures and equipment was approximately $341,500. The facility opened for business in January 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded on the Nasdaq National Market under the symbol FSLB.

    The following table lists the high and low stock price for each quarter in 1999 and 1998:

                                                   FISCAL YEAR 1999        FISCAL YEAR 1998
                                                  -------------------   -----------------------
                                                    HIGH       LOW         HIGH         LOW
                                                  --------   --------   ----------   ----------
First quarter...................................  $11.8125   $10.6875   $13.171875   $ 9.234375
Second quarter..................................   12.50      10.4375    13.03125     11.375
Third quarter...................................   12.25       9.25      12.0625      10.50
Fourth quarter..................................   14.50       9.25      11.28125      9.921875

------------------------

(b) As of March 1, 2000, there were approximately 1,392 shareholders of record of the registrant's common stock.

(c) During 1999 dividends of $0.04 per share were paid per quarter. The Company currently intends to continue paying regular cash dividends on a quarterly basis.

    Neither the Company's articles of incorporation nor the bylaws set forth any restriction on the ability of the Company to issue dividends to its shareholders. The Georgia Business Corporation Code, though, forbids any distribution which, after being given effect, would leave the Company unable to pay its debts as they become due in the usual course of business. Additionally, the Georgia Business Corporation Code provides that no distribution shall be made if, after giving it effect, the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy any preferential dissolution rights.

    The Company is a legal entity separate and distinct from its bank subsidiaries. Substantially all of the Company's revenues result from amounts paid as dividends to the Company by its subsidiary banks. The banking subsidiaries are subject to statutory and regulatory limitations on the payment of dividends to the Company and the Company is subject to statutory and regulatory limitations on dividend payments to its shareholders.

    If in the opinion of the Federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the regulatory authority may require, after notice and hearing, that the institution cease and desist from the practice. The Federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance

Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The Federal agencies have also issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

    The Georgia Financial Institutions Code and the Georgia Banking Department's regulations provide:

    - that dividends of cash or property may be paid only out of the bank's retained earnings;

    - that dividends may not be paid if the banks' paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at lease 20% of the bank's capital stock; and

    - that dividends may not be paid without prior approval of the Georgia Banking Department if:

       - the bank's total classified assets at its most recent examination exceed 80% of its equity capital;

       - the aggregate amount of dividends to be declared exceeds 50% of the bank's net profits after taxes but before dividends for the previous calendar year; or

       - the ratio of equity capital total adjusted assets is less than 6%.

    The payment of dividends by the Company may also be affected or limited by other factors, such as a requirement by the Federal Reserve to maintain adequate capital above regulatory guidelines.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                                            FOR THE YEAR ENDED DECEMBER 31
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED INCOME STATEMENT DATA
Total interest income..........................  $25,727    $21,467    $18,675    $14,552    $13,259
Total interest expense.........................   10,639      9,311      7,990      6,221      5,637
Net interest income............................   15,088     12,156     10,685      8,331      7,622
Provision for loan losses......................      795        561        680        227        383
Net interest income after
provision for loan losses......................   14,293     11,595     10,005      8,104      7,239
Other operating income.........................    1,365      1,581      1,494      1,133        872
Net income.....................................    3,850      3,315      2,789      2,044      2,571
Net income per share (basic)...................    .79        .68        .58        .42        .52
Net income per share (diluted).................    .74        .64        .55        .41        .52
Dividends per share............................    .16        .15        .13        .10        .05

    ALL SHARE AND PER SHARE DATA HAVE BEEN ADJUSTED TO REFLECT A TWO FOR ONE STOCK SPLIT ON MARCH 30, 1998 AND THE .2858 STOCK DIVIDEND ON APRIL 22, 1999.

                                                        FOR THE YEAR ENDED DECEMBER 31
                                             ----------------------------------------------------
                                               1999       1998       1997       1996       1995
                                             --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED BALANCE SHEET DATA
Total loans................................  $249,582   $190,530   $152,076   $115,366   $98,770
Total assets...............................   348,251    283,699    248,397    195,056   168,561
Total deposits.............................   303,633    253,280    223,737    172,583   147,932
Shareholders' equity.......................    26,863     25,554     22,771     20,838    19,321

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

    On September 29, 1998, following several discussions, the Boards of Directors of First Sterling and Georgia Bancshares executed a non-binding letter of intent to merge the two bank holding companies. After negotiations and due diligence investigations, the First Sterling board of directors and the Georgia Bancshares board of directors unanimously approved the Merger Agreement in December 1998 The merger was unanimously approved by the shareholders of First Sterling and Georgia Bancshares at separate meetings on March 16, 1999. All regulatory approvals were received and the merger was consummated
April 23,1999.

    On December 1, 1999, First Sterling Banks, Inc. and Main Street Banks Inc. executed a Definitive Agreement to merge the two suburban Atlanta, Georgia bank holding companies. Under the proposed terms of the agreement, First Sterling will issue 1.01 shares of its stock for every one share of Main Street. Main Street Banks Inc. is the parent of Main Street Bank, a state chartered bank with over $500 million is assets and thirteen banking offices. The proposed merger is subject to the approval of federal and state regulatory authorities, shareholders of both companies, and other customary conditions of closing.

RESULTS OF OPERATIONS

    The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and securities losses, to generate non-interest income and to control non-interest expense. Interest rates are determined by general economic conditions and competition. Net interest income is determined by the each subsidiary bank's ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.

    The major component of consolidated earnings is net interest income, or the difference between interest income on earning assets and interest paid on interest bearing liabilities. The key performance measure for net interest income is the net interest margin. Net interest margin is net interest income expressed as a percentage of average earning assets.

    Net interest income for the year ended December 31, 1999 was $15,088,422 an increase of $2,932,601 or 24.13% compared to December 31, 1998. The increase in net interest income is primarily attributable to an increase in average earning assets over 1998. Average earning assets increased $53,675,718 or 22.13% over 1998. Average loans increased $57,883,860 or 34.43% over 1998. Average interest bearing liabilities increased $49,466.700 or 24.58% over 1998. Average cost of funds for the subsidiary banks was 4.24% in 1999 as compared to 4.59% in 1998. The decrease in the cost of funds is the result of a lower level of interest rates paid on deposits, as compared to 1998 as the Banks were able take advantage of opportunities to reprice deposits during the first half of 1999 before rates began to rise. Average non-interest bearing deposits increased $6,570,781 or 17.57% over 1998. The Banks are located in thriving markets and continue to enjoy excellent growth in loans and deposits. Total assets increased $64,551,494 or 22.75% over December 31, 1998.

    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate based upon the growth of the loan portfolio and management's desire to provide adequately for inherent risk in the loan portfolio.

    The provision for loan losses charged to earnings amounted to $795,000 in 1999 an increase of $234,000 from 1998. This increase is directly related to the increase in loans (30%) and management's desire to maintain an adequate reserve. The Banks continue to experience only minimal losses. Net chargeoffs in 1999 were of .04% of average loans compared to .16% in 1998. The allowance for loan losses as a percentage of total loans outstanding at December 31, 1999 and 1998 amounted to 1.23% and 1.24%, respectively.

    Bank management closely monitors the loan portfolio and the underwriting of loans and considers the allowance for loan losses to be conservative yet reasonable given the nature of each Banks' loan portfolio. An independent third party performs periodic reviews of the loan portfolio, at least semi-annually. Management intends to continue maintaining an adequate allowance for loan losses in relation to loans outstanding in the future based on management's evaluation of the loan portfolio under prevailing economic conditions, underlying collateral value securing loans and such other factors as management deems appropriate.

    Following is a comparison of non-interest income for 1999 and 1998:

                                                                 1999         1998
                                                              ----------   ----------
Service charges on deposit accounts.........................  $  833,098   $  738,981
Gain on sale of loans.......................................      30,346      159,448
Other income................................................     506,230      658,835
Net realized gains (losses) on securities...................      (4,913)      23,912
                                                              ----------   ----------
                                                              $1,364,761   $1,581,176
                                                              ==========   ==========

    Non-interest income consists primarily of service charges on deposit accounts, gains on the sale of SBA (Small Business Administration) loans into the secondary market, fees on participation loans, mortgage origination fees, customer service fees, gains (losses) on investment securities transactions and miscellaneous other income. Total other income is down $216,415 or 13.69% from 1998. Gains on the sale of SBA loans are down $129,102 or 80.97% from 1998. This reduction is partially attributable to the loss of key personnel handling SBA lending at EFS and the reduction in SBA premiums. In addition, the interest rate environment and competitive market found many potential SBA borrowers obtaining conventional loans. Management continues to concentrate on increasing core earnings, while at the same time exploring other fee income services.

    Following is an analysis of non-interest expense for 1999 and 1998:

                                                                 1999         1998
                                                              ----------   ----------
Salaries and employee benefits..............................  $5,220,849   $4,492,009
Occupancy and equipment expense.............................   1,116,743      920,608
Data processing fees........................................     476,528      361,332
Directors fees..............................................     328,375      312,900
Supplies....................................................     208,436      191,012
Deposit insurance premiums..................................      28,778       25,995
Merger expenses.............................................     308,908      105,531
Other expense...............................................   1,923,555    1,866,447
                                                              ----------   ----------
                                                              $9,612,172   $8,275,834
                                                              ==========   ==========

    Non-interest expense increased $1,336,338 or 16.15% over 1998. Non-interest expense consists primarily of salaries and other employee benefits, occupancy expense and other operating costs. Merger expenses of $308,908 related to the merger of Georgia Bancshares into First Sterling accounted for 15% of the increase. Personnel expense increased $728,840 or 16.22% over 1998. The increase is primarily the result of salary increases, and the rising costs associated with hiring and keeping quality people. In addition, Eastside Bank and Westside Bank opened new branches in 1999. At
March 1, 2000, the company employed 89 full-time employees and 40 part-time employees. It is the intention of management and the boards to attract and maintain quality people by offering salaries and other benefits competitive in the marketplace, and to reward individuals based on the performance of the Banks. Increases in data processing, postage and delivery, supplies, stationary, business development and advertising are related to the continuing growth in customer base, the ever increasing cost of doing business in a very competitive market and opening two new facilities in 1999. Occupancy expense increased $196,135 or 21.30% over 1998, this increase is directly attributable to the opening of two new facilities.

    Pre-tax income for the twelve months ending December 31, 1999 increased $1,415,848 or 23.38% over the same period in 1998. Pre tax income excluding merger expenses increased 26.95%. Net income for the period ending December 31, 1999 increased $534,601 or 16.12%.

    The following tables set forth the amount of the Company's average earning assets and interest-bearing liabilities, together with related interest income and expense and average rates for 1999 and 1998:

AVERAGE BALANCES AND NET INCOME ANALYSIS

    The condensed average balance sheets for the period indicated are presented below:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                   1999             1998
                                                              --------------   --------------
ASSETS
Cash and due from banks.....................................   $ 13,434,831     $ 11,244,308
Interest-bearing deposits in banks..........................        565,076           53,699
Taxable securities..........................................     40,795,321       34,608,904
Nontaxable securities.......................................      9,306,125        7,268,873
Federal funds sold..........................................     10,777,682       22,827,719
Securities purchased under agreement to resell..............      8,750,411        9,643,562
Loans (1)...................................................    226,024,644      168,140,784
Reserve for loan losses.....................................     (2,711,992)      (2,210,108)
Other assets................................................     15,663,278       13,404,304
                                                               ------------     ------------
Total assets................................................   $322,605,376     $264,982,045
                                                               ============     ============
Total earning assets........................................   $296,219,259     $242,543,541
                                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand..................................   $ 43,963,678     $ 37,392,897
Interest-bearing demand and savings.........................     98,974,368       84,160,718
Time deposits...............................................    143,317,073      115,989,659
                                                               ------------     ------------
Total deposits..............................................    286,255,119      237,543,274
Federal Home Loan Bank Advances.............................      4,125,291          608,219
Federal funds purchased and securities sold under agreement
  to repurchase.............................................      4,316,759          508,195
Other liabilities...........................................      1,689,549        1,749,661
                                                               ------------     ------------
Total liabilities...........................................   $296,386,718     $240,409,349
                                                               ------------     ------------
Stockholders' equity........................................   $ 26,218,658     $ 24,572,696
                                                               ------------     ------------
Total liabilities and stockholders' equity..................   $322,605,376     $264,982,045
                                                               ============     ============
Total interest-bearing liabilities..........................   $250,733,491     $201,266,791
                                                               ============     ============

------------------------

(1) Average loans include non-accrual loans, if any.

INTEREST INCOME AND INTEREST EXPENSE

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                   1999                  1998
                                                            -------------------   -------------------
                                                                       AVERAGE               AVERAGE
                                                            INTEREST     RATE     INTEREST     RATE
                                                            --------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST INCOME:
Interest and fees on loans (1)............................  $21,721      9.61%    $17,339     10.31%
Interest on investment securities:
Taxable securities........................................    2,552      6.26       2,102      6.07
Nontaxable securities.....................................      444      4.77         348      4.79
Interest on Federal funds sold............................      544      5.05       1,198      5.25
Interest on securities purchased under agreement to
  resell..................................................      441      5.04         477      4.95
Interest on deposits in banks.............................       25      4.42           3      5.56
                                                            -------      ----     -------     -----
  Total interest income...................................  $25,727      8.69%    $21,467      8.85%
                                                            -------      ----     -------     -----
INTEREST EXPENSE:
Interest on savings and interest-bearing demand
  deposits................................................  $ 2,536      2.56%    $ 2,500      2.97%
Interest on time deposits.................................    7,722      5.39       6,758      5.83
Interest on FHLB Advances.................................      193      4.68          28      4.61
Interest on Federal funds purchased and securities sold
  under agreement to repurchase...........................      188      4.35          25      4.92
                                                            -------      ----     -------     -----
  Total interest expense..................................  $10,639      4.24%    $ 9,311      4.59%
                                                            =======      ----     =======     -----
NET INTEREST INCOME.......................................  $15,088               $12,156
                                                            =======               =======
Net interest spread.......................................               4.45%                 4.26%
                                                                         ====                 =====
Net yield on average interest earning assets..............               5.09%                 5.01%
                                                                         ====                 =====

------------------------

(1) In computing yields on earning assets, the average balances of non-accruing loans are included in the average balances, and loan fees of $1,472,778 and $1,324,370 for the years ended December 31, 1999 and 1998, respectively, are included in interest income.

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

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                            1998
                                                              --------------------------------
                                                                             CHANGES DUE TO
                                                               INCREASE    -------------------
                                                              (DECREASE)     RATE      VOLUME
                                                              ----------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Increase (decrease) in:
Income from earning assets:
  Interest and fees on loans................................    $4,382     $(1,582)    $5,964
  Interest on investment securities:
    Taxable.................................................       450          76        374
    Nontaxable..............................................        96          98         (2)
  Interest on Federal funds sold............................      (654)        (22)      (632)
  Interest on securities purchased under agreement to
    resell..................................................       (36)          8        (44)
  Interest on deposits in other banks.......................        22          (6)        28
                                                                ------     -------     ------
Total interest income.......................................    $4,260     $(1,428)    $5,688
                                                                ------     -------     ------
Expense from interest-bearing liabilities
  Interest on interest-bearing demand and savings
    deposits................................................    $   36     $  (404)    $  440
  Interest on time deposits.................................       964        (633)     1,597
  Interest on other borrowings..............................       165           3        162
  Interest on Federal funds purchased and securities sold
    under agreement to repurchase...........................       163         (24)       187
                                                                ------     -------     ------
Total interest expense......................................    $1,328     $(1,058)    $2,386
                                                                ------     -------     ------
Net interest income.........................................    $2,932     $  (370)    $3,302
                                                                ======     =======     ======

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                            1997
                                                              --------------------------------
                                                                             CHANGES DUE TO
                                                               INCREASE    -------------------
                                                              (DECREASE)     RATE      VOLUME
                                                              ----------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Increase (decrease) in:
Income from earning assets:
  Interest and fees on loans................................    $3,204      $(358)     $3,562
  Interest on investment securities:
    Taxable.................................................      (129)      (145)         16
    Nontaxable..............................................       156         10         146
  Interest on federal funds sold............................       266        (30)        296
  Interest on securities purchased under agreement to
    resell..................................................      (703)       (49)       (654)
  Interest on deposits in other banks.......................        (3)        --          (3)
                                                                ------      -----      ------
Total interest income.......................................    $2,791      $(572)     $3,363
                                                                ------      -----      ------
Expense from interest-bearing liabilities
  Interest on interest-bearing demand and savings
    deposits................................................    $  305      $(184)     $  121
  Interest on time deposits.................................       984        (64)        920
  Interest on other borrowings..............................        25          2          27
  Interest on Federal funds purchased and securities sold
    under agreement to repurchase...........................         7         --           7
                                                                ------      -----      ------
Total interest expense......................................    $1,321      $(246)     $1,075
                                                                ------      -----      ------
Net interest income.........................................    $1,470      $(818)     $2,288
                                                                ======      =====      ======

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

    The liquidity and capital resources of the Company and the Banks are monitored on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by those regulatory authorities, the Banks' liquidity ratios at December 31, 1999 were considered satisfactory. At December 31, 1999, investment securities with a book value of $693,000 were scheduled to mature within one year. These investments, along with Federal funds sold and securities purchased under agreement to resell of $20,200,000 as of December 31, 1999, will provide a ready source of funds. At December 31, 1999, the Company's and the Banks' capital to asset ratios were considered adequate based on guidelines established by the regulatory authorities. During 1999, the Company increased its capital by retaining net earnings of $3,057,209 after dividend payments of $792,892. At December 31, 1999, total capital of the Company amounted to $26,863,199.

    On September 20, 1995, the Board of Directors of Westside Financial unanimously approved a stock redemption plan to redeem up to 120,000 shares of its common stock. A total of 50,000 shares were repurchased for $415,000 prior to the termination of the repurchase plan which occurred before the execution of a letter of intent in regard to the proposed merger with Eastside Holding Corporation. On February 26, 1997 the Board of Directors of First Sterling Banks, Inc. approved a stock redemption plan to redeem up to 70,000 shares of its common stock at a price not to exceed $9.00 per share. A total of 70,000 shares were repurchased for $618,875, an average price of $8.84 per share and this plan was terminated on March 8, 1997.

    In 1999 the Company and the Banks adopted a capital plan to provide for additional capital, as needed.

    Management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.

MATURITIES

    The amortized cost and fair value of securities are summarized as follows:

                                                               GROSS         GROSS
                                                AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                  COST         GAINS        LOSSES         VALUE
                                               -----------   ----------   -----------   -----------
Securities Available-for-Sale
  December 31, 1999:
  U. S. Government and agency securities.....  $22,497,224    $     --    $(1,255,605)  $21,241,619
  State and municipal securities.............    9,733,328      22,228       (664,043)    9,091,513
  Mortgage-backed securities.................   20,041,279       1,385       (995,281)   19,047,383
  Equity securities..........................      983,000          --             --       983,000
                                               -----------    --------    -----------   -----------
                                               $53,254,831    $ 23,613    $(2,914,929)  $50,363,515
                                               ===========    ========    ===========   ===========
  December 31, 1998:
  U. S. Government and agency securities.....  $19,104,633    $ 36,062    $   (56,688)  $19,084,007
  State and municipal securities.............   10,437,572     249,819        (33,865)   10,653,526
  Mortgage-backed securities.................   21,578,182      64,501        (79,159)   21,563,524
  Equity securities..........................      806,900          --             --       806,900
                                               -----------    --------    -----------   -----------
                                               $51,927,287    $350,382    $  (169,712)  $52,107,957
                                               ===========    ========    ===========   ===========

    The following table sets forth the maturity distribution by amortized cost, of securities according to type of security and contractual maturity:

                      MATURITY DISTRIBUTION OF SECURITIES
                               DECEMBER 31, 1999

                                                                AVAILABLE FOR SALE
                                                           -----------------------------   WEIGHTED
                                                           AMORTIZED              FAIR     AVERAGE
                                                             COST                VALUE      YIELD
                                                           ---------            --------   --------
                                                              (DOLLARS IN THOUSANDS)
Due in one year or less..................................   $   695             $   693     5.769%
Due from one year to five years..........................     7,414               7,146     5.614
Due from five years to ten years.........................    16,333              15,479     5.318
Due after ten years......................................     7,789               7,016     5.189
Mortgage-backed securities...............................    20,041              19,047     6.026
Equity securities........................................       983                 983     7.750
                                                            -------             -------     -----
                                                            $53,255             $50,364     6.407%
                                                            =======             =======     =====

    Securities with a carrying value of $26,441,000 and $32,512,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

    The following table represents the composition of the Banks' loan portfolio according to the purpose of the loan and/or repayment terms:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Commercial, financial and agricultural......................  $ 51,059,000   $ 40,129,000
Real estate--construction and land development..............    53,687,000     41,672,000
Real estate--mortgage.......................................   133,320,000     98,176,000
Installment and other consumer..............................    12,030,888     10,964,749
                                                              ------------   ------------
                                                               250,096,888    190,941,749
                                                              ------------   ------------
Net deferred loan fees......................................      (514,837)      (411,493)
                                                               249,582,051    190,530,256
                                                              ============   ============
Less reserve for possible loan losses.......................    (3,073,506)    (2,367,316)
                                                              ------------   ------------
Net loans...................................................  $246,508,545   $188,162,940
                                                              ============   ============

                    SUPPLEMENTAL MATURITY SCHEDULE OF LOANS
                               DECEMBER 31, 1999

                                                          OVER ONE
                                            ONE YEAR       THROUGH        OVER
                                             OR LESS     FIVE YEARS    FIVE YEARS       TOTAL
                                           -----------   -----------   -----------   ------------
Commercial and industrial................  $27,982,926   $21,426,500   $ 1,649,574   $ 51,059,000
Real estate--construction and land
  development............................   49,768,859     2,779,141     1,139,000     53,687,000
Real estate--mortgage....................   46,411,298    56,093,014    30,815,688    133,320,000
Installment and other Consumer...........    5,245,735     6,725,688        59,465     12,030,888

                           INTEREST RATE SENSITIVITY

Loans with:
  Predetermined interest rates..............  108,597,418   26,521,092           --   135,118,510
  Floating or adjustable interest rates.....   20,811,400   60,503,251   33,663,727   114,978,378

NON-PERFORMING LOANS

    There were $268,926 in non-accrual loans at December 31, 1999 and $119,971 at December 31, 1998. Accrual of interest is discontinued when management believes after considering economic and business conditions and collection efforts, that the ultimate collection of interest is doubtful.

DEPOSITS

    The following table represents the composition of the Banks' deposit accounts, for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                                 1999                  1998
                                                          -------------------   -------------------
                                                          AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                                           AMOUNT      RATE      AMOUNT      RATE
                                                          --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Noninterest-bearing deposits............................  $ 43,964       --%    $ 37,393       --%
Interest-bearing demand and savings deposits............    98,974     2.56       84,161     2.97
Time deposits...........................................   143,317     5.39      115,990     5.83

                MATURITY SCHEDULE OF TIME DEPOSITS OVER $100,000
                               DECEMBER 31, 1999

Three months or less........................................  $10,794,363
Three months to six months..................................    8,919,826
Six months to twelve months.................................   20,607,416
Over twelve months..........................................    4,069,385
                                                              -----------
Total.......................................................  $44,390,990
                                                              ===========

SUMMARY OF LOAN LOSS EXPERIENCE

    The provision for possible loan losses is based upon the growth of the loan portfolio and management's desire to provide adequately for inherent risk in the loan portfolio.

    The Banks have an internal rating system used for calculating the required reserve based on the type of loan and the assigned risk code. For loans which are classified "sub-standard" or lower, a portion of the Allowance for Loan Losses is allocated to them dependent upon the amount of estimated exposure.

    The provision for loan losses charged to operations was $795,000 during the year ended December 31, 1999, compared to $561,000 in 1998. During 1999, the Banks had net charge-offs of $88,810. There were net charge-offs of $270,041 in 1998. An analysis of the allowance for loan losses follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Average amount of loans outstanding.........................  $226,024,644   $168,140,784
                                                              ============   ============
Balance of reserve for possible loan losses at beginning of
  period....................................................  $  2,367,316   $  2,076,357
Provision charged to operating expense......................       795,000        561,000
Recoveries:
  Commercial, financial and agricultural....................         9,788          4,202
  Real estate--construction and land development............            --             --
  Real estate--mortgage.....................................         6,095         13,445
  Installment and other consumer............................        22,216         14,034
                                                              ------------   ------------
    Total recoveries........................................  $     38,099   $     31,681
                                                              ------------   ------------
Less chargeoffs:
  Commercial, financial and agricultural....................        64,309        175,176
  Real estate--construction and land development............            --             --
Real estate--mortgage.......................................            --        111,526
Installment and other consumer..............................        62,600         15,020
                                                              ------------   ------------
    Total chargeoffs........................................  $    126,909   $    301,722
                                                              ------------   ------------
Net chargeoffs..............................................  $     88,810   $    270,041
                                                              ------------   ------------
Balance of reserve for possible loan losses at end of
  period....................................................  $  3,073,506   $  2,367,316
                                                              ============   ============
Ratio of net loan chargeoffs to average loans...............           .04%           .16%
                                                              ============   ============

COMMITMENTS AND LINES OF CREDIT

    In the ordinary course of business, the Banks have granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Banks' Boards of Directors. The Banks have also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Banks adhere to the same credit and collateral policies for these off balance sheet commitments as they do for financial instruments that are recorded in the financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    The Banks had outstanding unfunded commitments at December 31, 1999, as follows:

Commercial, financial and agricultural......................  $16,310,000
Real estate--construction and land development..............   34,911,000
Real estate--mortgage.......................................   15,234,000
Installment and other consumer..............................    1,700,000
Standby letters of credit...................................    1,012,000
                                                              -----------
                                                              $69,167,000
                                                              ===========

ASSET/LIABILITY MANAGEMENT

    The following table sets forth the distribution of the repricing of the Banks' earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

    The objective of interest rate sensitivity management is to minimize the effect of interest rate changes on net interest margins while maintaining net interest income at acceptable levels. The major factors that are used to manage interest rate risk include the mix of fixed and floating interest rates, pricing and maturity patterns for all asset and liability accounts.

                                                        AFTER THREE
                                                          MONTHS      AFTER ONE
                                                            BUT        YEAR BUT
                                            WITHIN        WITHIN        WITHIN       AFTER
                                         THREE MONTHS    ONE YEAR     FIVE YEARS   FIVE YEARS    TOTAL
                                         ------------   -----------   ----------   ----------   --------
EARNING ASSETS:
Interest-bearing deposits in banks.....    $  1,225       $     --     $     --    $      --    $  1,225
Federal funds sold.....................      20,200             --           --           --      20,200
Securities.............................         693          5,737        1,409       42,525      50,364
Loans..................................     121,509         16,431       89,370       22,272     249,582
                                           --------       --------     --------    ---------    --------
Total rate sensitive assets............    $143,627       $ 22,168     $ 90,779    $  64,797    $321,371
                                           --------       --------     --------    ---------    --------
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits.......    $ 79,225       $     --     $     --    $      --    $ 79,225
Savings accounts.......................      17,487             --           --           --      17,487
Time deposits..........................      35,027         71,349       54,890          190     161,456
Other interest bearing liabilities.....       8,873             --        7,143           --    $ 16,016
                                           --------       --------     --------    ---------    --------
Total rate sensitive liabilities.......    $140,612       $ 71,349     $ 62,033    $     190    $274,184
                                           --------       --------     --------    ---------    --------
Interest rate sensitivity GAP..........    $  3,015       $(49,181)    $ 28,746    $  64,607
                                           ========       ========     ========    =========
Cumulative interest rate sensitivity
  GAP..................................    $  3,015       $(46,166)    $(17,420)   $  47,187
                                           ========       ========     ========    =========
GAP as % of assets.....................         .87%        (14.12%)       8.25%       18.55%
Cumulative GAP as a % of assets........         .87%        (13.26%)      (5.00%)      13.55%
Interest rate sensitivity GAP ratio....      102.14%         31.07%      146.34%   34,103.68%
Cumulative interest rate sensitivity
  GAP ratio............................      102.14%         78.22%       93.64%      117.21%

                   RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

    The following rate of return information for the periods indicated is presented below:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Return on assets (1)........................................    1.19%      1.25%
Return on equity (2)........................................   14.68%     13.49%
Dividend payout ratio (3)...................................   20.25%     22.05%
Equity to assets ratio (4)..................................    8.13%      9.27%

------------------------

(1) Net income divided by average total assets.

(2) Net income divided by average equity.

(3) Dividends declared per share divided by net income per share (basic).

(4) Average equity divided by average total assets.

ITEM 7. FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries are included on page F-1 through F-28 of this Annual Report on Form 10-KSB.

    Consolidated Balance Sheets--December 31, 1999 and 1998

    Consolidated Statements of Income--Years Ended December 31, 1999 and 1998

    Consolidated Statements of Comprehensive Income--Years Ended December 31, 1999 and 1998

    Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1999 and 1998

    Consolidated Statements of Cash Flows--Years Ended December 31, 1999 and
1998

    Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During 1999, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information set forth under the caption "Information about First Sterling--Board of Directors", "Information about First Sterling--Officers" and "Information about First Sterling--Reports required by Section 16(a) of the Securities Exchange Act of 1934" of the Joint Proxy Statement of the Company included in the registration statement on Form S-4 for the 2000 Annual Meeting incorporated by reference herein.

ITEM 10. EXECUTIVE COMPENSATION

    The information set forth under the caption "Information about First Sterling--Executive Compensation", "Information about First Sterling--Stock Options" and "Information about First Sterling--Director

Compensation" of the Joint Proxy Statement of the Company included in the registration Statement on Form S-4 for the 2000 Annual Meeting is incorporated by reference herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Information about First Sterling--First Sterling Security Ownership" of the Joint Proxy Statement of the Company included in the registration Statement on Form S-4 for the 2000 Annual Meeting is incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "Information about First Sterling--Certain Transactions" and "Information about First Sterling--Officers" of the Joint Proxy Statement of the Company included in the registration Statement on Form S-4 for the 2000 Annual Meeting is incorporated by reference herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following are filed with or incorporated by reference into this report.

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
            2           Merger Agreement dated December 1, 1999, between the
                        Registrant and Main Street Banks Incorporated (incorporated by reference as Appendix A to the Joint Proxy Statement/
                        Prospectus set forth in Part I of the Registration Statement on Form S-4 for the 2000 Annual Meeting)

          3.1           Articles of Incorporation of First Sterling Banks, Inc.
                        (incorporated by reference to Exhibit 3.1 to Registration
                        Statement No. 33-78046 on Form S-4) as amended by
                        Certificate of Merger and Name Change (incorporated by reference to Exhibit 3.1 of the December 31, 1996, 10-KSB)

          3.2 Bylaws of First Sterling Banks, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No.
                        33-78046 on Form S-4)

         10.1           Registrant's 1994 Substitute Incentive Stock Option Plan for
                        The Westside Bank & Trust Company's Incentive Stock Option
                        Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-97300)
                        (incorporated by reference)

         10.2 Form of Registrant's 1994 Incentive Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-97300)
                        (incorporated by reference)

         10.3           Registrant's 1995 Directors Stock Option Plan filed as
                        Exhibit 4.4 to Form S-8 (File No. 33-81053) (incorporated by reference)

         10.4 Form of Registrant's 1995 Directors Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-81053)
                        (incorporated by reference)

         10.5 Registrant's 1996 Substitute Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-15069)
                        (incorporated by reference)

         10.6           Form of Registrant's 1996 Substitute Incentive Stock Option
                        Agreement filed as Exhibit 4.2 to Form S-8 (File No.
                        333-15069) (incorporated by reference)

         10.7           Registrant's 1997 Directors Stock Option Plan filed as
                        Exhibit 4.1 to Form S-8 (File No. 333-56473) (incorporated by reference)

         10.8 Form of Registrant's 1997 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-56473)
                        (incorporated by reference)

         10.9           Registrant's 1997 Incentive Stock Option Plan filed as
                        Exhibit 4.1 to Form S-8 (File No. 333-74555) (incorporated by reference)

        10.10 Form of Registrant's 1997 Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-74555)
                        (incorporated by reference)

        10.11           Registrant's 1999 Directors Stock Option Plan included as
                        Appendix B to the Joint Proxy Statement/Prospectus set forth in Part I of the Registration Statement

        10.12 Form of Registrant's 1999 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-88645)
                        (incorporated by reference)

        10.13           Employment Agreement dated August 16, 1995, between
                        Registrant, The Westside Bank & Trust Company and Edward C.
                        Milligan filed as Exhibit 10.5 to Form S-4 (File No.
                        333-03116) (incorporated by reference)

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
        10.14           Employment Agreement dated January 5, 1998, between The
                        Eastside Bank & Trust Company and Christopher H. Burnett
                        filed as Exhibit 10.14 to Registrant's Form 10-KSB for the year ended December 31, 1998 (incorporated by reference,
                        File No. 000-25128)

        10.15           Employment Agreement dated January 1, 1998 between Community
                        Bank of Georgia and Ted A. Murphy (incorporated by reference as EXHIBIT B to APPENDIX A to the Joint Proxy
                        Statement/Prospectus set forth in Part I of the Registration
                        Statement on Form S-4 for the 2000 Annual Meeting)

           21           Subsidiaries of First Sterling Banks, Inc. include: The
                        Westside Bank & Trust Company, Kennesaw, Georgia, The
                        Eastside Bank & Trust Company, Snellville, Georgia and
                        Community Bank of Georgia, Tucker, Georgia.

           23 Consent of Mauldin & Jenkins, LLC concerning the financial statements of First Sterling Banks, Inc.

           27           Financial Data Schedule

    (b) Reports on Form 8-K

    The Company filed a Form 8-K, on December 3, 1999 announcing the signing of a definitive agreement to merge Main Street Banks, Inc. with and into First Sterling Banks, Inc.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FIRST STERLING BANKS, INC.
                                                       (REGISTRANT)

                                                       BY:            /S/ EDWARD C. MILLIGAN
                                                            -----------------------------------------
                                                                  Edward C. Milligan, President
                                                               Chief Executive Officer and Chairman

Date: March 28, 2000

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:                   /s/ BARBARA J. BOND                                 Date: March 28, 2000
          -------------------------------------------
        Barbara J. Bond, Secretary/Treasurer, Principal
               Financial and Accounting Officer

By:                   /s/ EUGENE L. ARGO                                  Date: March 28, 2000
          -------------------------------------------
                   Eugene L. Argo, Director

By:               /s/ JAMES L. ARMSTRONG, JR.                             Date: March 28, 2000
          -------------------------------------------
                 James L. Armstrong, Director

By:               /s/ CHRISTOPHER H. BURNETT                              Date: March 28, 2000
          -------------------------------------------
               Christopher H. Burnett, Director

By:                   /s/ P. HARRIS HINES                                 Date: March 28, 2000
          -------------------------------------------
                   P. Harris Hines, Director

By:                /s/ HARRY L. HUDSON, JR.                               Date: March 28, 2000
          -------------------------------------------
                Harry L. Hudson, Jr., Director

By:                    /s/ TED A. MURPHY                                  Date: March 28, 2000
          -------------------------------------------
                    Ted A. Murphy, Director

By:               /s/ JOHN S. THIBADEAU, JR.                              Date: March 28, 2000
          -------------------------------------------
               John S. Thibadeau, Jr., Director

By:                 /s/ BENJAMIN H. WOFFORD                               Date: March 28, 2000
          -------------------------------------------
                 Benjamin H. Wofford, Director

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

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1999

                  FIRST STERLING BANKS, INC. AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
INDEPENDENT AUDITOR'S REPORT................................      F-3

FINANCIAL STATEMENTS

  Consolidated balance sheets...............................      F-4

  Consolidated statements of income.........................      F-5

  Consolidated statements of comprehensive income...........      F-6

  Consolidated statements of stockholders' equity...........      F-7

  Consolidated statements of cash flows.....................      F-8

  Notes to consolidated financial statements................   F-9-28

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
First Sterling Banks, Inc. and Subsidiaries
Kennesaw, Georgia

    We have audited the accompanying consolidated balance sheets of FIRST STERLING BANKS, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for Georgia Bancshares, Inc. which statements reflect total assets of $82,572,113 as of December 31, 1998 and net interest income of $3,541,715 for the year ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Georgia Bancshares, Inc., is based solely on the report of other auditors.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Sterling Banks, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
January 27, 2000

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Cash and due from banks.....................................  $ 13,477,155   $ 10,131,534
Interest-bearing deposits in banks..........................     1,224,671        205,696
Federal funds sold and securities purchased under resell
  agreements................................................    20,200,000     20,339,000
Securities available-for-sale...............................    50,363,515     52,107,957
Loans.......................................................   249,582,051    190,530,256
Less allowance for loan losses..............................     3,073,506      2,367,316
                                                              ------------   ------------
    Loans, net..............................................   246,508,545    188,162,940
                                                              ------------   ------------
Premises and equipment......................................    10,815,720      8,628,149
Other assets................................................     5,661,135      4,123,971
                                                              ------------   ------------
    Total assets............................................  $348,250,741   $283,699,247
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing demand................................  $ 45,464,673   $ 39,389,101
  Interest-bearing demand...................................    79,225,406     67,153,844
  Savings...................................................    17,487,249     16,414,024
  Time, $100,000 and over...................................    44,390,990     34,276,579
  Other time................................................   117,064,524     96,046,018
                                                              ------------   ------------
    Total deposits..........................................   303,632,842    253,279,566
Federal funds purchased and securities sold under repurchase
  agreements................................................     8,872,722        593,962
Other borrowings............................................     7,142,500      3,000,000
Other liabilities...........................................     1,739,478      1,271,216
                                                              ------------   ------------
    Total liabilities.......................................   321,387,542    258,144,744
                                                              ------------   ------------
Commitments and contingent liabilities
Stockholders' equity
  Common stock, no par value; 50,000,000 shares authorized;
    5,051,431 and 4,228,276 issued at amount paid in,
    respectively............................................    18,483,342     18,309,914
  Retained earnings.........................................    11,380,823      8,264,147
  Accumulated other comprehensive income (loss).............    (1,967,091)        14,317
  Treasury stock, 169,082 and 131,500 shares,
    respectively............................................    (1,033,875)    (1,033,875)
                                                              ------------   ------------
    Total stockholders' equity..............................    26,863,199     25,554,503
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $348,250,741   $283,699,247
                                                              ============   ============

                See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999          1998
                                                              -----------   -----------
Interest income
  Loans.....................................................  $21,720,973   $17,338,808
  Taxable securities........................................    2,552,207     2,101,634
  Nontaxable securities.....................................      444,358       348,488
  Deposits in banks.........................................       24,874         2,963
  Federal funds sold and securities purchased under resell
    agreements..............................................      984,659     1,675,397
                                                              -----------   -----------
    Total interest income...................................   25,727,071    21,467,290
                                                              -----------   -----------
Interest expense
  Deposits..................................................   10,257,306     9,257,810
  Federal funds purchased and securities sold under
    repurchase agreements...................................      188,666        25,395
  Other borrowings..........................................      192,677        28,264
                                                              -----------   -----------
    Total interest expense..................................   10,638,649     9,311,469
                                                              -----------   -----------
    Net interest income.....................................   15,088,422    12,155,821
Provision for loan losses...................................      795,000       561,000
                                                              -----------   -----------
    Net interest income after provision for loan losses.....   14,293,422    11,594,821
                                                              -----------   -----------
Other income
  Service charges on deposit accounts.......................      833,098       738,981
  Net realized gains (losses) on sales of securities
    available-for-sale......................................       (4,913)       23,912
  Gains on sale of loans....................................       30,346       159,448
  Other operating income....................................      506,230       658,835
                                                              -----------   -----------
    Total other income......................................    1,364,761     1,581,176
                                                              -----------   -----------
Other expense
  Salaries and employee benefits............................    5,220,849     4,492,009
  Equipment and occupancy expenses..........................    1,116,743       920,608
  Other operating expenses..................................    3,274,580     2,863,217
                                                              -----------   -----------
    Total other expenses....................................    9,612,172     8,275,834
                                                              -----------   -----------
    Income before income taxes..............................    6,046,011     4,900,163
Income tax expense..........................................    2,195,910     1,584,663
                                                              -----------   -----------
    Net income..............................................  $ 3,850,101   $ 3,315,500
                                                              ===========   ===========
Basic earnings per common share.............................  $      0.79   $      0.68
                                                              ===========   ===========
Diluted earnings per common share...........................  $      0.74   $      0.64
                                                              ===========   ===========

                See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999          1998
                                                              -----------   ----------
Net income..................................................  $ 3,850,101   $3,315,500
                                                              -----------   ----------
Other comprehensive income (loss):
  Unrealized gains (losses) on securities
    available-for-sale:
    Unrealized holding gains (losses) arising during period,
      net of tax (benefits) of $(1,092,433) and $21,413,
      respectively..........................................   (1,984,466)      40,944
    Reclassification adjustment for (gains) losses realized
      in net income, net of tax (benefits) of ($1,855) and
      $9,087, respectively..................................        3,058      (14,825)
                                                              -----------   ----------
Other comprehensive income (loss)...........................   (1,981,408)      26,119
                                                              -----------   ----------
Comprehensive income........................................  $ 1,868,693   $3,341,619
                                                              ===========   ==========

                See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                       COMMON STOCK                        ACCUMULATED
                                  -----------------------                     OTHER            TREASURY STOCK           TOTAL
                                                AMOUNT       RETAINED     COMPREHENSIVE    ----------------------   STOCKHOLDERS'
                                   SHARES       PAID IN      EARNINGS     INCOME (LOSS)     SHARES       COST          EQUITY
                                  ---------   -----------   -----------   --------------   --------   -----------   -------------
BALANCE, DECEMBER 31, 1997......  2,839,235   $18,223,975   $ 5,592,889    $   (11,802)     65,750    $(1,033,875)   $22,771,187
  Net income....................          0             0     3,315,500              0           0              0      3,315,500
  Cash dividends declared, $.15
    per share...................          0             0      (644,242)             0           0              0       (644,242)
  Stock split...................  1,378,665             0             0              0      65,750              0              0
  Exercise of stock options.....     10,376        70,939             0              0           0              0         70,939
  Stock option compensation
    expense.....................          0        15,000             0              0           0              0         15,000
  Other comprehensive income....          0             0             0         26,119           0              0         26,119
                                  ---------   -----------   -----------    -----------     -------    -----------    -----------
BALANCE, DECEMBER 31, 1998......  4,228,276    18,309,914     8,264,147         14,317     131,500     (1,033,875)    25,554,503
  Net income....................          0             0     3,850,101              0           0              0      3,850,101
  Cash dividends declared, $.16
    per share...................          0             0      (792,892)             0           0              0       (792,892)
  28.58% stock dividend.........    790,269             0             0              0      37,582              0              0
  Exercise of stock options.....     32,886       173,428             0              0           0              0        173,428
  Tax benefit from exercise of
    stock options...............          0             0        59,467              0           0              0         59,467
  Other comprehensive loss......          0             0             0     (1,981,408)          0              0     (1,981,408)
                                  ---------   -----------   -----------    -----------     -------    -----------    -----------
BALANCE, DECEMBER 31, 1999......  5,051,431   $18,483,342   $11,380,823    $(1,967,091)    169,082    $(1,033,875)   $26,863,199
                                  =========   ===========   ===========    ===========     =======    ===========    ===========

                See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              ------------   ------------
OPERATING ACTIVITIES
  Net income................................................  $  3,850,101   $  3,315,500
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................       537,933        502,399
    Provision for loan losses...............................       795,000        561,000
    Deferred income taxes...................................      (397,281)      (109,100)
    Net realized (gains) losses on sales of securities
     available-for-sale.....................................         4,913        (23,912)
    Gains on sales of loans.................................       (30,346)      (159,448)
    Losses on sales of other real estate....................        25,112        101,456
    Increase in interest receivable.........................      (335,638)      (253,846)
    Increase in interest payable............................       317,743         27,662
    Other operating activities..............................       249,501       (285,370)
                                                              ------------   ------------
      Net cash provided by operating activities.............     5,017,038      3,676,341
                                                              ------------   ------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale................   (19,443,426)   (42,418,649)
  Proceeds from sales of securities available-for-sale......     4,420,285     10,294,738
  Proceeds from maturities of securities
    available-for-sale......................................    13,690,684     17,890,680
  Proceeds from maturities of securities held-to-maturity...             0      2,248,974
  Net decrease in Federal funds sold and securities
    purchased under resell agreements.......................       139,000     14,582,000
  Net increase in interest-bearing deposits in banks........    (1,018,975)       (74,881)
  Proceeds from sale of loans...............................       178,922      1,245,743
  Net increase in loans.....................................   (59,440,926)   (40,284,329)
  Purchases of premises and equipment.......................    (2,725,504)    (1,170,511)
  Proceeds from sales of other real estate..................       373,451        871,904
  Improvements to and first lien payoffs on other real
    estate..................................................             0       (119,079)
                                                              ------------   ------------
      Net cash used in investing activities.................   (63,826,489)   (36,933,410)
                                                              ------------   ------------

FINANCING ACTIVITIES
  Net increase in deposits..................................    50,353,276     29,542,445
  Net increase in securities sold under repurchase
    agreements..............................................     8,278,760        239,901
  Dividends paid............................................      (792,892)      (644,242)
  Net increase in other borrowings..........................     4,142,500      3,000,000
  Proceeds from exercise of stock options...................       173,428         70,939
                                                              ------------   ------------
      Net cash provided by financing activities.............    62,155,072     32,209,043
                                                              ------------   ------------

Net increase (decrease) in cash and due from banks..........     3,345,621     (1,048,026)

Cash and due from banks at beginning of year................    10,131,534     11,179,560
                                                              ------------   ------------

Cash and due from banks at end of year......................  $ 13,477,155   $ 10,131,534
                                                              ============   ============

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest................................................  $ 10,320,906   $  9,308,259

    Income taxes............................................  $  2,440,100   $  1,914,454

NONCASH TRANSACTIONS
  Unrealized (gains) losses on securities
    available-for-sale......................................  $  3,071,986   $    (39,532)

  Transfers of loans to other real estate...................  $    151,745   $    639,520

  Sales of other real estate financed.......................  $          0   $    166,429

                See Notes to Consolidated Financial Statements.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    First Sterling Banks, Inc. (the "Company") is a multi-bank holding company whose business is conducted by its wholly-owned subsidiaries, The Westside
Bank & Trust Company, The Eastside Bank & Trust Company, and Community Bank of Georgia (the "Banks"). The Banks are commercial banks located in Cobb, Gwinnett, and DeKalb Counties, Georgia, respectively. The Banks provide a full range of banking services in their primary market areas of Cobb, Gwinnett, DeKalb, and surrounding counties. The Eastside Bank & Trust Company has a wholly-owned subsidiary, Eastside Financial Services, Inc., which originates, sells and services loans made under the Small Business Administration (SBA) Program.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets.

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

    The amounts advanced under resell agreements represent short-term loans and are combined with Federal funds sold in the balance sheet. The securities underlying the resell agreements are delivered by appropriate entry into a third-party custodian's account designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. Securities purchased under resell agreements averaged approximately $8,750,000 and $9,644,000 during 1999 and 1998, respectively, and the maximum amounts outstanding at any month-end during 1999 and 1998 was $109,500,000 and $86,500,000, respectively.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SECURITIES

    Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and recorded at amortized cost. All other debt securities are classified as available-for-sale and recorded at fair value with net unrealized gains and losses reported in other comprehensive income, net of tax. Equity securities without a readily determinable fair value are classified as securities available-for-sale and recorded at cost.

    Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

LOANS

    Loans are reported at their outstanding principal balances less net deferred loan fees and costs and the allowance for loan losses. Interest income is accrued based on the principal amount outstanding.

    Nonrefundable loan fees and certain direct loan origination costs are deferred with the net amount recognized in income over the life of the loans.

    The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

    The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

    A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SALE OF LOANS

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

PREMISES AND EQUIPMENT

    Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

OTHER REAL ESTATE OWNED

    Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other expenses. The carrying amount of other real estate owned at December 31, 1999 and 1998 was $214,400 and $457,964, respectively.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

    Securities sold under repurchase agreements which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities on a daily basis.

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

    Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur.

    The Company and the Banks file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER COMMON SHARE

    Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The number of common shares was increased by the number of shares issuable upon the exercise of the stock options described in Note 8. This theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased for the treasury with the proceeds from the exercise of the options; these purchases were assumed to have been made at the price per share that approximates average market price. The treasury stock method for determining the amount of dilution of stock options is based on the concept that common shares which could have been purchased with the proceeds of the exercise of common stock options at market price are not actually outstanding common shares.

COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards ("SFAS") No. 130, ("Reporting Comprehensive Income"), describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. SECURITIES

    The amortized cost and fair value of securities are summarized as follows:

                                                               GROSS         GROSS
                                                AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                  COST         GAINS        LOSSES         VALUE
                                               -----------   ----------   -----------   -----------
SECURITIES AVAILABLE-FOR-SALE
  DECEMBER 31, 1999:
  U. S. Government and agency securities.....  $22,497,224    $     --    $(1,255,605)  $21,241,619
  State and municipal securities.............    9,733,328      22,228       (664,043)    9,091,513
  Mortgage-backed securities.................   20,041,279       1,385       (995,281)   19,047,383
  Equity securities..........................      983,000          --             --       983,000
                                               -----------    --------    -----------   -----------
                                               $53,254,831    $ 23,613    $(2,914,929)  $50,363,515
                                               ===========    ========    ===========   ===========
  DECEMBER 31, 1998:
  U. S. Government and agency securities.....  $19,104,633    $ 36,062    $   (56,688)  $19,084,007
  State and municipal securities.............   10,437,572     249,819        (33,865)   10,653,526
  Mortgage-backed securities.................   21,578,182      64,501        (79,159)   21,563,524
  Equity securities..........................      806,900          --             --       806,900
                                               -----------    --------    -----------   -----------
                                               $51,927,287    $350,382    $  (169,712)  $52,107,957
                                               ===========    ========    ===========   ===========

    The amortized cost and fair value of securities as of December 31, 1999 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following summary.

                                                     SECURITIES AVAILABLE-FOR-SALE
                                                     -----------------------------
                                                       AMORTIZED         FAIR
                                                         COST            VALUE
                                                     -------------   -------------
Due in one year or less............................   $   695,000     $   692,620
Due from one year to five years....................     7,413,317       7,146,325
Due from five to ten years.........................    16,332,942      15,478,490
Due after ten years................................     7,789,293       7,015,697
Mortgage-backed securities.........................    20,041,279      19,047,383
Equity securities..................................       983,000         983,000
                                                      -----------     -----------
                                                      $53,254,831     $50,363,515
                                                      ===========     ===========

    Securities with a carrying value of $26,441,000 and $32,512,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. SECURITIES (CONTINUED)

    Gross gains and losses on sales of securities available-for-sale consist of the following:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Gross gains...............................................  $16,929    $48,987
Gross losses..............................................  (21,842)   (25,075)
                                                            -------    -------
Net realized gains (losses)...............................  $(4,913)   $23,912
                                                            =======    =======

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The composition of loans is summarized as follows:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
Commercial, financial, and agricultural..........  $ 51,059,000   $ 40,129,000
Real estate--construction........................    53,687,000     41,672,000
Real estate--mortgage............................   133,320,000     98,176,000
Consumer instalment and other....................    12,030,888     10,964,749
                                                   ------------   ------------
                                                    250,096,888    190,941,749
Deferred loan fees and costs.....................      (514,837)      (411,493)
Allowance for loan losses........................    (3,073,506)    (2,367,316)
                                                   ------------   ------------
Loans, net.......................................  $246,508,545   $188,162,940
                                                   ============   ============

    Changes in the allowance for loan losses are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
BALANCE, BEGINNING OF YEAR...........................  $2,367,316    $2,076,357
  Provision for loan losses..........................     795,000       561,000
  Loans charged off..................................    (126,909)     (301,722)
  Recoveries of loans previously charged off.........      38,099        31,681
                                                       ----------    ----------
BALANCE, END OF YEAR.................................  $3,073,506    $2,367,316
                                                       ==========    ==========

    The total recorded investment in impaired loans was $268,926 and $119,971 at December 31, 1999 and 1998, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114 ("Accounting by Creditors for Impairment of a Loan") at December 31, 1999 and 1998. The average recorded investment in impaired loans for 1999 and 1998 was $140,134 and $244,177, respectively. Interest income recognized on impaired loans for cash payments received was not material for the years ended
December 31, 1999 and 1998.

    The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED) and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1999 are as follows:

BALANCE, BEGINNING OF YEAR..................................  $6,277,290
  Advances..................................................   4,136,964
  Repayments................................................  (1,041,902)
                                                              ----------
BALANCE, END OF YEAR........................................  $9,372,352
                                                              ==========

NOTE 4. PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      -----------   ----------
Land................................................  $ 3,520,103   $3,519,909
Buildings...........................................    6,826,270    5,066,875
Equipment...........................................    3,844,299    2,761,287
Construction in progress............................           --       73,415
                                                      -----------   ----------
                                                       14,190,672   11,421,486
Accumulated depreciation............................   (3,374,952)  (2,793,337)
                                                      -----------   ----------
                                                      $10,815,720   $8,628,149
                                                      ===========   ==========

LEASES:

    The Banks lease certain of their branch facilities under various noncancelable operating leases. Future minimum lease payments on noncancelable operating leases are summarized as follows:

2000........................................................  $115,111
2001........................................................   117,908
2002........................................................   100,810
2003........................................................    87,783
2004........................................................    55,116
                                                              --------
                                                              $476,728
                                                              ========

    Rental expense under all operating leases amounted to $57,518 and $11,009 for the years ended December 31, 1999 and 1998, respectively.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. DEPOSITS

    The scheduled maturities of time deposits at December 31, 1999 are as follows:

2000........................................................  $134,557,131
2001........................................................    18,580,711
2002........................................................     3,717,786
2003........................................................     3,803,506
2004........................................................       726,269
Thereafter..................................................        70,111
                                                              ------------
                                                              $161,455,514
                                                              ============

NOTE 6. OTHER BORROWINGS

    Other borrowings consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Advance from the Federal Home Loan Bank, due in
  monthly instalments of $1,250 plus interest at
  6.70%, matures June 16, 2009, collateralized by
  mortgage loans.....................................  $  142,500   $       --
Advance from the Federal Home Loan Bank with interest
  payable quarterly at 5.36% until September 29, 2000
  when the rate may be converted to the three month
  LIBOR, due September 29, 2004, collateralized by
  mortgage loans and securities......................   4,000,000           --
Advance from the Federal Home Loan Bank with interest
  payable quarterly at 4.41%, due October 16, 2003,
  collateralized by securities.......................   3,000,000    3,000,000
                                                       ----------   ----------
                                                       $7,142,500   $3,000,000
                                                       ==========   ==========

    Aggregate maturities required on other borrowings at December 31, 1999 are as follows:

2000........................................................  $   15,000
2001........................................................      15,000
2002........................................................      15,000
2003........................................................   3,015,000
2004........................................................   4,015,000
Thereafter..................................................      67,500
                                                              ----------
                                                              $7,142,500
                                                              ==========

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. EMPLOYEE AND DIRECTOR BENEFIT PLANS

    The Company has a 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense during 1999 and 1998 amounted to $78,853 and $52,951, respectively.

    The Company has deferred compensation agreements for certain of its key officers and directors which provide for death and retirement benefits. The estimated amounts to be paid under these agreements have been funded through the purchase of life insurance policies and other investment accounts. The balance of the deferred compensation included in other liabilities amounted to $272,119 and $131,394 at December 31, 1999 and 1998, respectively. Deferred compensation expense recognized under these agreements amounted to $149,808 and $48,748 for the years ended December 31, 1999 and 1998, respectively. The balance of the policy cash surrender value and other investment accounts included in other assets was $1,023,745 and $957,493 at December 31, 1999 and 1998, respectively. Income recognized on the policies and accounts amounted to $42,252 and $31,461 for the years ended December 31, 1999 and 1998, respectively.

NOTE 8. STOCK OPTIONS

    The Company has various stock option plans with common stock reserved for key employees and directors. At December 31, 1999, the Company had 212,357 shares of its authorized but unissued common stock reserved for future grants under the stock option plans. Option prices under these plans are equal to the fair value of the Company's common stock on the date of the grant. The options vest over time periods

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. STOCK OPTIONS (CONTINUED)
determined by the Compensation Committee of the Board of Directors and expire ten years from date of grant. Other pertinent information related to the options is as follows:

                                                YEARS ENDED DECEMBER 31,
                                       -------------------------------------------
                                               1999                   1998
                                       --------------------   --------------------
                                                  WEIGHTED-              WEIGHTED-
                                                   AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE
                                        NUMBER      PRICE      NUMBER      PRICE
                                       --------   ---------   --------   ---------
Under option, beginning of year......   634,596    $ 5.32      612,543     $4.96
  Granted............................    72,809     11.46       74,568      9.43
  Exercised..........................   (32,886)     5.27      (13,037)     5.44
  Terminated.........................    (4,773)     6.24      (39,478)     7.58
                                       --------               --------
Under option, end of year............   669,746      5.98      634,596      5.32
                                       ========               ========
Exercisable, end of year.............   608,911      5.49      557,072      4.80
                                       ========               ========
Weighted-average fair value of
  options granted during the year....  $   5.01               $   3.82
                                       ========               ========

                          UNDER OPTION, END OF YEAR
-----------------------------------------------------------------------------
                                                             WEIGHTED-AVERAGE
                                                                REMAINING
                                          WEIGHTED-AVERAGE   CONTRACTUAL LIFE
       NUMBER           RANGE OF PRICES    EXERCISE PRICE        IN YEARS
---------------------   ---------------   ----------------   ----------------
         309,200         $ 3.07- 4.55          $ 3.62                5
         234,574         $ 4.82- 7.19          $ 6.34                7
          32,269         $ 7.40- 9.72          $ 9.45                9
          93,703         $11.08-12.83          $11.67               10
    ------------
         669,746                                                     7
    ============

                  OPTIONS EXERCISABLE, END OF YEAR
--------------------------------------------------------------------
             309,200    $3.07- 4.55       $ 3.62             5
             232,517    $4.82- 7.19       $ 6.33             7
               9,434    $7.40- 9.72       $ 8.80             9
              57,760    $11.08-12.83      $11.56            10
 -------------------
             608,911                                         7
 ===================

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. STOCK OPTIONS (CONTINUED)

    As permitted by SFAS No. 123 ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized $-- and $15,000 of compensation cost for stock-based employee compensation awards for the years ended December 31, 1999 and 1998, respectively. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows:

                                                YEAR ENDED DECEMBER 31, 1999
                                                ----------------------------------
                                                               BASIC      DILUTED
                                                             EARNINGS    EARNINGS
                                                NET INCOME   PER SHARE   PER SHARE
                                                ----------   ---------   ---------
As reported...................................  $3,850,101     $0.79       $0.74
Stock-based compensation, net of related tax
  effect......................................    (215,923)    (0.04)      (0.04)
                                                ----------     -----       -----
As adjusted...................................  $3,634,178     $0.75       $0.70
                                                ==========     =====       =====

                                                   YEAR ENDED DECEMBER 31, 1998
                                                ----------------------------------
AS REPORTED.                                    $3,315,500   $    0.68   $    0.64
Stock-based compensation, net of related tax
  effect......................................     (40,536)    (0.01)      (0.01)
                                                ----------     -----       -----
As adjusted...................................  $3,274,964     $0.67       $0.63
                                                ==========     =====       =====

    The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following weighted-average assumptions:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Risk-free interest rate...................................    6.47%      5.12%
Expected life of the options..............................  7 YEARS    7 years
Expected dividends (as a percent of the fair value of the
  stock)..................................................    1.27%      1.71%
Volatility................................................   35.59%     37.79%

NOTE 9. INCOME TAXES

    Income tax expense consists of the following:

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
Current..............................................  $2,593,191    $1,693,763
Deferred.............................................    (397,281)     (109,100)
                                                       ----------    ----------
      Income tax expense.............................  $2,195,910    $1,584,663
                                                       ==========    ==========

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. INCOME TAXES (CONTINUED)
    The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------
                                                    1999                    1998
                                            ---------------------   ---------------------
                                              AMOUNT     PERCENT      AMOUNT     PERCENT
                                            ----------   --------   ----------   --------
Income taxes at statutory rate............  $2,055,644      34%     $1,666,056      34%
  Tax-exempt interest.....................    (150,756)     (2)       (117,655)     (3)
  State income taxes......................     142,801       2          86,780       2
  Merger expenses.........................      91,331       2              --      --
  Other items, net........................      56,890      --         (50,518)     (1)
                                            ----------      --      ----------      --
Income tax expense........................  $2,195,910      36%     $1,584,663      32%
                                            ==========      ==      ==========      ==

    The components of deferred income taxes are as follows:

                                                            DECEMBER 31,
                                                        ---------------------
                                                           1999        1998
                                                        ----------   --------
Deferred tax assets:
  Loan loss reserves..................................  $  993,644   $644,964
  Deferred loan fees and costs........................     125,666     90,770
  Deferred compensation...............................     139,184     41,578
  Other real estate writedowns........................       5,963     18,980
  Securities available-for-sale.......................   1,030,147         --
  Other...............................................          --     59,241
                                                        ----------   --------
                                                         2,294,604    855,533
                                                        ----------   --------
Deferred tax liabilities:
  Depreciation........................................     144,788     97,829
  Securities available-for-sale.......................          --     59,353
  Other...............................................          --     35,316
                                                        ----------   --------
                                                           144,788    192,498
                                                        ----------   --------
Net deferred tax assets...............................  $2,149,816   $663,035
                                                        ==========   ========

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. EARNINGS PER COMMON SHARE

    The following is a reconciliation of net income and weighted-average shares outstanding used in determining basic and diluted earnings per common share
(EPS):

                                                 YEAR ENDED DECEMBER 31, 1999
                                           -----------------------------------------
                                              NET       WEIGHTED-AVERAGE   PER SHARE
                                             INCOME          SHARES         AMOUNT
                                           ----------   ----------------   ---------
Basic EPS................................  $3,850,101      4,861,826         $0.79
                                                                             =====
Effect of Dilutive Securities Stock
  options................................          --        323,166
                                           ----------      ---------
Diluted EPS..............................  $3,850,101      5,184,992         $0.74
                                           ==========      =========         =====

                                                 YEAR ENDED DECEMBER 31, 1998
                                           -----------------------------------------
                                              NET       WEIGHTED-AVERAGE   PER SHARE
                                             INCOME          SHARES         AMOUNT
                                           ----------   ----------------   ---------
Basic EPS................................  $3,315,500      4,841,394         $0.68
                                                                             =====
Effect of Dilutive Securities Stock
  options................................          --        342,453
                                           ----------      ---------
Diluted EPS..............................  $3,315,500      5,183,847         $0.64
                                           ==========      =========         =====

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

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

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Commitments to extend credit.......................  $68,155,000   $59,219,000
Standby letters of credit..........................    1,012,000     1,043,000
                                                     -----------   -----------
                                                     $69,167,000   $60,262,000
                                                     ===========   ===========

    Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

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

NOTE 12. CONCENTRATIONS OF CREDIT

    The Company originates primarily commercial, residential, and consumer loans to customers in Cobb, Gwinnett, and DeKalb Counties and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

    Seventy-five percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market areas. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market areas. The other significant concentrations of credit by type of loan are set forth in Note 3.

    The Banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Banks' statutory capital, which amounted to $2,136,000 for The Westside Bank & Trust Company, $1,903,000 for The Eastside Bank & Trust Company, and $1,543,000 for Community Bank of Georgia.

NOTE 13. REGULATORY MATTERS

    The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, approximately $2,201,000 of retained earnings were available for dividend declaration without regulatory approval.

    The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective provisions are not applicable to bank holding companies.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. REGULATORY MATTERS (CONTINUED)
of Tier I capital to average assets. Management believes, as of December 31, 1999, the Company and the Banks meet all capital adequacy requirements to which they are subject.

    As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks, except for The Eastside Bank & Trust Company, as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

    The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                                                 TO BE WELL
                                                                           FOR CAPITAL        CAPITALIZED UNDER
                                                                            ADEQUACY          PROMPT CORRECTIVE
                                                       ACTUAL               PURPOSES          ACTION PROVISIONS
                                                 -------------------   -------------------   -------------------
                                                  AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                 --------   --------   --------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
As of December 31, 1999:
Total Capital to Risk Weighted Assets:
  Consolidated.................................  $31,903     11.06%    $23,087     8.00%     $   N/A        N/A
  Westside.....................................  $12,463     11.37%    $ 8,770     8.00%     $10,962     10.00%
  Eastside.....................................  $ 9,937      9.92%    $ 8,019     8.00%     $10,022     10.00%
  Community....................................  $ 9,364     11.50%    $ 6,517     8.00%     $ 8,146     10.00%
Tier I Capita to Risk Weighted Assets:
  Consolidated.................................  $28,830      9.99%    $11,544     4.00%     $   N/A        N/A
  Westside.....................................  $11,408     10.41%    $ 4,385     4.00%     $ 6,577      6.00%
  Eastside.....................................  $ 8,854      8.83%    $ 4,009     4.00%     $ 6,014      6.00%
  Community....................................  $ 8,429     10.35%    $ 3,259     4.00%     $ 4,888      6.00%
Tier I Capital to Average Asset:
  Consolidated.................................  $28,830      7.66%    $15,055     4.00%     $   N/A        N/A
  Westside.....................................  $11,408      6.99%    $ 6,533     4.00%     $ 8,166      5.00%
  Eastside.....................................  $ 8,854      7.49%    $ 4,726     4.00%     $ 5,908      5.00%
  Community....................................  $ 8,429      8.88%    $ 3,799     4.00%     $ 4,748      5.00%

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. REGULATORY MATTERS (CONTINUED)

                                                                                                TO BE WELL
                                                                          FOR CAPITAL        CAPITALIZED UNDER
                                                                           ADEQUACY          PROMPT CORRECTIVE
                                                      ACTUAL               PURPOSES          ACTION PROVISIONS
                                                -------------------   -------------------   -------------------
                                                 AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                --------   --------   --------   --------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
As of December 31, 1998:
Total Capital to Risk Weighted Assets:
  Consolidated................................  $27,907     12.33%    $18,112     8.00%     $   N/A        N/A
  Westside....................................  $10,727     13.35%    $ 6,428     8.00%     $ 8,035     10.00%
  Eastside....................................  $ 8,668     10.69%    $ 6,488     8.00%     $ 8,110     10.00%
  Community...................................  $ 8,198     12.60%    $ 5,219     8.00%     $ 6,524     10.00%
Tier I Capita to Risk Weighted Assets:
  Consolidated................................  $25,540     11.28%    $ 9,056     4.00%     $   N/A        N/A
  Westside....................................  $ 9,911     12.34%    $ 3,214     4.00%     $ 4,821      6.00%
  Eastside....................................  $ 7,858      9.69%    $ 3,244     4.00%     $ 4,866      6.00%
  Community...................................  $ 7,457     11.40%    $ 2,610     4.00%     $ 3,914      6.00%
Tier I Capital to Average Assets:
  Consolidated................................  $25,540      9.21%    $11,088     4.00%     $   N/A        N/A
  Westside....................................  $ 9,911      8.75%    $ 4,529     4.00%     $ 5,661      5.00%
  Eastside....................................  $ 7,858      9.02%    $ 3,483     4.00%     $ 4,354      5.00%
  Community...................................  $ 7,457      9.70%    $ 3,071     4.00%     $ 3,838      5.00%

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

OTHER BORROWINGS:

    For other borrowings, fair values are estimated using discounted cash flow models based on the current incremental borrowing rates for similar types of borrowing arrangements.

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

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The estimated fair values of the Company's financial instruments were as follows:

                                             DECEMBER 31, 1999             DECEMBER 31, 1998
                                        ---------------------------   ---------------------------
                                          CARRYING         FAIR         CARRYING         FAIR
                                           AMOUNT         VALUE          AMOUNT         VALUE
                                        ------------   ------------   ------------   ------------
Financial assets:
  Cash and due from banks, interest-
    bearing deposits in banks, Federal
    funds sold and securities
    purchased under resell
    agreements........................  $ 34,901,826   $ 34,901,826   $ 30,676,230   $ 30,676,230
  Securities available-for-sale.......    50,363,515     50,363,515     52,107,957     52,107,957
  Loans...............................   246,508,545    248,418,212    188,162,940    190,042,706
  Accrued interest receivable.........     1,933,643      1,933,643      1,598,005      1,598,005
Financial liabilities:
  Deposits............................   303,632,842    303,868,954    253,279,566    254,624,588
  Securities sold under repurchase
    agreements........................     8,872,722      8,872,722        593,962        593,962
  Accrued interest payable............     1,091,159      1,091,159        773,416        773,416
  Other borrowings....................     7,142,500      6,523,672      3,000,000      2,909,732

NOTE 15. BUSINESS COMBINATIONS

    On April 23, 1999, the Company effected a business combination and merger with Georgia Bancshares, Inc. by exchanging 1,461,632 shares of its common stock for all of the common stock of Georgia Bancshares, Inc. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include Georgia Bancshares, Inc. Prior to the consummation of the merger, the Company declared a 28.58% stock dividend payable to Company stockholders. All per share and stock option data has been restated to reflect the effects of the business combination and stock dividend. The results of operations on the separate companies for periods prior to the combination are summarized as follows:

                                                              NET INCOME
                                                              ----------
For the period from January 1, 1999 through April 23, 1999:
  First Sterling Banks, Inc.................................  $  770,464
  Georgia Bancshares, Inc...................................     313,921
                                                              ----------
                                                              $1,084,385
                                                              ==========

    On December 1, 1999, the Company entered into a Merger Agreement with Main Street Banks, Inc. ("MBI") of Covington, Georgia. Under this agreement, MBI will merge with and into the Company. Upon consummation of the merger, each share of MBI stock will be converted into and exchanged for the right to receive 1.01 shares of Company common stock. Consummation is subject to certain conditions, including regulatory and stockholder approval.

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. SUPPLEMENTAL FINANCIAL DATA

    Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Data processing.........................................  $476,528   $361,332
Directors fees..........................................   328,375    312,900
Merger expenses.........................................   308,908    105,531

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

    The following information presents the condensed balance sheets, statements of income, and cash flows of First Sterling Banks, Inc. as of and for the years ended December 31, 1999 and 1998:

                            CONDENSED BALANCE SHEETS

                                                        1999          1998
                                                     -----------   -----------
Assets
  Cash.............................................  $   191,903   $   229,614
  Investment in subsidiaries.......................   26,723,619    25,291,025
  Other assets.....................................       30,310        73,864
                                                     -----------   -----------
      Total assets.................................  $26,945,832   $25,594,503
                                                     ===========   ===========
Liabilities........................................  $    82,633   $    40,000
Stockholders' equity...............................   26,863,199    25,554,503
                                                     -----------   -----------
Total liabilities and stockholders' equity.........  $26,945,832   $25,594,503
                                                     ===========   ===========

                           FIRST STERLING BANKS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)
                         CONDENSED STATEMENTS OF INCOME

                                                          1999         1998
                                                       ----------   ----------
Income, dividends from subsidiaries..................  $1,047,131   $  738,454
                                                       ----------   ----------
Expenses
  Salaries and employee benefits.....................      81,667           --
  Merger expenses....................................     308,908      105,531
  Legal and professional.............................      81,133       22,381
  Other expense......................................     248,448      269,768
                                                       ----------   ----------
      Total expenses.................................     720,156      397,680
                                                       ----------   ----------
      Income before income tax benefits and equity in
        undistributed income of subsidiaries.........     326,975      340,774
Income tax benefits..................................    (168,590)    (143,851)
                                                       ----------   ----------
  Income before equity in undistributed income of
    subsidiaries.....................................     495,565      484,625
Equity in undistributed income of subsidiaries.......   3,354,536    2,830,875
                                                       ----------   ----------
  Net income.........................................  $3,850,101   $3,315,500
                                                       ==========   ==========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        1999          1998
                                                     -----------   -----------
OPERATING ACTIVITIES
  Net income.......................................  $ 3,850,101   $ 3,315,500
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Undistributed income of subsidiaries...........   (3,354,536)   (2,830,875)
    Other operating activities.....................       86,188        32,652
                                                     -----------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES....      581,753       517,277
FINANCING ACTIVITIES
  Dividends paid...................................     (792,892)     (644,242)
  Proceeds from exercise of stock options..........      173,428        70,939
                                                     -----------   -----------
      NET CASH USED IN FINANCING ACTIVITIES........     (619,464)     (573,303)
                                                     -----------   -----------
Net decrease in cash...............................      (37,711)      (56,026)
Cash at beginning of year..........................      229,614       285,640
                                                     -----------   -----------
Cash at end of year................................  $   191,903   $   229,614
                                                     ===========   ===========