Form 10-Q
period 2000-03-31
FIRST STERLING BANKS INC
filed 2000-05-12
CIK 922244

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________  to _______________

                        Commission File Number: 000-25128

                           First Sterling Banks, Inc.
--------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2000. 4,882,424
                                 ---------

                           FIRST STERLING BANKS, INC.

                                      INDEX

                                                                        Page No.
Part I.  Financial Information

                  Consolidated Balance Sheets
                     March 31,2000 and December 31, 1999                   3

                  Consolidated Statements of Income
                     Three Months Ended March 31, 2000 and 1999            4

                  Consolidated Statements of Comprehensive Income
                     Three Months Ended March 31, 2000 and 1999            5

                  Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 2000 and 1999            6

                  Notes to Consolidated Financial Statements               7-9

                  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         10-12

Part II.  Other Information

                  Item 6.  Exhibits and Reports on Form 8-K                12

                  Signatures                                               13

                         PART I - FINANCIAL INFORMATION

                           FIRST STERLING BANKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      MARCH 31,             DECEMBER 31,
                                                                        2000                    1999
                                                                 -----------------       ------------------
ASSETS

Cash and due from banks                                          $      10,254,996       $       13,477,155
Interest-bearing deposit in banks                                          773,484                1,224,671
Investment securities available for
   sale, at estimated market value                                      52,614,575               50,363,515
Federal funds sold and securities purchased
   under agreement to resell                                            30,865,000               20,200,000
Loans                                                                  259,146,130              249,582,051
Less allowance for loan losses                                           3,227,473                3,073,506
              Loans, net                                               255,918,657              246,508,545
Premises and equipment, net                                             10,671,921               10,815,720
Other real estate owned                                                    186,219                  214,400
Other assets                                                             5,524,716                5,446,735
                                                                 -----------------       ------------------
              Total assets                                       $     366,809,568       $      348,250,741
                                                                 =================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                        $      53,997,350       $       45,464,673
   Interest-bearing demand                                              78,797,702               79,225,406
   Savings                                                              17,901,245               17,487,249
   Certificates of deposit                                             162,195,787              161,455,514
                                                                 -----------------       ------------------
              Total deposits                                           312,892,084              303,632,842
Federal funds purchased and securities sold
   under agreement to repurchase                                        16,558,836                8,872,722
Other borrowings                                                         7,138,750                7,142,500
Other liabilities                                                        2,391,000                1,739,478
                                                                 -----------------       ------------------
              Total liabilities                                        338,980,670              321,387,542
                                                                 -----------------       ------------------

STOCKHOLDERS' EQUITY
Common stock, 10,000,000 shares authorized;
   5,051,431 and 5,018,545 shares issued at amount paid in              18,483,342               18,483,342
Retained earnings                                                       12,340,429               11,380,823
Less cost of 169,082 shares of treasury stock                           (1,033,875)              (1,033,875)
Accumulated other comprehensive loss                                    (1,960,998)              (1,967,091)
                                                                 -----------------       -------------------
              Total stockholders' equity                                27,828,898               26,863,199
                                                                 -----------------       ------------------
              Total liabilities and stockholders
                  equity                                         $     366,809,568       $      348,250,741
                                                                 =================       ==================

                           FIRST STERLING BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                2000                   1999
                                                          ---------------------------------------
INTEREST INCOME
Interest and fees on loans                                $      6,153,368       $      4,844,262
Interest on investment securities:
   Taxable                                                         712,260                667,346
   Nontaxable                                                      113,620                 64,999
Interest on Federal funds sold                                     121,254                144,925
Interest on securities purchased under
   agreement to resell                                             129,665                  1,727
Interest on interest-bearing deposits                               16,977                    333
                                                          ----------------       ----------------
      Total interest income                                      7,247,144              5,723,592

INTEREST EXPENSE
Interest on deposits                                             2,975,301              2,327,828
Interest on Federal Home Loan Bank advances                         89,718                 32,894
Interest on federal funds purchased and securities
   sold under agreement to repurchase                               84,324                  9,149
                                                          ----------------       ----------------
      Total interest expense                                     3,149,343              2,369,871
                                                          ----------------       ----------------

NET INTEREST INCOME                                              4,097,801              3,353,721

PROVISION FOR LOAN LOSSES                                          150,000                210,000
                                                          ----------------       ----------------
Net interest income after
   provision for loan losses                                     3,947,801              3,143,721
                                                          ----------------       ----------------
OTHER OPERATING INCOME
Service charges on deposit accounts                                223,944                228,600
Gain on sale of loans                                               15,946                  7,114
Mortgage origination fees                                           34,192                 48,444
Loss on sale of investment securities                                --                    (3,332)
Other income                                                        73,633                 59,215
                                                          ----------------       ----------------
Total other income                                                 347,715                340,041
                                                          ----------------       ----------------

OTHER OPERATING EXPENSES
Salaries and other employee benefits                             1,355,638              1,139,478
Occupancy and equipment expenses                                   357,799                243,002
Stationery and supplies                                             46,253                 57,882
Audit and accounting                                                38,250                 38,492
Directors fees                                                      79,750                 77,525
Merger expenses                                                         --                157,181
Other operating expense                                            597,874                447,433
                                                          ----------------       ----------------
      Total operating expenses                                   2,475,564              2,160,993
                                                          ----------------       ----------------

Income before income taxes                                       1,819,952              1,322,769

APPLICABLE INCOME TAXES                                            665,052                486,211
                                                          ----------------       ----------------

NET INCOME                                                $      1,154,900       $        836,558
                                                          ----------------       ----------------

Basic earnings per common share                           $        0.24          $        0.17
                                                          ================       ================
Diluted earnings per common share                         $        0.22          $        0.16
                                                          ================       ================

Cash dividends per share of common stock                  $         .04          $         .04
                                                          ================       ================

                           FIRST STERLING BANKS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               2000                   1999
                                                        ----------------------------------------
Net Income                                              $      1,154,900       $        836,558

Other comprehensive income (loss), net of tax

Unrealized gains (losses) on securities
   available for sale                                              6,093               (318,477)
                                                        ----------------       ----------------

Comprehensive income                                    $      1,160,993       $        518,081
                                                        ================       ================

                           FIRST STERLING BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   2000                     1999
                                                            ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $     1,154,900           $        836,558
                                                            ---------------           ----------------
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization                                       178,699                    133,803
Provision for loan losses                                           150,000                    210,000
Gain on sale of loans                                                15,946                      7,114
Loss on sale of investment securities                                  --                        3,332
Increase in interest receivable                                    (359,330)                  (121,337)
Decrease in interest payable                                        327,347                    161,745
Other prepaids, deferrals and accruals,net                          614,593                    (98,368)
                                                            ---------------           ----------------
     Total adjustments                                              927,255                    296,289
                                                            ---------------           ----------------
     Net cash provided by operating activities                    2,082,155                  1,132,847
                                                            ---------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available
   for sale                                                         895,454                  9,902,813
Proceeds from sale of loans                                         907,473                     40,781
Purchase of investment securities available
   for sale                                                      (2,698,813)                (6,795,961)
Net (increase) decrease in federal funds sold                   (10,665,000)                10,158,000
Net increase in loans                                           (10,483,021)               (23,908,324)
Acquisitions of other real estate                                    28,181                    144,426
Capital expenditures                                                (34,900)                  (409,906)
                                                            ---------------           ----------------
     Net cash used in investing activities                      (22,050,626)               (10,868,171)
                                                            ---------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                          9,259,242                 10,014,739
Net increase in securities sold under
   under agreement to repurchase                                  7,686,114                    445,598
Dividend payments                                                  (195,294)                  (204,839)
Decrease in FHLB Advances                                            (3,750)                     --
                                                            ---------------           ----------------
     Net cash provided by financing activities                   16,746,312                 10,255,498
                                                            ---------------           ----------------

Net increase (decrease) in cash and due from banks
   and due from banks                                            (3,222,159)                   520,174

Cash and due from banks at beginning of year                     13,477,155                 10,131,534
                                                            ---------------           ----------------

Cash and due from banks at end of period                    $    10,254,996           $     10,651,708
                                                            ===============           ================

                           FIRST STERLING BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

                  The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Note 2.           BUSINESS COMBINATION

                  On April 23, 1999, the Company effected a business combination and merger with Gerogia Bancshares, Inc. by exchanging 1,461,632 shares of its common stock for all of the common stock of Georgia Bancshares, Inc. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include Georgia Bancshares, Inc. and Community Bank of Georgia.

Note 3.           CURRENT ACCOUNTING DEVELOPMENTS

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

Note 4.           EARNINGS PER COMMON SHARE

                  The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                                           THREE MONTHS ENDED MARCH 31, 2000
-------------------------------------------------------------------------------------------------------------
                                                    NET                   WEIGHTED
                                                   INCOME              AVERAGE SHARES            PER SHARE
                                                 (NUMERATOR)            (DENOMINATOR)              AMOUNT
-------------------------------------------------------------------------------------------------------------
Basic EPS                                         $   1,154,900              4,882,349             $  0.24
-------------------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
    Stock Options                                                              289,434
-------------------------------------------------------------------------------------------------------------
Diluted EPS                                       $   1,154,900              5,171,783             $  0.22
-------------------------------------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED MARCH 31, 1999
-------------------------------------------------------------------------------------------------------------
                                                    NET                   WEIGHTED
                                                   INCOME              AVERAGE SHARES            PER SHARE
                                                 (NUMERATOR)            (DENOMINATOR)              AMOUNT
-------------------------------------------------------------------------------------------------------------
Basic EPS                                         $     836,558              4,849,463             $  0.17
-------------------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
    Stock Options                                                              329,020
-------------------------------------------------------------------------------------------------------------
Diluted EPS                                       $     836,558              5,178,483             $  0.16
-------------------------------------------------------------------------------------------------------------


Note 5.           MERGER WITH MAIN STREET BANKS

                  On December 1,1999, following several discussions, the board of directors of First Sterling and Main Street Banks announced the signing of a definitive agreement to merge the two banking companies. Upon consummation of the merger, which is expected to occur by June 30, 2000, the combined entity is expected to have over $900 million in total assets. Under the proposed terms of the transaction, First Sterling will issue 1.01 shares of its stock for every one share of Main Street. Consummation is subject to certain conditions, including regulatory and shareholder approval.

Note 6.           SECURITIES AVAILABLE-FOR SALE

                  Securities available-for-sale are securities which management believes may be sold prior to maturity for liquidity or other reasons and are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of shareholders' equity.

         The amortized cost and fair value of securities are summarized as follows:

                                                                  GROSS              GROSS

                                               AMORTIZED        UNREALIZED         UNREALIZED
SECURITIES AVAILABLE FOR SALE                     COST            GAINS              LOSSES              VALUE
-----------------------------                ---------------    ----------       --------------      --------------
March 31, 2000:
     U. S. Government and agency
       securities                            $    31,127,905    $      327       $   (1,527,177)    $    29,601,055
     State and municipal securities                9,689,839        21,983             (558,131)          9,153,691
     Mortgage-backed securities                   13,699,611           191             (822,973)         12,876,829
     Equity securities                               983,000          --                  --                983,000
                                             ---------------    ----------       --------------      --------------
                                             $    55,500,355    $   22,501       $   (2,908,281)    $    52,614,575
                                             ===============    ==========       ==============     ===============

December 31, 1999:
     U. S. Government and agency
       securities                            $    22,497,224    $     --         $   (1,255,605)    $    21,241,619
     State and municipal securities                9,733,328        22,228             (664,043)          9,091,513
     Mortgage-backed securities                   20,041,279         1,385             (995,281)         19,047,383
     Equity securities                               983,000          --                  --                983,000
                                                ------------    ----------       --------------     ---------------
                                             $    53,254,831    $   23,613       $   (2,914,929)    $    50,363,515
                                             ===============    ==========       ==============     ===============


Note 7.           LOANS

                  Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible.

                  The following table represents the composition of the Banks' loan portfolio according to the purpose of the loan and/or repayment terms:

                                                                   MARCH 31,               DECEMBER 31,
                                                                     2000                       1999
                                                             ---------------------------------------------
Commercial, financial and agricultural                       $        53,764,217        $       51,059,000
Real estate - construction and land
   development                                                        56,938,124                53,687,000
Real estate - mortgage                                               137,477,931               133,320,000
Installment and other consumer                                        11,476,223                12,030,888
                                                             -------------------        ------------------
                                                                     259,656,495               250,096,888
                                                             -------------------        ------------------
Net deferred loan fees                                                  (510,365)                 (514,837)
                                                                     259,146,130               249,582,051
                                                             -------------------        ------------------
Less reserve for possible loan losses                                 (3,227,473)               (3,073,506)
                                                             --------------------       -------------------

Net loans                                                    $       255,918,657        $      246,508,545
                                                             ===================        ==================


                           FIRST STERLING BANKS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results of the Company and its bank subsidiaries, The Westside Bank & Trust Company, The Eastside Bank & Trust Company and Community Bank of Georgia during the periods included in the accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         This review contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting First Sterling's operations, markets and products. Without limiting the foregoing, the words "believes" "anticipates", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced First Sterling's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii)non-achievement of expected growth (iii) less favorable than anticipated changes in national and local business environment and securities markets (iv) adverse changes in the regulatory requirements affecting First Sterling (v) greater competitive pressures among financial institutions in First Sterling's market and (vi) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in First Sterling's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for 1999.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's total assets have increased $18,558,827 or 5.33% since December 1999. Total loans have increased $9,564,079 or 3.83% and total deposits have increased $9,259,242 or 3.05% since December 1999.

         Return on average equity for the three months ended March 31, 2000 was 17.05% on average equity of $27,237,191. This compares to 13.12% on average equity of $25,849,755 for the same period in 1999.

         Return on average assets for the three months ended March 31, 1999 was 1.32% on average assets of $351,259,222, compared to 1.19% on average assets of $285,840,968 for the same period in 1999.

LIQUIDITY AND MARKET RISK SENSITIVITY

         As of March 31, 2000, the liquidity ratios of the banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. In addition, the subsidiary banks are members of the Federal Home Loan Bank, providing an alternative source of funding and the banks maintain relationships with correspondent banks which could provide funds on short notice, if needed.

         Market risk is defined as the risk of loss arising from adverse changes in market interest rates and prices. In order to maintain acceptable net interest income levels, interest rates, liquidity and maturities of the Company's assets and liabilities need to be managed. In a decreasing rate environment earnings are typically negatively impacted as the Company's rate sensitive assets generally reprice faster than its rate sensitive liabilities thus an increase in interest rates will typically have a positive impact on earnings. There have been no significant changes in the Company's market risk exposure since December 31, 1999.

CAPITAL

         At March 31, 2000, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Banks compliance with regulatory capital requirements at March 31, 2000

                                                 WESTSIDE BANK           EASTSIDE BANK        COMMUNITY BANK
                                                 -------------           -------------        --------------
         Leverage capital ratio:                      8.57%                    7.84%                8.93%
         Risk based capital ratios:
              Core capital                           10.24%                    8.43%                9.89%
              Total capital                          11.20%                    8.81%                9.94%

ALLOWANCE FOR LOAN LOSS

         The allowance for loan losses totaled $3,227,473 at March 31, 2000, an increase of $154,417 from December 31, 1999. A provision for loan losses is charged to operations based upon the growth of the loan portfolio and management's desire to provide adequately for inherent risk in the loan portfolio. Management intends to continue maintaining an adequate allowance for loan losses in relation to loans outstanding, based on management's evaluation of the loan portfolio under prevailing economic conditions, underlying collateral value securing loans, and such other factors as management deems appropriate.

         Activity in the allowance for loan losses for the three month period ended March 31, 2000 and March 31, 1999 follows:

                                       MARCH 31, 2000           MARCH 31, 1999
                                       --------------           --------------
Balance, January 1                         $3,073,056           $    2,367,316
Provision charged to expense                  150,000                  210,000
Net (charge-offs) recoveries                    4,417                  (19,816)
                                       --------------           --------------

Balance March 31                       $    3,227,473           $    2,557,500
                                       --------------           --------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Net income for the quarter ended March 31, 2000 was $1,549,900 a 38.05% increase compared to net income of $836,558 for the same period in 1999. Net income for the period ending March 31, 1999 was was negatively impacted by merger expenses of $157,181. Excluding these expenses, net income for the first quarter of 1999 would have been $993,739. Diluted earnings per share for the quarter ending March 31, 2000 was $ .22 compared to $ .16 for the same period in 1999.

         The increase in net income is primarily attributable to an increase in net interest income of $744,080 or 22.19% over 1999. Average earning assets increased $64,309,548 or 24.18% resulting in an increase in interest income of $1,523,552 or 26.61%. The banks experienced very strong loan growth in 1999, 80% of the increase in earning assets was in the loan portfolio. Average interest bearing liabilities increased $58,308,381 or 26.78%, which resulted in an increase of $779,472 or 32.89% in interest expense over the same period in 1999. The net interest margin for the three months ended March 31, 2000 was 4.99% on average earning assets of $330,272,931, compared to 5.11% on average earning assets of $265,963,383 for the same period in 1999. The fact that average interest bearing liabilities increased more than interest bearing assets and the highly competitive nature of the company's market contributed to the slight reduction in the net interest margin. The banks are located in thriving markets and continue to enjoy excellent growth. Average total deposits increased $53,819,315 or 21.13%, over the period ending March 31, 1999; average interest bearing deposits increased 22.5%, non interest bearing deposits increased 14.2%.

        Although two new facilities were opened in 1999 and one in January 2000, the increase in operating expenses was only $314,571 or 14.5% over the same period in 1999.

         The provision for loan losses amounted to $150,000 for the three months ended March 31, 2000 as compared to $210,000 for the same period in 1999. The provision for the first quarter of 1999 was increased in order to bring the reserve to a level management felt was adequate, given the loan growth the company had experienced. Loan growth during the first quarter of 2000 was 3.83% compared to 12.48% during the first quarter of 1999. Management closely monitors the loan portfolio and the underwriting of loans and considers the allowance for loan losses to be adequate. The banks continue to experience only minimal losses. Net chargeoffs for the period ended March 31, 2000 were only $4,417. The allowance for loan losses as a percentage of total loans outstanding at March 31, 2000 and December 31, 1999 amounted to 1.24% and 1.23%, respectively.

         Non performing assets which includes other real estate owned, non accrual loans and loans 90 days or more past due and still accruing, totaled $505,840, or .195% of total loans at March 31, 2000, compared to $569,000 or
 .265% of total loans at March 31, 1999.

         Short term borrowings at March 31, 2000 were $16,558.836 compared to $8,872,722 at December 31, 1999. Short term borrowings consist of federal funds purchased and securities sold under agreement to repurchase from customers. Other borrowings at March 31, 2000 were $7,138,750 compared to $7,142,500 at December 31, 1999. Other borrowings consist of the following:


         Advance from the Federal Home Loan Bank, due in
           monthly instalments of $1,250 plus interest at
           6.70%, matures June 16, 2009, collateralized
           by mortgage loans.                                   $ 138,750

         Advance from the Federal Home Loan Bank with
           interest payable quarterly at 5.36% until
           September 29, 2000 when the rate may be
           converted to the three month LIBOR, due
           September 29, 2004, collateralized by
           mortgage loans and securities.                       4,000,000

         Advance from the Federal Home Loan Bank with
           interest payable quarterly at 4.41%, due
           October 16, 2003, collateralized by securities.      3,000,000
                                                              -----------
                                                              $ 7,138,750
                                                              ===========

PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

        (b)  Report on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      FIRST STERLING BANKS, INC.

Date:        MAY 10, 2000                      By:    /s/ EDWARD C. MILLIGAN
         ------------------------                     ---------------------------------------
                                                      Edward C. Milligan, President

Date:        MAY 10, 2000                      By:    /s/ BARBARA J. BOND
         ------------------------                     ---------------------------------------
                                                      Barbara J. Bond, Secretary & CFO