Form 10KSB/A
period 1999-12-31
FIRST STERLING BANKS INC
filed 2000-06-01
CIK 922244

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                         ------------------------------
                        AMENDMENT NO. 1 ON FORM 10-KSB/A

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED                            COMMISSION FILE NUMBER
      December 31, 1999                                        000-25128

                           FIRST STERLING BANKS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                 ----------------------------------------------

           GEORGIA                                        58-2104977
---------------------------------          ------------------------------------
   (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)

 676 CHASTAIN ROAD, KENNESAW,  GA                           30144
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (770) 422-2888
-------------------------------------------------------------------------------
                 (ISSUER'S TELEPHONE NUMBER INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X       NO
    ----          ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for the most recent fiscal year. $27,091,832.

         As of March 1, 2000, registrant had outstanding 4,882,349 shares of common stock. As of March 1, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $46,382,316.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

         Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                                        --   --

FORM 10-KSB/A

                                EXPLANATORY NOTE

This amendment is filed for the purposes of including an additional report of independent certified public accountant to the registrant's financial statements and the filing of Exhibit 23.2 to the registrant's annual report on Form 10-KSB for the year ended December 31, 1999.

ITEM 7. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Georgia Bancshares, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Georgia Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the related statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                   \s\ PORTER KEADLE MOORE, LLP

Atlanta, Georgia
February 3, 1999

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following are filed with or incorporated by reference into this report.

         Exhibit
           No.          Description

          23.2 Consent of Porter Keadle Moore, LLP concerning the financial statements of First Sterling Banks, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                First Sterling Banks, Inc.

                                /s/ EDWARD C. MILLIGAN
                                -----------------------------------------------
                                Edward C. Milligan
                                Chief Executive Officer, President and Chairman