Form 10-Q
period 2000-06-30
FIRST STERLING BANKS INC
filed 2000-08-14
CIK 922244

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

    / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________________ to ______________

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
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              --   --

The number of shares outstanding of each of the issuer's only class of common
stock, as of July 31, 2000   13,869,552
                             ----------

                           FIRST STERLING BANKS, INC.


                                      INDEX

                                                                                   Page No.

Part I.  Financial Information

     Item I.      Condensed Consolidated Balance Sheets
                     June 30, 2000 and December 31, 1999                                3

                  Condensed Consolidated Statements of Income
                     Three Months Ended June 30, 2000 and 1999 and
                      Six Months Ended June 30, 2000 and 1999                           4

                  Condensed Consolidated Statements of Comprehensive Income
                     Three Months Ended June 30, 2000 and 1999 and
                       Six Months Ended June 30, 2000 and 1999                          5

                  Condensed Consolidated Statements of Cash Flows -
                     Six Months Ended June 30, 2000 and 1999                            6

                  Notes to Condensed Consolidated Financial Statements                7-10

     Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                   11-14


Part II.  Other Information

                  Item 4.  Submission of Matters to a Vote of Security Holders         15

                  Item 6.  Exhibits and Reports on Form 8-K                            15

                  Signatures                                                           16


                         PART I - FINANCIAL INFORMATION

                           FIRST STERLING BANKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     June 30,               December 31,
                                                                       2000                     1999
                                                                -----------------       ------------------
ASSETS
Cash and due from banks                                         $      46,766,298       $       35,822,324
Interest-bearing deposit in banks                                         979,080                1,733,612
Investment securities available for
   sale, at estimated market value                                    102,181,337               96,643,976
Investment securities held to maturity
   (Fair Value of $15,058,168 and $15,182,297)                         15,460,780               15,541,492
Other investments                                                       2,612,500                2,391,756
Federal funds sold and securities purchased
   under agreement to resell                                           37,920,000               35,620,000
Mortgage loans held for sale                                            1,354,477                1,356,664
Loans                                                                 680,321,435              630,990,126
Less allowance for loan losses                                         10,190,966                9,317,788
                                                                -----------------       ------------------
                  Loans, net                                          670,130,469              621,672,338
Premises and equipment, net                                            26,175,181               26,666,959
Other real estate owned                                                 1,015,009                  899,400
Accrued interest receivable                                             5,842,914                5,690,222
Goodwill and other intangible assets                                    1,164,917                1,384,300
Other assets                                                            3,447,723                6,342,498
                                                                -----------------       ------------------
                  Total assets                                  $     915,050,685       $      851,765,541
                                                                =================       ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                       $     154,169,827       $      124,932,088
   Interest-bearing demand                                            161,781,322              178,966,344
   Savings                                                             42,264,152               41,481,575
   Time deposits greater than $100,000                                 95,733,616               91,625,058
   Time deposits less than $100,000                                   309,587,625              269,223,566
                                                                -----------------       ------------------
                  Total deposits                                      763,536,542              706,228,631
Federal funds purchased and securities sold
   under agreement to repurchase                                       13,627,822               18,872,722
Accrued interest payable                                                3,635,965                3,025,862
Federal Home Loan Bank advances                                        54,135,000               49,142,500
Other liabilities                                                       1,691,328                1,161,874
                                                                -----------------       ------------------
                  Total liabilities                                   836,626,657              778,431,589
                                                                -----------------       ------------------
STOCKHOLDERS' EQUITY
Common stock, no par value, 50,000,000 shares authorized;
   13,869,552 shares outstanding                                       21,029,970               20,866,512
Retained earnings                                                      60,781,878               56,300,373
Treasury stock, at cost (169,082 shares)                               (1,033,875)              (1,033,875)
Accumulated other comprehensive income (loss)                          (2,353,945)              (2,799,058)
                                                                -----------------       -------------------
                  Total stockholders' equity                           78,424,028               73,333,952
                                                                -----------------       ------------------
                  Total liabilities and stockholders equity     $     915,050,685       $      851,765,541
                                                                =================       ==================

                           FIRST STERLING BANKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended                   Six Months Ended
                                                          June                                June
                                                   2000             1999               2000            1999
                                              -------------------------------    -------------------------------
INTEREST INCOME
Interest and fees on loans                    $  17,096,054     $  13,696,199    $  32,970,746     $  26,519,434
Interest on investment securities:
   Taxable                                        1,496,887         1,217,868        2,980,714         2,583,641
   Nontaxable                                       262,243           321,166          518,227           542,566
Federal funds sold                                  329,238           127,587          566,944           289,105
Interest on other securities                         52,612            24,719           92,842            64,595
Interest on securities purchased under
   agreement to resell                               79,745               172          209,410             1,899
Interest on interest-bearing deposits                13,314             5,251           36,044             7,535
                                              -------------     -------------    -------------     -------------
      Total interest income                      19,330,093        15,392,962       37,374,927        30,008,775
                                              -------------     -------------    -------------     -------------
INTEREST EXPENSE
Interest on demand & money market                 1,173,901           912,684        2,246,518         1,807,753
Interest on savings                                 261,914           272,457          496,201           542,967
Interest on time deposits over 100,000            1,476,514           825,371        2,698,964         2,100,943
Interest on time deposits under 100,000           4,144,539         3,348,090        7,928,602         6,252,740
Interest on federal funds purchased and
  securities sold under agreement to
  repurchase                                        177,588           119,042          245,912           153,885
Other interest expense                                7,103             6,538           11,039            13,076
Interest on FHLB advances                           755,514           324,891        1,495,313           579,426
                                              -------------     -------------    -------------     -------------
      Total interest expense                      7,997,073         5,809,073       15,122,549        11,450,790
                                              -------------     -------------    -------------     -------------
NET INTEREST INCOME                              11,333,020         9,583,889       22,252,378        18,557,985
PROVISION FOR LOAN LOSSES                           454,000           520,000        1,004,000           955,000
                                              -------------     -------------    -------------     -------------
Net interest income after
   provision for loan losses                     10,879,020         9,063,889       21,248,378        17,602,985
                                              -------------     -------------    -------------     -------------
OTHER OPERATING INCOME
Service charges on deposit accounts               1,147,723           923,080        2,286,741         1,892,021
Gain on sale of loans                                10,252            17,801           37,054            24,915
Loss on investment transactions                    (512,837)             (650)        (512,837)           (3,982)
Gain (loss) on sale of premises &
   equipment                                         25,004            (2,315)          27,771           345,958
Other income                                        798,875           836,271        1,633,862         1,617,449
                                              -------------     -------------    -------------     -------------
      Total other income                          1,469,017         1,774,187        3,472,591         3,876,361
                                              -------------     -------------    -------------     -------------
OTHER OPERATING EXPENSES
Salaries and other compensation                   3,595,763         3,377,248        6,992,716         6,640,686
Employee benefits                                   525,367           524,458        1,141,455         1,076,394
Occupancy and equipment                           1,076,700         1,022,103        2,169,125         1,952,962
Directors fees                                      104,400           113,365          197,350           215,297
Merger expenses                                     973,457           136,744          973,457           265,519
Amortization of intangibles                         109,692           109,691          219,383           219,383
Other operating expense                           1,908,943         2,033,035        3,913,530         3,830,367
                                              -------------     -------------    -------------     -------------
      Total operating expenses                    8,294,322         7,316,644       15,607,016        14,200,608
                                              -------------     -------------    -------------     -------------
Income before income taxes                        4,053,715         3,521,432        9,113,953         7,278,738
APPLICABLE INCOME TAXES                           1,765,701         1,165,525        3,534,905         2,447,922
                                              -------------     -------------    -------------     -------------
       NET INCOME                             $   2,288,014     $   2,355,907    $   5,579,048     $   4,830,816
                                              =============     =============    =============     =============
Basic earnings per common share-              $         .17     $         .17    $         .40     $         .35
                                              =============     =============    =============     =============
Diluted earnings per common share             $         .16     $         .17    $         .40     $         .34
                                              =============     =============    =============     =============
Cash dividends per share
   of common stock                            $         .04     $         .04    $         .08     $         .08
                                              =============     =============    =============     =============

                           FIRST STERLING BANKS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                      Three Months Ended                      Six Months Ended
                                                               June                                 June
                                                       2000            1999                  2000             1999
                                                  ----------------------------         -------------------------------
NET INCOME                                        $  2,288,014    $  2,355,907         $   5,579,048     $   4,830,816

OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gains (losses) on securities
   available for sale                                  774,631      (1,302,955)              445,112        (1,793,293)
                                                  ------------    -------------        -------------     --------------


COMPREHENSIVE INCOME                              $  3,062,645    $  1,052,952         $   6,024,160     $   3,037,523
                                                  ============    ============         =============     =============

                           FIRST STERLING BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six months ended
                                                                  June 30, 2000             June 30, 1999
                                                                  -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $     5,579,048           $      4,830,816
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization                                            954,912                    884,578
Provision for loan losses                                              1,004,000                    955,000
Amortization of intangible assets                                        219,383                    219,383
Gain on sale of loans                                                     37,054                   (119,528)
Gain on sale of other real estate                                             --                    (23,512)
Net accretion of loans purchased                                         (41,766)                   (57,731)
Loss (gain) on sale of premises and equipment                             27,771                   (348,273)
Net decrease in mortgage loans held for sale                               2,187                    626,168
Vesting in restricted stock award plan                                   291,630                    244,644
Increase in interest receivable                                         (152,692)                  (363,885)
Increase in interest payable                                             610,103                    235,480
Other prepaids, deferrals and accruals, net                            3,842,273                   (701,921)
                                                                 ---------------           -----------------
         Net cash provided by operating activities                    12,373,903                  6,381,219
                                                                 ---------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale              2,252,041                 27,767,390
Proceeds from maturities of securities held to maturity                1,371,788                    427,790
Proceeds from sales of securities available for sale                  14,605,975                     --
Proceeds from sale of loans                                              886,364                    282,157
Purchase of investment securities available for sale                 (22,421,127)               (22,481,598)
Purchase of investment securities held to maturity                    (1,283,940)                (3,722,280)
Purchase of other investments                                           (220,744)                  (268,200)
Net increase (decrease) in federal funds sold                         (2,300,000)                10,159,000
Net increase (decrease) in interest-bearing deposits                     754,532                   (665,380)
Net increase in loans                                                (50,617,500)               (70,083,549)
Proceeds from sale of premises and equipment                               --                       943,722
Acquisitions (dispositions) of other real estate                        (115,609)                   259,808
Capital expenditures                                                    (463,134)                (2,722,218)
                                                                 ---------------           ----------------
         Net cash used in investing activities                       (57,551,354)               (60,103,358)
                                                                 ---------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                              57,307,911                 34,420,345
Net increase in Federal Home Loan Bank advances                        4,992,500                 13,150,000
Net increase (decrease) in securities sold under agreement
   to repurchase                                                      (5,244,900)                11,389,195
Dividend payments                                                     (1,097,544)                (1,811,345)
Proceeds from exercise of stock options                                  163,458                     82,099
                                                                 ---------------           ----------------
         Net cash provided by financing activities                    56,121,425                 57,230,294
                                                                 ---------------           ----------------
Net increase in cash and due from banks                               10,943,974                  3,508,155

Cash and due from banks at beginning of year                          35,822,324                 31,362,821
                                                                 ---------------           ----------------
Cash and due from banks at end of period                         $    46,766,298           $     34,870,976
                                                                 ===============           ================

                           FIRST STERLING BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

Note 1.    BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements of First Sterling Banks, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

           The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Note 2.    BUSINESS COMBINATION

           On May 24, 2000, the Company effected a business combination and merger with Main Street Banks Incorporated ("Main Street"). Under the terms of the transaction, Main Street shareholders received 1.01 shares of First Sterling common stock for each share of Main Street stock owned prior to the merger. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include the financial results of Main Street.

           The following table illustrates the Company's net interest income and net income on a consolidated basis for period prior to the business combinations discussed above:

                                                                                        Six months ended
                                                                                            June 30,
                                                                                        2000        1999
                                                                                        ----        ----
                                                                                     (dollars in thousands)
           Net interest income:
               First Sterling Banks, Inc., exclusive of pre-acquisition amounts     $   11,852    $   6,962
               Main Street Banks Incorporated (1)                                       10,400       11,596
                                                                                    ----------    ---------
           Total                                                                    $   22,252    $  18,558
                                                                                    ==========    =========

           Net income:
               First Sterling Banks, Inc., exclusive of pre-acquisition amounts     $    1,981    $   1,679
               Main Street Banks Incorporated                                            3,598        3,152
                                                                                    ----------    ---------
           Total                                                                    $    5,579    $   4,831
                                                                                    ==========    =========

           (1) 2000 amounts reflect the results of operations from January 1, 2000 through the effective merger date of May 24, 2000. Results of operations for the period from May 25, 2000 through June 30, 2000 are included in First Sterling Banks, Inc. amounts.

Note 3.    CURRENT ACCOUNTING DEVELOPMENTS

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated and qualifying as hedges, the gain or loss on the derivatives must be recognized in earnings in the period of change. For derivatives that are designated and qualify as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

Note 4.    EARNINGS PER COMMON SHARE

           The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                                  THREE MONTHS ENDED JUNE 30, 2000
---------------------------------------------------------------------------------------------------
                                             Net                   Weighted
                                           Income               Average Shares           Per Share
                                         (Numerator)            (Denominator)              Amount
---------------------------------------------------------------------------------------------------
Basic EPS                                 $   2,288,014             13,815,955             $  0.17
---------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
    Stock Options                                                      257,340
---------------------------------------------------------------------------------------------------
Diluted EPS                               $   2,288,014             14,073,295             $  0.16
---------------------------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED JUNE 30, 1999
---------------------------------------------------------------------------------------------------
                                              Net                  Weighted
                                            Income              Average Shares           Per Share
                                         (Numerator)            (Denominator)              Amount
---------------------------------------------------------------------------------------------------
Basic EPS                                 $   2,355,907             13,766,752             $  0.17
---------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
    Stock Options                                                      351,304
---------------------------------------------------------------------------------------------------
Diluted EPS                               $   2,355,907             14,118,056             $  0.17
---------------------------------------------------------------------------------------------------

                                                       SIX MONTHS ENDED JUNE 30, 2000
---------------------------------------------------------------------------------------------------
                                              Net                  Weighted
                                            Income              Average Shares           Per Share
                                         (Numerator)            (Denominator)              Amount
---------------------------------------------------------------------------------------------------
Basic EPS                                 $   5,579,048             13,807,776             $  0.40
---------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
    Stock Options                                                      281,433
---------------------------------------------------------------------------------------------------
Diluted EPS                               $   5,579,048             14,089,209             $  0.40
---------------------------------------------------------------------------------------------------

                                                       SIX MONTHS ENDED JUNE 30, 1999
---------------------------------------------------------------------------------------------------
                                              Net                  Weighted
                                            Income              Average Shares           Per Share
                                         (Numerator)            (Denominator)              Amount
---------------------------------------------------------------------------------------------------
Basic EPS                                 $   4,830,816             13,766,029             $  0.35
---------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
    Stock Options                                                      344,095
---------------------------------------------------------------------------------------------------
Diluted EPS                               $   4,830,816             14,110,124             $  0.34
---------------------------------------------------------------------------------------------------


Basic and diluted earnings per share for the three and six months ended June 30, 1999 have been restated for the merger with Main Street. Basic and diluted earnings per share increased $0.00 and $0.01, respectively, for the three months ended June 30, 1999 and $0.00 and $0.02, respectively, for the six months ended June 30, 1999.

Note 5.    SECURITIES AVAILABLE-FOR SALE

           Securities available-for-sale are securities which management believes may be sold prior to maturity for liquidity or other reasons and are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of other comprehensive income.

Note 6.    LOANS

           Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible.

           The following table represents the composition of the Banks' loan portfolio according to the purpose of the loan and/or repayment terms:

                                                       June 30,                 December 31,
                                                         2000                       1999
                                                 -------------------        ------------------
Commercial, financial and agricultural           $       174,925,770        $      157,612,891
Real estate - construction and land
   development                                            98,431,535               117,047,523
Real estate - mortgage                                   257,536,894               235,424,723
Real estate-other                                         70,137,378                67,563,792
Installment and other consumer                            81,296,941                55,199,206
                                                 -------------------        ------------------
                                                         682,328,518               632,848,135
                                                 -------------------        ------------------
Net deferred loan fees                                    (2,007,083)               (1,858,009)
                                                         680,321,435               630,990,126
                                                 -------------------        ------------------
Less allowance for loan losses                           (10,190,966)               (9,317,788)
                                                 --------------------       -------------------


Net loans                                        $       670,130,469        $      621,672,338
                                                 ===================        ==================

                           FIRST STERLING BANKS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results of the Company and its bank subsidiaries, Westside Bank & Trust Company, Eastside Bank & Trust Company, Community Bank of Georgia, and Main Street Bank (collectively, "the Banks") during the periods included in the accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         This discussion contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting First Sterling's operations, markets and products. Without limiting the foregoing, the words "believes" "anticipates", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced First Sterling's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth (iii) less favorable than anticipated changes in national and local business environment and securities markets (iv) adverse changes in the regulatory requirements affecting First Sterling (v) greater competitive pressures among financial institutions in First Sterling's market and (vi) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in First Sterling's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for 1999.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's total assets have increased $63,285,144 or 7.43% since December 1999. Total loans have increased 7.82% or $49,331,309 since December 1999. Total deposits have increased by 8.11% or $57,307,911.

         Return on average equity (core earnings, excluding one time charges) for the three months and six months ended June 30, 2000 was 19.43% and 18.94% on average equity of $74,528,420 and $73,151,072 respectively. This compares to 14.61% and 15.14% on average equity of $68,422,899 and $67,910,693 respectively, for the same periods in 1999.

         Return on average assets (core earnings) for the three months and six months ended June 30, 2000 was 1.65% and 1.60% on average assets of $879,325,085 and $866,706,440 respectively. This compares to 1.33% and 1.39% on average assets of $753,414,913 and $738,263,172, respectively, for the same periods in 1999.

LIQUIDITY AND MARKET RISK SENSITIVITY

         As of June 30, 2000, the liquidity ratios of the banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks' primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. Several alternative sources of funds are available, including the Federal Home Loan Bank, the Federal Reserve Bank, other correspondent bank relationships and membership in a national rate line service.

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

CAPITAL

         At June 30, 2000, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Banks compliance with regulatory capital requirements at June 30, 2000:

   Bank                        Main Street    Westside Bank    Eastside Bank    Community Bank
   ----                        -----------    -------------    -------------    --------------
  Leverage capital ratio:          9.13%            9.05%            7.71%           8.76%

  Risk based capital ratios:
  Core capital                    11.42%           11.13%            7.96%           9.62%
  Total capital                   12.67%           12.19%            8.99%          10.70%

         In order to support continued growth and expansion activities the Company intends to maintain a strong capital position through active management.

ALLOWANCE FOR LOAN LOSS

         The allowance for loan losses totaled $10,190,966 at June 30, 2000, an increase of $873,178 from December 31, 1999. A provision for loan losses is charged to operations based upon management's desire to provide adequately for inherent risk in the loan portfolio. Management intends to continue maintaining an adequate allowance for loan losses in relation to loans outstanding, based on management's evaluation of the loan portfolio under prevailing economic conditions, underlying collateral value securing loans, and such other factors as management deems appropriate.

Activity in the allowance for loan losses for the six-month periods ended June 30, 2000 and June 30, 1999 follows:

                                                                 June 30, 2000        June 30, 1999
                                                                 -------------        -------------
Balance of reserve for loan losses at beginning of period       $     9,317,788      $      8,217,313
Provision charged to operating expense                                1,004,000               955,000
Recoveries:
   Commercial, financial and agricultural                                 8,908                 8,561
   Real estate - construction and land development                       13,000                 --
   Real estate - mortgage                                                75,400                46,569
   Installment and other consumer                                       158,369               134,804
                                                                ---------------      ----------------
       Total recoveries                                         $       255,677      $        189,934
                                                                ---------------      ----------------
Charge offs:
   Commercial, financial and agricultural                                88,066                19,481
   Real estate - construction and land development                         --                   5,000
   Real estate - mortgage                                                19,497                73,185
   Installment and other consumer                                       278,936               288,630
                                                                ---------------      ----------------
         Total charge offs                                              386,499      $        386,296
                                                                ---------------      ----------------
Net charge offs                                                 $       130,822      $        196,362
                                                                ---------------      ----------------

Balance of reserve for loan losses at end of period             $    10,190,966      $      8,975,951
                                                                ===============      ================

         Non accrual loans at June 30, 2000 totaled $1,189,526 or .17% of total loans; this compares to $1,799,295 or .31% at June 30, 1999. The company owned five foreclosed properties at June 30, 2000 carried on the books in other real estate, totaling $1,015,009. The Company does not anticipate any material losses associated with the disposal of these properties.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         Net income for the quarter ended June 30, 2000 showed a slight decrease of $67,983 or 2.88% compared to the same period in 1999. Recurring net operating income, excluding onetime charges of $1,311,929, for the quarter ending June 30, 2000 was $3,599,943 an increase of $1,106,863 or 44.4% over recurring net income of $2,493,080 for the same period in 1999. Onetime charges consisted of $973,457 in expenses related to the Main Street merger and $338,472 in after tax losses on the sale of investment securities. Average earning assets for the quarter ended June 30, 2000 increased $126,485,976 as compared to the same period in 1999, which coupled with the prime rate increase resulted in an increase of $3,937,131or 25.58% in interest income. Average interest bearing liabilities increased $104,526,798 or 18.9%, resulting in an increase in interest expense of $2,187,999 or 37.7%. Net interest income increased $1,749,131 or 18.3%. The net interest margin for the three months ending June 30, 2000 was 5.66% compared to 5.68% for the same period in 1999. Non interest income, excluding $512,837 and $650 in losses on the sale of investment securities in 2000 and 1999, respectively, increased $207,017 or 11.7% over the same period in 1999. Non interest expense, excluding $973,457 and $136,744 in merger related expenses in 2000 and 1999, respectively, increased $140,965 or 2.0% over the same period in 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

         Net income for the six-month period ended June 30, 2000 increased $748,231 or 15.5% over the same period in 1999. Recurring net operating income, excluding onetime charges was $6,890,977 and increase of $1,792,013 or 35.1% over the same period in 1999. Net interest income for the six month period ended June 30, 2000 was $22,252,378, a 19.9% increase over the same period in 1999. Total average assets have increased $128,443,268 or 17.4% over the same period in 1999. Average earning assets increased $130,791,711 or 19.4%, related interest income increased by $7,366,152 or 24.5%. Average interest bearing liabilities increased $107,293,869 or 19.8%, resulting in an increase in interest expense of $3,671,759 or 32.1% over the same period in 1999. Average borrowings from the Federal Home Loan Bank increased $29,876,953 or 140.2%, the related increase in interest expense amounted to $915,887. While the banks do offer deposit promotions from time to time, management has found the Federal Home Loan Bank to be a cost-effective means of funding. The net interest margin for the six months ending June 30, 2000 was 5.64% compared to 5.65% for the same period in 1999.

         Non-interest income, excluding losses on the sale of investment securities and gains on the sale of assets, increased $424,272 or 12.0% over the same period in 1999. Service charge income increased $394,720 or 20.9%, this increase is attributable to continued strong growth in deposit accounts, and Main Street Bank instituted an automatic overdraft program in 1999 which resulted in increased NSF fees.

         The provision for loan losses increased $49,000 over the same period in 1999. Management feels the provision is adequate, given the loan growth the company has experienced, as well as the history of loan losses the company has experienced. The allowance for loan losses as a percentage of total loans outstanding at June 30, 2000 and December 31, 1999 amounted to 1.50% and 1.48%, respectively.

         Although Eastside Bank, Westside Bank and Community Bank all opened a branch between the period of March 1999 and January 2000, total operating expenses for the six month period, excluding merger expenses only increased $698,471 or 5.0% over the same period in 1999. While management is committed to hiring and keeping quality people and providing competitive products and services, they are equally committed to controlling expenses.

         Short-term borrowings at June 30, 2000 were $13,627,822 compared to $18,872,722 at December 31, 1999. Short-term borrowings consist of federal funds purchased and securities sold under agreement to repurchase. Other borrowings at June 30, 2000 were $54,135,000 compared to $49,142,500 at December 31, 1999.

PART II - OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Company's Annual Meeting of Shareholders held on May 23, 2000, the following individuals were elected to serve as Class III Directors for three year terms expiring at the 2003 Annual Meeting of Shareholders:

                                       Votes For          Votes Withheld
                                       ---------          --------------
       P. Harris Hines                  3,730,687             6,594
       Harry L. Hudson, Jr.             3,730,687             6,594
       Edward C. Milligan               3,730,687             6,594

         The following proposals were approved at the Company's Annual Meeting:

                                                          Affirmative           Negative         Votes
                                                             Votes               Votes          Withheld
                                                          -----------           --------        --------
1.       Approve merger agreement by and
         between First Sterling Banks, Inc. and
         Main Street Banks Incorporated.                  2,893,309                522            4,108

2.       Approve restated Articles of Incorporation
         of First Sterling Banks, Inc. to increase
         the number of shares that First Sterling
         is authorized to issue from 10,000,000 to
         50,000,000 shares of common stock and
         provides that a director must be elected
         by a majority of the outstanding shares.         3,713,712               8,769           14,800

3.       Approve the 1999 Directors Stock Option
         Plan.                                            3,624,794              65,662           46,825


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           Exhibit 27 - Financial Data Schedule

(b)        Reports on Form 8-K

         The Company filed a Form 8-K, on June 1, 2000 announcing a decision to change accountants.

         The Company filed a Form 8-K, on June 7, announcing consummation of the merger of Main Street Banks Incorporated with and into First Sterling Banks, Inc. on May 24, 2000.

         The Company filed a Form 8-K/A on August 8, 2000 containing pro forma financial statements, in connection with the merger consummated on May 24, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST STERLING BANKS, INC.


Date:        August, 11, 2000           By:    /s/ Edward C. Milligan
         ------------------------              ---------------------------------------
                                               Edward C. Milligan, President



Date:        August 11, 2000            By:    /s/ Barbara J. Bond
         ------------------------              ---------------------------------------
                                               Barbara J. Bond, Senior Vice President