Form 10-Q
period 2000-09-30
FIRST STERLING BANKS INC
filed 2000-11-14
CIK 922244

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Mark One

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

    ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                 to

                        Commission File Number: 000-25128


                           First Sterling Banks, Inc.
-------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

Georgia                                                              58-2104977
-------------------------------------------------------------------------------
(State or other jurisdiction                                      (IRS Employer
of incorporation or organization)                           Identification No.)



                              Post Office Box 2147
                             Marietta, Georgia 30061
-------------------------------------------------------------------------------
                    (Address of principal executive officers)

                                  770-422-2888
-------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the issuer's only class of common stock, no par value, as of October 31, 2000 13,869,552

                           FIRST STERLING BANKS, INC.

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
Part I.  Financial Information (Unaudited)

     Item I.      Condensed Consolidated Balance Sheets
                     September 30, 2000 and December 31, 1999                                          3

                  Condensed Consolidated Statements of Income
                     Three Months Ended September 30, 2000 and 1999 and                                4
                         Six Months Ended September 30, 2000 and 1999

                  Condensed Consolidated Statements of Comprehensive Income
                     Three Months Ended September 30, 2000 and 1999 and                                5
                        Six Months Ended September 30, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows -
                     Six Months Ended September 30, 2000 and 1999                                      6

                  Notes to Condensed Consolidated Financial Statements                              7-10

     Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                 11-13

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk
                    The information required under this item is provided under the caption
                  "Interest Rate Sensitivity and Market Risk" under Item 2. Management's
                  Discussion and Analysis of Financial Condition and Results of Operations.           14

Part II.  Other Information

                  Item 4.  Submission of Matters to a Vote of Security Holders                        14

                  Item 6.  Exhibits and Reports on Form 8-K                                           14

                  Signatures                                                                          15

                          ITEM 1. FINANCIAL STATEMENTS

                           FIRST STERLING BANKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                                 2000                    1999
                                                                            -------------            ------------
ASSETS
Cash and due from banks                                                  $      40,379,279       $       35,822,324
Interest-bearing deposit in banks                                                2,216,339                1,733,612
Federal funds sold and securities purchased
   under agreement to resell                                                    91,349,680               35,620,000
Investment securities available for
   sale, at estimated market value                                             103,695,135               96,643,976
Investment securities held to maturity
   (Fair Value of $17,028,990 and $15,182,297)                                  17,169,314               15,541,492
Other investments                                                                3,646,423                2,391,756
Mortgage loans held for sale                                                     2,913,310                1,356,664
Loans                                                                          690,305,942              630,990,126
Less allowance for loan losses                                                  10,501,221                9,317,788
                                                                         -----------------       ------------------
                  Loans, net                                                   679,804,721              621,672,338
Premises and equipment, net                                                     25,723,267               26,666,959
Other real estate owned                                                            889,202                  899,400
Accrued interest receivable                                                      6,575,537                5,690,222
Goodwill and other intangible assets                                             1,005,450                1,384,300
Other assets                                                                     5,548,867                6,342,498
                                                                         -----------------       ------------------
                  Total assets                                           $     980,916,524       $      851,765,541
                                                                         =================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                                $     140,481,839       $      124,932,088
   Interest-bearing demand                                                     209,866,692              178,966,344
   Savings                                                                      42,086,644               41,481,575
   Time deposits greater than $100,000                                         103,696,162               91,625,058
   Time deposits less than $100,000                                            331,820,993              269,223,566
                                                                         -----------------       ------------------
                  Total deposits                                               827,952,330              706,228,631
Federal funds purchased and securities sold
   under agreement to repurchase                                                 8,501,735               18,872,722
Accrued interest payable                                                         4,822,818                3,025,862
Federal Home Loan Bank advances                                                 55,131,250               49,142,500
Other liabilities                                                                2,744,660                1,161,874
                                                                         -----------------       ------------------
                  Total liabilities                                            899,152,793              778,431,589
                                                                         -----------------       ------------------

STOCKHOLDERS' EQUITY
Common stock, no par value, 50,000,000 shares authorized;
   14,036,533 issued, 13,867,451 shares outstanding                             21,167,997               20,866,512
Retained earnings                                                               63,066,573               56,300,373
Treasury stock, at cost (169,082 shares)                                        (1,033,875)              (1,033,875)
Accumulated other comprehensive loss                                            (1,436,964)              (2,799,058)
                                                                         -----------------       -------------------
                  Total stockholders' equity                                    81,763,731               73,333,952
                                                                         -----------------       ------------------
                  Total liabilities and stockholders equity              $     980,916,524       $      851,765,541
                                                                         =================       ==================

See notes to condensed consolidated financial statements.

                           FIRST STERLING BANKS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER                           SEPTEMBER
                                                          2000             1999               2000            1999
                                                     -------------------------------    -------------------------------
INTEREST INCOME
Interest and fees on loans                           $  17,754,935     $  14,519,227    $  50,725,681     $  41,038,661
Interest on investment securities:
   Taxable                                               1,607,646         1,222,959        4,588,360         3,806,600
   Nontaxable                                              280,732           342,154          798,959           884,720
Federal funds sold                                         788,443           198,449        1,355,387           487,554
Interest on other investments                               94,972            74,712          187,814           139,307
Interest on securities purchased under
   agreement to resell                                     282,829             9,366          492,239            11,265
Interest on interest-bearing deposits                       16,816            38,609           52,860            46,144
                                                     -------------     -------------    -------------     -------------
   Total interest income                                20,826,373        16,405,476       58,201,300        46,414,251
                                                     -------------     -------------    -------------     -------------
INTEREST EXPENSE
Interest on demand & money market                        1,433,831           965,326        3,680,349         2,773,079
Interest on savings                                        275,314           287,761          771,515           830,728
Interest on time deposits over $100,000                  1,583,393         1,077,333        4,282,357         3,178,276
Interest on time deposits under $100,000                 5,198,394         3,249,251       13,126,996         9,501,991
Interest on federal funds purchased and securities
   sold under agreement to repurchase                      136,413            90,299          382,325           244,184
Other interest expense                                       4,731             4,966           15,770            18,041
Interest on FHLB advances                                  862,477           561,979        2,357,790         1,141,406
                                                     -------------     -------------    -------------     -------------
   Total interest expense                                9,494,553         6,236,915       24,617,102        17,687,705
                                                     -------------     -------------    -------------     -------------
NET INTEREST INCOME                                     11,331,820        10,168,561       33,584,198        28,726,546
PROVISION FOR LOAN LOSSES                                  455,000           395,000        1,459,000         1,350,000
                                                     -------------     -------------    -------------     -------------
Net interest income after
   provision for loan losses                            10,876,820         9,773,561       32,125,198        27,376,546
                                                     -------------     -------------    -------------     -------------

OTHER NON-INTEREST INCOME
Service charges on deposit accounts                      1,196,300         1,160,469        3,483,041         3,052,490
Mortgage division income                                   332,994           409,873          776,203           931,037
Investment division income                                  85,010            69,084          323,874           199,781
Insurance division income                                   12,729            23,756           37,201            48,541
Gain on sale of loans                                        1,246             3,825           38,300            28,740
Gain (loss) on investment transactions                        --              13,950         (512,837)            9,968
Gain on sale of assets                                       2,253           212,528           30,024           558,486
Other income                                               394,187           279,713        1,321,504         1,220,516
                                                     -------------     -------------    -------------     -------------
   Total other income                                    2,024,719         2,173,198        5,497,310         6,049,559
                                                     -------------     -------------    -------------     -------------
OTHER NON-INTEREST EXPENSES
Salaries and other compensation                          3,649,236         3,379,006       10,641,952        10,019,692
Employee benefits                                          540,137           517,317        1,681,592         1,593,711
Occupancy and equipment                                  1,107,507         1,053,365        3,276,632         3,006,327
Directors fees                                              90,725            47,400          288,075           323,271
Merger expenses                                                 --            14,370          973,457           279,889
Amortization of intangibles                                109,691           109,692          329,074           329,075
Other operating expense                                  2,148,867         2,062,239        6,062,397         5,832,032
                                                     -------------     -------------    -------------     -------------
   Total operating expenses                              7,646,163         7,183,389       23,253,179        21,383,997
                                                     -------------     -------------    -------------     -------------
Income before income taxes                               5,255,376         4,763,370       14,369,329        12,042,108
APPLICABLE INCOME TAXES                                  1,861,177         1,633,809        5,396,082         4,081,731
                                                     -------------     -------------    -------------     -------------
   NET INCOME                                        $   3,394,199     $   3,129,561    $   8,973,247     $   7,960,377
                                                     =============     =============    =============     =============

Diluted earnings per common share                    $        .24      $        .22     $       .64       $         .56
                                                     =============     =============    =============     =============

Cash dividends per share
   of common stock                                   $        .08      $        .04     $       .16       $         .12
                                                     =============     =============    =============     =============

See notes to condensed consolidated financial statements.

                           FIRST STERLING BANKS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER                             SEPTEMBER
                                                       2000            1999                  2000             1999
                                                  ----------------------------         -------------------------------
NET INCOME                                        $  3,394,199    $  3,129,561           $ 8,973,247      $  7,960,377

OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gains (losses) on securities
   available for sale                                  916,982        (280,949)            1,362,094        (2,074,242)
                                                  ------------    -------------        -------------     --------------

COMPREHENSIVE INCOME                              $  4,311,181    $  2,848,612         $  10,335,341     $   5,886,135
                                                  ============    ============         =============     =============

                           FIRST STERLING BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                                       ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $     8,973,247           $      7,960,377
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization                                                  1,433,672                  1,357,389
Provision for loan losses                                                      1,459,000                  1,350,000
Amortization of intangible assets                                                329,074                    329,075
Gain on sale of loans                                                            (38,300)                   (28,740)
Gain on sale of other real estate                                                     --                    (13,055)
Net accretion of loans purchased                                                 (53,508)                   (91,675)
Loss (gain) on sale of premises and equipment                                     30,024                   (545,431)
Net (increase) decrease in mortgage loans held for sale                       (1,556,646)                 2,026,335
Amortization of restricted stock                                                 390,286                    376,103
Increase in interest receivable                                                 (885,315)                  (834,122)
Increase in interest payable                                                   1,796,956                    577,262
Other, net                                                                     3,734,777                 (1,012,125)
                                                                         ---------------           -----------------
         Net cash provided by operating activities                             6,640,020                  3,491,016
                                                                         ---------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale                      7,180,143                 38,936,038
Proceeds from maturities of securities held to maturity                        1,881,118                    887,103
Proceeds from sales of securities available for sale                          14,605,975                     --
Proceeds from sale of loans                                                    2,963,123                  2,972,683
Purchase of investment securities available for sale                         (28,942,275)               (34,751,546)
Purchase of investment securities held to maturity                            (3,508,940)                (3,722,280)
Purchase of other investments                                                 (1,254,667)                (1,538,621)
Net (decrease) in federal funds sold                                         (55,729,680)               (21,381,000)
Net (decrease) in interest-bearing deposits                                     (482,727)                (5,112,111)
Net increase in loans                                                        (62,724,500)               (96,009,216)
Proceeds from sale of premises and equipment                                       --                       954,561
Acquisitions (dispositions) of other real estate                                  10,198                   (178,997)
Capital expenditures                                                            (489,980)                (2,622,860)
                                                                         ---------------           -----------------
         Net cash used in investing activities                              (126,492,212)              (121,566,246)
                                                                         ---------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                     121,723,699                 89,016,240
Net increase in Federal Home Loan Bank advances                                5,988,750                 24,146,250
Net (decrease) increase in securities sold under agreement
   to repurchase                                                             (10,370,987)                11,675,998
Dividend payments                                                             (2,207,047)                (2,691,297)
Proceeds from exercise of stock options                                          301,485                     84,951
                                                                         ---------------           ----------------
         Net cash provided by financing activities                           115,435,900                122,232,142
                                                                         ---------------           ----------------
Net increase in cash and due from banks                                        4,556,955                 12,117,289

Cash and due from banks at beginning of period                                35,822,324                 31,362,821
                                                                         ---------------           ----------------
Cash and due from banks at end of period                                 $    40,379,279           $     43,480,110
                                                                         ===============           ================


See notes to condensed consolidated financial statements.

                           FIRST STERLING BANKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

           The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Note 2.    BUSINESS COMBINATIONS

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

                  On September 26, 2000 First Sterling Banks, Inc. announced it would acquire Walton Bank & Trust Company of Monroe Georgia in a $15 million stock swap. On the same day in a separate announcement First Sterling announced it would acquire The Williamson Group, which operates the Williamson Insurance Agency in Monroe, Georgia and the Williamson and Musselwhite Insurance Agency in Loganville, Georgia.

Note 3.    CURRENT ACCOUNTING DEVELOPMENTS

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 amends certain provisions of SFAS No. 133. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated and qualifying as hedges, the gain or loss on the derivatives must be recognized in earnings in the period of change. For derivatives that are designated and qualify as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

Note 4.    EARNINGS PER COMMON SHARE

           The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                                          THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                          -------------------------------------
                                                       Net                  Weighted
                                                     Income              Average Shares           Per Share
                                                   (Numerator)            (Denominator)             Amount
                                                  -------------             ----------             -------
Basic EPS                                         $   3,394,199             13,861,518             $  0.24
Effect of Dilutive Securities
    Stock Options                                                              281,942
                                                  -------------             ----------             -------
Diluted EPS                                       $   3,394,199             14,143,460             $  0.24
                                                  =============             ==========             =======



                                                          THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                          -------------------------------------
                                                       Net                  Weighted
                                                     Income              Average Shares           Per Share
                                                   (Numerator)            (Denominator)             Amount
                                                  -------------             ----------             -------
Basic EPS                                         $   3,129,561             13,786,740             $  0.23
Effect of Dilutive Securities
    Stock Options                                                              311,820
                                                  -------------             ----------             -------
Diluted EPS                                       $   3,129,561             14,098,560             $  0.22
                                                  =============             ==========             =======




                                                               NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                               ------------------------------------
                                                       Net                  Weighted
                                                     Income              Average Shares           Per Share
                                                   (Numerator)            (Denominator)             Amount
                                                  -------------             ----------             -------
Basic EPS                                         $   8,973,247             13,825,821             $  0.65
Effect of Dilutive Securities
    Stock Options                                                              282,627
                                                  -------------             ----------             -------
Diluted EPS                                       $   8,973,247             14,108,448             $  0.64
                                                  =============             ==========             =======

                                                               NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                               ------------------------------------
                                                       Net                  Weighted
                                                     Income              Average Shares           Per Share
                                                   (Numerator)            (Denominator)             Amount
                                                  -------------             ----------             -------
Basic EPS                                         $   7,960,377             13,773,009             $  0.58
Effect of Dilutive Securities
    Stock Options                                                              329,715
                                                  -------------             ----------             -------
Diluted EPS                                       $   7,960,377             14,102,724             $  0.56
                                                  =============             ==========             =======



Basic and diluted earnings per share for the three and nine months ended September 30, 1999 have been restated for the merger with Main Street.

Note 5.    SECURITIES AVAILABLE-FOR SALE

           Securities available-for-sale are securities which management believes may be sold prior to maturity for liquidity or other reasons and are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of other comprehensive income.

Note 6.    LOANS

           Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible.

           The following table represents the composition of the Banks' loan portfolio according to the purpose of the loan and/or repayment terms:

                                                                SEPTEMBER 30,                       DECEMBER 31,
                                                                     2000                                1999
                                                             -------------------                 ------------------
Commercial, financial and agricultural                       $       175,587,189                 $      157,612,891
Real estate - construction and land
   development                                                        95,782,251                        117,047,523
Real estate - mortgage                                               263,713,991                        235,424,723
Real estate-other                                                     71,570,759                         67,563,792
Installment and other consumer                                        85,542,166                         55,199,206
                                                             -------------------                 ------------------
                                                                     692,196,356                        632,848,135
                                                             -------------------                 ------------------
Net deferred loan fees                                                (1,890,414)                        (1,858,009)
                                                                     690,305,942                        630,990,126
                                                             -------------------                 ------------------
Less allowance for loan losses                                       (10,501,221)                        (9,317,788)
                                                             -------------------                 ------------------

Net loans                                                    $       679,804,721                 $      621,672,338
                                                             ===================                 ==================

                                     ITEM 2.
                           FIRST STERLING BANKS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results of the Company and its bank subsidiaries, Main Street Bank, Westside Bank & Trust Company, Eastside Bank & Trust Company and Community Bank of Georgia (collectively, "the Banks") during the periods included in the accompanying consolidated financial statements.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's total assets have increased $129,150,983 or 15.16% since December 1999. Total loans have increased 9.40% or $59,315,816 since December 1999. Total deposits have increased by 17.24% or $121,723,699.

         Return on average equity (core earnings, excluding one time charges) for the three months and nine months ended September 30, 2000 was 17.2% and 18.3% on average equity of $78,385,084 and $75,272,211 respectively. This compares to 17.2% and 15.5% on average equity of $69,187,815 and $67,979,514 respectively, for the same periods in 1999.

         Return on average assets (core earnings, excluding one time charges) for the three months and nine months ended September 30, 2000 was 1.43% and 1.54% on average assets of $942,694,019 and $892,584,261 respectively. This compares to 1.50% and 1.39% on average assets of $795,798,955 and $757,529,019, respectively, for the same periods in 1999.

LIQUIDITY AND MARKET RISK SENSITIVITY

         As of September 30, 2000, the liquidity ratios of the banks, as determined under guidelines established by regulatory authorities, were satisfactory. The Banks' primary sources of funds are increases in deposits, loan repayments, sales and maturities of investment securities and net income. Several alternative sources of funds are available, including the Federal Home Loan Bank, the Federal Reserve Bank, other correspondent bank relationships and membership in a national rate line service.

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

CAPITAL

         At September 30, 2000, the capital ratios of the Company and the Banks were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Banks compliance with regulatory capital requirements at September 30, 2000

   BANK                       MAIN STREET BANK       WESTSIDE BANK         EASTSIDE BANK         COMMUNITY BANK
   ----                       ----------------       -------------         -------------         --------------
  Leverage capital ratio:            8.42%                 9.01%                 9.04%                  8.21%

  Risk based capital ratios:

  Core capital                      10.81%                11.27%                10.43%                  9.74%
  Total capital                     12.07%                12.31%                11.57%                 10.83%

ALLOWANCE FOR LOAN LOSS

         The allowance for loan losses totaled $10,501,221 at September 30, 2000, an increase of $1,183,433 from December 31, 1999. A provision for loan losses is charged to operations based upon management's desire to provide adequately for inherent losses in the loan portfolio. Management intends to continue maintaining an adequate allowance for loan losses in relation to loans outstanding, based on management's evaluation of the loan portfolio under prevailing economic conditions, underlying collateral value securing loans, and such other factors as management deems appropriate.

Activity in the allowance for loan losses for the nine-month periods ended September 30, 2000 and September 30, 1999 follows:


                                                                        SEPT. 30,2000               SEPT. 30, 1999
                                                                        -------------               --------------
Balance of allowance for loan losses at beginning of period            $     9,317,788             $      8,217,313
Provision charged to operating expense                                       1,459,000                    1,350,000
Charge offs:
   Commercial, financial and agricultural                                      136,970                       88,657
   Real estate - construction and land development                                --                         19,383
   Real estate - mortgage                                                       40,612                       74,533
   Installment and other consumer                                              386,405                      410,533
                                                                       ---------------             ----------------
         Total charge offs                                             $       563,987             $        593,106
                                                                       ---------------             ----------------
Recoveries:
   Commercial, financial and agricultural                                       13,665                       15,331
   Real estate - construction and land development                              15,776                        --
   Real estate - mortgage                                                       75,897                       50,646
   Installment and other consumer                                              183,081                      221,631
                                                                       ---------------             ----------------
       Total recoveries                                                $       288,419             $        287,608
                                                                       ---------------             ----------------
Net charge offs                                                        $       275,568             $        305,498
                                                                       ---------------             ----------------

Balance of allowance for loan losses at end of period                  $    10,501,221             $      9,261,815
                                                                       ===============             ================

         Non accrual loans at September 30, 2000 totaled $1,304,087 or .19% of total loans; this compares to $1,569,847 or .26% at September 30, 1999. The company owned five foreclosed properties at September 30, 2000 carried on the books in other real estate, totaling $889,202. The Company does not anticipate any material losses associated with the disposal of these properties.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Net income for the quarter ended September 30, 2000 increased $264,638 or 8.46% compared to the same period in 1999. Recurring net income, for the quarter ending September 30, 2000 was $3,394,199 an increase of $389,275 or 12.95% over recurring net income of $3,004,924 for the same period in 1999. Average earning assets for the quarter ended September 30, 2000 increased $146,274,536 as compared to the same period in 1999, which coupled with the prime rate increase resulted in an increase of $4,420,897 or 26.95% in interest income. Average interest bearing liabilities increased $126,538,822 or 21.45%, resulting in an increase in interest expense of $3,257,638 or 52.23%. Net interest income increased $1,163,259 or 11.44%. The net interest margin for the three months ended September 30, 2000 was 5.22% compared to 5.63% for the same period in 1999. Non interest income, excluding $13,950 in gains on the sale of investment securities and a gain $196,667 on the sale of a bank building in 1999, increased $62,137 or 3.17% over the same period in 1999. Non interest expense, excluding $14,370 in merger related expenses in 1999, increased $477,143 or 6.66% over the same period in 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Net income for the nine-month period ended September 30, 2000 increased $1,012,870 or 12.72% over the same period in 1999. Recurring net operating income, excluding onetime charges was $10,285,176 an increase of $2,382,034 or 30.14% over the same period in 1999. Net interest income for the nine month period ended September 30, 2000 was $33,584,198, a 16.91% increase over the same period in 1999. Total average assets have increased $135,055,242 or 17.83% over the same period in 1999. Average earning assets increased $136,440,693 or 19.66%, related interest income increased by $11,787,049 or 25.40%. Average interest bearing liabilities increased $113,256,170 or 20.32%, resulting in an increase in interest expense of $6,929,397 or 39.18% over the same period in 1999. Average borrowings from the Federal Home Loan Bank increased $24,762,356 or 90.30%, the related increase in interest expense amounted to $1,216,384. While the Banks do offer deposit promotions from time to time, management has found the Federal Home Loan Bank to be a cost-effective means of funding. The net interest margin for the nine months ending September 30, 2000 was 5.49% compared to 5.64% for the same period in 1999.

         Non-interest income, excluding losses on the sale of investment securities and gains on the sale of assets, increased $471,381 or 8.51% over the same period in 1999. Service charge income increased $430,551 or 14.10%, this increase is attributable to continued strong growth in deposit accounts, and Main Street Bank instituted an automatic overdraft program in 1999 which resulted in increased NSF fees.

         The provision for loan losses increased $109,000 over the same period in 1999. Management has concluded the provision is adequate, given the loan growth the company has experienced, as well as the history of loan losses the company has experienced. The allowance for loan losses as a percentage of total loans outstanding at September 30, 2000 and December 31, 1999 amounted to 1.52% and 1.48%, respectively.

         Although Eastside Bank, Westside Bank and Community Bank all opened a branch between the period of March 1999 and January 2000, total operating expenses for the nine month period, excluding merger expenses only increased $1,175,613 or 5.57% over the same period in 1999. While management is committed to hiring and keeping quality people and providing competitive products and services, they are equally committed to controlling expenses.

         Short-term borrowings at September 30, 2000 were $8,501,735 compared to $18,872,722 at December 31, 1999. Short-term borrowings consist of federal funds purchased and securities sold under agreement to repurchase. Other borrowings at June 30, 2000 were $55,131,250 compared to $49,142,500 at December 31, 1999.

PART II - OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule (For SEC use only)

(b)      Reports on Form 8-K

         The Company filed a Form 8-K/A on August 8, 2000 containing pro forma financial statements, in connection with the merger consummated on May 24, 2000.

         The Company filed a Form 8-K, on October 10, 2000 announcing the pending acquisition of Walton Bank & Trust Company and the Williamson Group.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST STERLING BANKS, INC.

Date:        November 10, 2000           By:  /s/ Edward C. Milligan
         ---------------------------          ---------------------------------
                                              Edward C. Milligan, President


Date:        November 10, 2000           By:  /s/ Barbara J. Bond
         ---------------------                ---------------------------------
                                              Barbara J. Bond, Senior Vice
                                              President