Form 10-Q
period 2001-03-31
FIRST STERLING BANKS INC
filed 2001-05-15
CIK 922244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGES ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                        COMMISSION FILE NUMBER 000-25128

                          ----------------------------

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

                                  770-422-2888
                         (Registrant's telephone number)

                           First Sterling Banks, Inc.
                                  P.O. Box 2147
                               Marietta, GA 30061
                            (Former name and address)

    Securities registered under Section 12(b) of the Exchange Act: NONE
      Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ___
    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          As of April 30, 2001, registrant had outstanding 15,632,071 shares of common stock.

                             MAIN STREET BANKS, INC.
                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I.           FINANCIAL INFORMATION

     Item 1.    Financial Statements
                  Condensed Consolidated Balance Sheets
                     March 31, 2001 (unaudited) and December 31, 2000.................................2

                  Condensed Consolidated Statements of Income (unaudited)
                     Three Months Ended March 31, 2001 and 2000.......................................3

                  Condensed Consolidated Statements of Comprehensive Income
                      (unaudited) Three Months Ended March 31, 2001 and 2000..........................4

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                     Three Months Ended March 31, 2001 and 2000.......................................5

                  Notes to Condensed Consolidated Financial
                     Statements (unaudited).........................................................6-7

     Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.................................8-11


PART II.          OTHER INFORMATION

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk
                     (included in Part I, Item 2)

     Item 6.    Exhibits and Reports on Form 8-K.....................................................13

                     Signatures......................................................................14

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAIN STREET BANKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           (UNAUDITED)
                                                                            MARCH 31,               DECEMBER 31,
                                                                               2001                     2000
                                                                        ------------------       -----------------
ASSETS
Cash and due from banks..........................................       $       48,693,155       $      39,295,553
Interest-bearing deposit in banks................................                1,975,187               1,665,159
Federal funds sold and securities purchased under
   agreement to resell...........................................               66,200,970              88,436,897
Investment securities available for sale.........................              156,303,713             152,962,319
Investment securities held to maturity (fair value of
   $735,863 and $15,879,777 at March 31, 2001
   and December 31, 2000, respectively...........................                  686,573              18,538,266
Mortgage loans held for sale.....................................                5,709,639               2,248,415
Loans, net of unearned income....................................              749,801,123             735,963,071
Allowance for loan losses........................................              (11,278,977)            (10,907,424)
                                                                        ------------------       -----------------
Loans, net.......................................................              738,522,146             725,055,647

Premises and equipment, net......................................               26,977,765              27,034,148
Other real estate................................................                1,054,317               2,122,802
Accrued interest receivable......................................                6,861,207               7,139,716
Goodwill and other intangible assets.............................                  885,617                 945,534
Other assets.....................................................                4,409,915               5,130,795
                                                                        ------------------       -----------------
Total assets.....................................................       $    1,058,280,204       $   1,070,575,251
                                                                        ==================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing demand..................................       $      145,302,675       $     139,119,905
     Interest-bearing demand and money market....................              206,487,948             201,483,455
     Savings.....................................................               43,395,961              44,727,911
     Time deposits of $100,000 or more...........................              151,891,740             157,782,734
     Other time deposits.........................................              346,699,011             342,795,505
                                                                        ------------------       -----------------
Total deposits...................................................              893,777,335             885,909,510

Accrued interest payable.........................................                6,953,224               5,652,685
Federal Home Loan Bank advances..................................               52,127,500              52,127,500
Federal funds purchased and securities sold under
   repurchase agreements.........................................                6,320,548              32,615,659
Other liabilities................................................                2,499,999                 495,635
                                                                        ------------------       -----------------
Total liabilities................................................              961,678,606             976,800,989
                                                                        ------------------       -----------------

SHAREHOLDERS' EQUITY
Common stock--no par value per share; 50,000,000 shares
   authorized; issued and outstanding, 15,621,755 shares in 2001
   and 15,534,159 in 2000........................................               31,942,101              31,522,786
Retained earnings................................................               64,386,605              63,347,204
Accumulated other comprehensive gain (loss)......................                1,306,767                 (61,853)
Treasury stock, 169,082 shares in 2001and 2000...................               (1,033,875)             (1,033,875)
                                                                        ------------------       -----------------
Total shareholders' equity.......................................               96,601,598              93,774,262
                                                                        ------------------       -----------------
Total liabilities and shareholders' equity.......................       $    1,058,280,204       $   1,070,575,251
                                                                        ==================       =================


                            SEE ACCOMPANYING NOTES.

                             MAIN STREET BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                        ------------------------------------------
                                                                               2001                      2000
                                                                        ------------------       -----------------
Interest Income:
   Loans, including fees.........................................       $       18,868,499       $      16,966,567
   Interest on investment securities:
     Taxable.....................................................                2,088,684               1,707,763
     Non-taxable.................................................                  360,989                 274,323
   Federal funds sold and other short term investments...........                  917,835                 383,700
   Interest-bearing deposits in banks............................                   14,562                  22,737
                                                                        ------------------       -----------------
Total interest income............................................               22,250,569              19,355,090
                                                                        ------------------       -----------------

Interest expense:
   Interest-bearing demand and money market......................                1,237,511               1,113,030
   Savings.......................................................                  262,395                 243,480
   Time deposits of $100,000 or more.............................                2,485,584               1,336,462
   Other time deposits...........................................                5,554,149               4,120,824
   Federal funds purchased and securities sold under
     agreement to re-purchase....................................                   87,493                 114,999
   Federal Home Loan Bank advances...............................                  810,612                 705,943
   Other interest expense........................................                    4,860                   4,075
                                                                        ------------------       -----------------
Total interest expense...........................................               10,442,604               7,638,813
                                                                        ------------------       -----------------

Net interest income..............................................               11,807,965              11,716,277
Provision for loan losses........................................                  530,000                 580,000
                                                                        ------------------       -----------------

Net interest income after provision for loan losses..............               11,277,965              11,136,277
                                                                        ------------------       -----------------

Noninterest income:
   Service charges on deposit accounts...........................                1,311,672               1,249,638
   Investment securities gains (losses)..........................                    3,655                  (3,149)
   (Loss) gain on sales of assets................................                   (4,224)                  2,767
   Gain on sales of loans........................................                  241,748                  26,772
   Other income..................................................                1,617,935               1,363,701
                                                                        ------------------       -----------------
Total noninterest income.........................................                3,170,786               2,639,729
                                                                        ------------------       -----------------

Noninterest expense:
   Salaries and other compensation...............................                4,104,564               4,135,843
   Employee benefits.............................................                  676,715                 530,393
   Net occupancy and equipment expense...........................                1,178,294               1,192,277
   Professional services.........................................                  377,307                 132,975
   Regulatory agency assessments.................................                   74,377                  33,849
   Amortization of intangible assets.............................                   59,917                 109,692
   Merger expense................................................                1,648,974                      --
   Other expense.................................................                1,847,032               2,167,292
                                                                        ------------------       -----------------
Total noninterest expense........................................                9,967,180               8,302,321
                                                                        ------------------       -----------------

Income before income taxes.......................................                4,481,571               5,473,685
                                                                        ------------------       -----------------
Income tax expense...............................................                1,822,730               1,895,703
                                                                        ------------------       -----------------
Net income.......................................................       $        2,658,841       $       3,577,982
                                                                        ------------------       -----------------

Earnings per share:
   Basic.........................................................       $              .17       $             .23
                                                                        ==================       =================
   Diluted.......................................................       $              .17       $             .23
                                                                        ==================       =================

Dividends declared per share.....................................       $              .09       $             .04
                                                                        ==================       =================

Weighted average common shares outstanding:
   Basic.........................................................               15,602,414              15,445,220
                                                                        ==================       =================
   Diluted.......................................................               15,979,368              15,776,941
                                                                        ==================       =================


                            SEE ACCOMPANYING NOTES.

                             MAIN STREET BANKS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                        ------------------------------------------
                                                                               2001                     2000
                                                                        ------------------       -----------------
NET INCOME.......................................................       $        2,658,841       $       3,577,982

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

Unrealized gains (losses) on securities available for sale.......                1,371,032                (145,434)
Less reclassification adjustment for net (gains) losses
   included in net income........................................                   (2,412)                  2,078
                                                                        ------------------       -----------------

COMPREHENSIVE INCOME.............................................       $        4,027,461       $       3,434,626
                                                                        ==================       =================

                             MAIN STREET BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                        ------------------------------------------
                                                                               2001                      2000
                                                                        ------------------       -----------------
OPERATING ACTIVITIES
Net income.......................................................       $        2,658,841       $       3,577,982
Adjustments to reconcile net income to net cash provided by
operating activities:
   Provision for loan losses.....................................                  530,000                 580,000
   Depreciation and amortization of premises and equipment.......                  563,567                 528,155
   Amortization of intangible assets.............................                   59,917                 109,692
   Loss (gain) on sales of other real estate.....................                   15,245                      --
   Investment securities losses (gains)..........................                   (3,655)                  3,149
   Net accretion of investment securities........................                 (292,901)                (12,491)
   Net accretion of loans purchased..............................                   12,484                 (36,222)
   Gain on sales of premises and equipment.......................                       --                      --
   Net (increase) decrease in mortgage loans held for sale.......               (3,461,224)             (1,053,341)
   Gains on sales of mortgage loans..............................                 (127,006)                (80,166)
   Loss (gains) on sales of other loans..........................                 (241,748)                (26,772)
   Deferred income tax provision (benefit).......................                  788,394                 737,428
   Deferred net loan fees (cost amortization)....................                  (21,886)                 25,068
   Vesting in restricted stock award plan........................                  125,941                 145,163
   Changes in operating assets and liabilities:
     Decrease (increase) in accrued interest receivable..........                  278,509                (690,348)
     Increase in accrued interest payable........................                1,300,539                (997,755)
     Other.......................................................                  665,053               2,438,196
                                                                        ------------------       -----------------
Net cash provided by operating activities........................                2,850,070               5,247,738
                                                                        ------------------       -----------------

INVESTING ACTIVITIES
Purchases of investment securities held to maturity..............                       --                      --
Purchases of investment securities available for sale............               (8,883,232)             (6,516,372)
Purchases of other investments...................................                       --                (150,000)
Maturities of investment securities held to maturity.............                       --               1,235,000
Maturities and calls of investment securities available for sale.               24,841,322               3,086,899
Proceeds from sales of investment securities available for sale..                1,104,250                      --
Net increase in loans funded.....................................              (13,714,568)            (24,579,117)
Purchases of premises and equipment..............................                 (507,184)               (728,210)
Proceeds from sales of premises and equipment....................                       --                      --
Proceeds from sales of other real estate.........................                1,149,465                      --
Improvements to and first lien payoffs on other real estate......                       --                      --
                                                                        ------------------       -----------------
Net cash used in investing activities............................                3,990,053             (27,651,800)
                                                                        ------------------       -----------------

FINANCING ACTIVITIES
Net increase in demand and savings accounts......................                9,855,313              19,154,240
(Decrease) increase in time deposits.............................               (1,987,488)              9,912,906
Decrease in federal funds purchased..............................              (26,295,111)             (2,318,102)
Net increase in Federal Home Loan Bank advances..................                       --               2,996,250
Dividends paid...................................................               (1,292,122)             (1,126,576)
Proceeds from the issuance of common stock.......................                  350,988                      --
                                                                        ------------------       -----------------
Net cash provided by financing activities........................              (19,368,420)             28,618,718
                                                                        ------------------       -----------------
Net increase in cash and cash equivalents........................              (12,528,297)              6,214,656
                                                                        ------------------       -----------------
Cash and cash equivalents at beginning of year...................              129,397,609              76,317,510
                                                                        ------------------       -----------------
Cash and cash equivalents at end of year.........................       $      116,869,312       $      82,532,166
                                                                        ==================       =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest......................................................       $        9,142,065       $       8,636,568
                                                                        ==================       =================
   Income taxes, net.............................................                       --                      --
                                                                        ==================       =================
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Loans transferred to real estate acquired through foreclosure....       $           96,225       $              --
                                                                        ==================       =================
Transfer of investment securities from held to maturity to
   available for sale............................................       $       17,851,829       $              --
                                                                        ==================       =================

                             MAIN STREET BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE 1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements for Main Street Banks, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statement presentation. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for interim periods have been included.

         The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements and related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the supplemental consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Current Report on Form 8-K dated May 11, 2001.

NOTE 2.       BUSINESS COMBINATION

         On January 25, 2001, the Company completed a business combination with Walton Bank and Trust Company ("Walton") by exchanging 2.752 shares of its common stock for each share of Walton outstanding common stock. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include the results of Walton.

NOTE 3.       CURRENT ACCOUNTING DEVELOPMENTS

         The Financial Accounting Standards Board issued Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 138") which amended certain provisions of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 138 requires all derivatives to be recorded at their fair value on the statement of financial condition. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement 138 was effective for the Company on January 1, 2001. The adoption of the standard did not result in a material financial impact based on the Company's limited use of derivatives.

         Under the provisions of Statement 138, a company can elect to make a one-time transfer of investment securities from "held to maturity" to "available for sale" without tainting the held to maturity category. Upon adoption of Statement 138 on January 1, 2001, the Company transferred $17,851,829 of investment securities to the "available for sale" category.

NOTE 4.       EARNINGS PER COMMON SHARE

   The computation of diluted earnings per share is as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                --------------------------------
                                                     2001               2000
                                                -------------      -------------
Basic and dilited net income.............       $   2,658,841      $   3,577,982
                                                =============      =============

Basic weighted average shares............          15,602,414         15,445,220
Effect of Employee Stock Options.........             376,954            331,721
                                                -------------      -------------
Diluted weighted average shares..........          15,979,368         15,776,941
                                                =============      =============

Diluted earnings per share...............       $         .17      $         .23
                                                =============      =============

NOTE 5.       LOANS

         Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. The following table represents the composition of the Company's loan portfolio:

                                                MARCH 31,        DECEMBER 31,
                                                   2001             2000
                                               -----------       ------------
                                                   (DOLLARS IN THOUSANDS)
Commercial...............................      $    98,673       $     97,572
Construction.............................          156,221            150,107
Residential mortgage.....................          154,977            162,706
Real estate - other......................          283,028            263,500
Consumer.................................           58,617             63,857
                                               -----------       ------------
Total loans..............................          751,516            737,742
                                               -----------       ------------
Less:
   Net deferred loan fees................           (1,715)            (1,779)
   Allowance for loan losses.............          (11,279)           (10,907)
                                               -----------       ------------

Net loans................................      $   738,522       $    725,056
                                               ===========       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position at March 31, 2001 as compared to December 31, 2000 and operating results for the three month period ended March 31, 2001. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

         This discussion contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting the Company's operations, markets and products. Without limiting the foregoing, the words "believes" "anticipates", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth (iii) less favorable than anticipated changes in national and local business environment and securities markets
(iv) adverse changes in the regulatory requirements affecting the Company (v) greater competitive pressures among financial institutions in the Company's market and (vi) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for 2000.

OVERVIEW

         The Company's total assets have decreased $ 12.3 million or 1.15% since December 31, 2000. Federal funds sold decreased $22.2 million primarily due to an increase in loans and the decrease in a seasonal public funds deposit account of approximately $13 million. Loans have increased $13.8 million or 1.88%.

         Return on average equity (operating income, excluding one-time charges) for the three months ended March 31, 2001 was 17.8%, compared to 18.8% for the same period in 2000.

         Return on average assets (operating income, excluding one-time charges) for the three months ended March 31, 2001 was 1.61%, compared to 1.58% for the same period in 2000.

CAPITAL

         At March 31, 2001, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Company's and the Bank's compliance with regulatory capital requirements at March 31, 2001.

                                             COMPANY             BANK
                                          -------------      -------------
Leverage ratio                                 9.04%              8.93%

Risk based capital ratios:
Tier 1 risk based capital                     11.98%             11.83%
Risk-based capital                            13.23%             13.08%

LOANS AND ALLOWANCE FOR LOAN LOSSES

         At March 31, 2001, loans, net of unearned income, were $749.8 million, an increase of $13.8 million or 1.9% over net loans at December 31, 2000 of $736.0 million. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state and region. Real estate-construction loans increased $6.1 million or 4.0% from December 31, 2000. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

         The Company primarily focuses on the following loan categories: (1) commercial, (2) real estate construction, (3) real estate mortgage and (4) consumer loans. The Company's management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in northeastern Georgia.

         The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management's evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. Main Street's management has established an allowance for loan losses which it believes is adequate for anticipated losses in the loan portfolio. Based on a continuous credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to Main Street's board of directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories. These categories have also been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guideline and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively. By grading the loan portfolio in this manner Main Street's management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the reserve for loan losses. Management also reviews charge-offs and recoveries on a quarterly basis to identify trends.

         Main Street's risk management processes include a loan review program to evaluate the credit risk in the loan portfolio. The credit review department is independent of the loan function and reports to the Senior Vice President of Risk Management. Through the loan review process, Main Street maintains an internally criticized classified loan watch list which, along with the delinquency report of loans serves as a tool to assist management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain financial ratios, uncertain repayment sources, deterioration in underlying collateral values, or poor financial condition which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but have an increased risk of loss, or at least a portion of the loan may require being charged-off. Loans classified as "loss" are those loans that are in the process of being charged-off.

         For the quarter ending March 31, 2001, net charge-offs totaled $158,447 or .13% (annualized) of average loans outstanding for the period, net of unearned income, compared to $148,094 or .15% in net charge-offs for the same period in 2000. The provision for loan losses for the quarter ending March 31, 2001 was $530,000 compared to $580,000 for the same period in 2000. The allowance for loan losses totaled $11,278,977 or 1.50% of total loans, net of unearned income at March 31, 2001, compared to $10,907,424 or 1.48% at December 31, 2000.

         The following table presents an analysis of the allowance for loan losses for the three month period ended March 31, 2001 and March 31, 2000 follows:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                  --------------------------------------------------
                                                                           2001                        2000
                                                                  ----------------------      ----------------------
Balance of allowance for loan losses
   at beginning of period..................................         $       10,907,424          $        9,743,922

Provision charged to operating expense.....................                    530,000                     580,000
Charge-offs:
   Commercial, financial and agricultural..................                      2,090                      26,296
   Real estate - construction and land development.........                         --                      19,497
   Real estate - mortgage..................................                     17,484                          --
   Installment and other consumer..........................                    214,289                     204,318
                                                                  ----------------------      ----------------------
     Total charge-offs.....................................         $          233,863          $          250,111
                                                                  ----------------------      ----------------------
Recoveries:
   Commercial, financial and agricultural..................                     31,017                       7,036
   Real estate - construction and land development.........                         --                      53,430
   Real estate - mortgage..................................                        541                          --
   Installment and other consumer..........................                     43,858                      41,551
                                                                  ----------------------      ----------------------
     Total recoveries......................................         $           75,416          $          102,017
                                                                  ----------------------      ----------------------
Net charge-offs............................................         $          158,447          $          148,094
                                                                  ----------------------      ----------------------
Balance of allowance for loan losses
   at end of period........................................         $       11,278,977          $       10,175,828
                                                                  ======================      ======================

LIQUIDITY AND MARKET RISK SENSITIVITY

         Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company's liquidity needs have primarily been met by growth in core deposits, as previously discussed, together with advances from the Federal Home Loan Bank. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

         The Company's asset liability and funds management policy provides management with the necessary guidelines for effective funds management and a measurement system for monitoring its net interest rate sensitivity position. Main Street manages its sensitivity position within established guidelines.

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

         Interest rate risk is managed by the asset liability committee which is composed of senior officers of Main Street, in accordance with policies approved by its board of directors. The asset liability committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the asset liability committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The asset liability committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the asset liability committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. The Company's management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates.

         Main Street manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. Main Street has in the past, and may utilize interest rate swaps, financial options, or financial futures contracts in order to reduce interest rate risk. No such interest rate protection instruments were in effect at March 31, 2001.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         Net income for the quarter ended March 31, 2001 was $2.7 million compared to $3.6 million for the quarter ended March 31, 2000. Operating net income, which excludes the impact of merger expenses was $4.2 million for the quarter ended March 31, 2001, an increase of $586,000 or 16.37% over the same period in 2000. Operating diluted earnings per share was $ .26 and $ .23 for the quarters ending March 31, 2001 and March 31, 2000, respectively.

         Excluding merger expenses, the increase in net income was attributable to several factors: an increase in interest income of $2.9 million, an increase in non-interest income of $531,000 and a reduction in non-interest operating expenses of $182,000. Although interest rates declined in the first quarter of 2001, the Company realized an increase in interest income as average earning assets increased $127.6 million or 15.02% over the same period in 2000. The increase in interest income was largely offset by an increase in interest expense, over the same period in 2000, of $2.8 million or 36.70% as a result of increased average interest bearing liabilities, which increased $122.7 million or 18.00%, over the same period in 2000 and the average rate increased 76 basis points. The higher rate is a result of several certificate of deposit promotions offered in 2000, for varying terms. The effective rate on interest bearing liabilities has declined since the fourth quarter of 2000 and will continue to decline through out 2001 as these certificates re-price. The increase in interest income offset by the increase in interest expense resulted in a modest increase in net interest income of $92,000 or .78%. Increased service charges and the growth of several fee-based services further augmented the increase in earnings. The Company operates in the highly competitive metro Atlanta market and continues to enjoy excellent growth. Average total deposits for the quarter ended March 31, 2001, increased $113.6 million or 14.73%, over the quarter ended March 31, 2000.

         A reduction in operating expenses of $182,000 or 2.19% is primarily the result of decreased administrative expenses from consolidation of the four bank charters at the end of 2000. While there will be additional one-time expenses incurred in 2001 to facilitate completion of the integration of acquired companies, including the back room operations, additional savings should be realized. Management believes given the past and future growth prospects for the company, consolidating the charters, as well as operations, and operating under one common name will provide several benefits to our customers, employees and shareholders.

         The provision for loan losses was $530,000 for the three months ended March 31, 2001 as compared to $580,000 for the same period in 2000. Average loans, net of unearned income, increased $65.5 million or 9.58% over the quarter ended March 31, 2000. Management closely monitors the loan portfolio and the underwriting of loans and considers the allowance for loan losses to be adequate.

         Non performing assets which includes other real estate owned and non accrual loans, totaled $2.9 million or .38% of total loans at March 31, 2001, compared to $2.5 million or .35% of total loans at March 31, 2000.

         The effective income tax rate increased from 34.6% for the quarter ended March 31, 2000 to 40.7% in the quarter ended March 31, 2001. The increase is primarily due to the 2001 merger expenses which are generally non-deductible for income tax purposes.

                          PART II. - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Current report on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MAIN STREET BANKS, INC.



Date:     May 15, 2001          By:    /s/ Edward C. Milligan
       ------------------              ---------------------------------------
                                       Edward C. Milligan, President and
                                       Chief Executive Officer



Date:     May 15, 2001          By:    /s/ Barbara J. Bond
       ------------------              ---------------------------------------
                                       Barbara J. Bond, Secretary, Principal
                                       Financial and Accounting Officer