Form 10-Q
period 2001-06-30
FIRST STERLING BANKS INC
filed 2001-08-13
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
 Securities Exchanges Act of 1934

For the quarter ended June 30, 2001

Commission file number 000-25128

MAIN STREET BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2104977
(State of Incorporation)	(I.R.S. Employer Identification No.)
676 Chastain Road, Kennesaw, GA	30144
(Address of principal executive offices)	(Zip Code)

770-422-2888
(Registrant’s telephone number)

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
Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 6, 2001, registrant had outstanding 15,644,866 shares of common stock.

MAIN STREET BANKS, INC.
TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAIN STREET BANKS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2001	December 31, 2000

Assets
Cash and due from banks	$56,626,380	$39,295,553
Interest-bearing deposit in banks	4,877,915	1,665,159
Federal funds sold and securities purchased under agreement to resell	47,791,099	88,436,897
Investment securities available for sale	142,958,409	152,962,319
Investment securities held to maturity (fair value of $733,241 and $15,879,777 at June 30, 2001 and December 31, 2000, respectively	686,699	18,538,266
Mortgage loans held for sale	7,443,445	2,248,415
Loans, net of unearned income	767,784,709	735,963,071
Allowance for loan losses	(11,416,611)	(10,907,424)

Loans, net	756,368,098	725,055,647

Premises and equipment, net	26,891,750	27,034,148
Other real estate	892,488	2,122,802
Accrued interest receivable	6,347,046	7,139,716
Goodwill and other intangible assets	825,700	945,534
Other assets	4,412,824	5,130,795

Total assets	$1,056,121,853	$1,070,575,251

Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing demand	$154,980,257	$139,119,905
Interest-bearing demand and money market	217,055,834	201,483,455
Savings	40,628,140	44,727,911
Time deposits of $100,000 or more	153,357,673	157,782,734
Other time deposits	325,626,310	342,795,505

Total deposits	891,648,214	885,909,510

Accrued interest payable	5,614,732	5,652,685
Federal Home Loan Bank advances	52,121,000	52,127,500
Federal funds purchased and securities sold under repurchase agreements	6,158,813	32,615,659
Other liabilities	1,326,876	495,635

Total liabilities	956,869,635	976,800,989

Shareholders’ equity
Common stock—no par value per share; 50,000,000 shares authorized; outstanding, 15,641,114 shares in 2001and 15,476,468 in 2000	32,051,564	31,522,786
Retained earnings	66,757,973	63,347,204
Accumulated other comprehensive gain (loss)	1,476,556	(61,853)
Treasury stock, at cost, 169,082 shares in 2001and 2000	(1,033,875)	(1,033,875)

Total shareholders’ equity	99,252,218	93,774,262

Total liabilities and shareholders’ equity	$1,056,121,853	$1,070,575,251

                                                                                 See accompanying notes.

MAIN STREET BANKS, INC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Interest Income:
Loans, including fees	$18,488,251	$18,162,380	$37,356,750	$35,128,947
Interest on investment securities:
Taxable	1,964,580	1,754,852	4,203,020	3,462,616
Non-taxable	318,229	262,574	636,897	536,897
Federal funds sold and other short term investments	593,774	413,505	1,404,174	797,205
Interest-bearing deposits in banks	13,970	13,307	28,532	36,044

Total interest income	21,378,804	20,606,618	43,629,373	39,961,709

Interest expense:
Interest-bearing demand and money market	1,011,118	1,240,085	2,248,639	2,353,115
Savings	216,807	272,027	479,202	515,507
Time deposits of $100,000 or more	2,410,235	1,602,846	4,895,819	2,939,308
Other time deposits	5,118,651	4,541,196	10,672,800	8,662,020
Federal funds purchased and securities sold under agreement to re-purchase	44,064	137,006	131,557	252,005
Federal Home Loan Bank advances	691,231	789,371	1,501,833	1,495,314
Other interest expense	14,259	7,299	19,119	11,374

Total interest expense	9,506,365	8,589,830	19,948,969	16,228,643

Net interest income	11,872,439	12,016,788	23,680,404	23,733,066
Provision for loan losses	440,000	504,000	970,000	1,084,000

Net interest income after provision for loan losses	11,432,439	11,512,788	22,710,404	22,649,066

Noninterest income:
Service charges on deposit accounts	1,464,039	1,264,509	2,775,711	2,514,147
Investment securities gains (losses)	18,536	(513,090)	22,191	(516,239)
Gain (loss) on sales of assets	1,382	25,004	(2,842)	27,771
Gain on sales of loans	75,178	10,282	316,926	37,054
Other income	1,730,230	1,483,749	3,348,165	2,847,450

Total noninterest income	3,289,365	2,270,454	6,460,151	4,910,183

Noninterest expense:
Salaries and other compensation	3,780,083	3,961,638	7,884,647	8,097,481
Employee benefits	591,135	746,080	1,267,850	1,276,473
Net occupancy and equipment expense	1,223,334	1,171,583	2,401,628	2,363,860
Professional services	537,765	257,361	915,072	390,336
Regulatory agency assessments	85,703	125,462	160,080	159,311
Amortization of intangible assets	59,917	109,691	119,834	219,383
Merger expense	861,651	973,457	2,510,625	973,457
Other expense	2,100,156	1,911,267	3,947,188	4,078,560

Total noninterest expense	9,239,744	9,256,539	19,206,924	17,558,861

Income before income taxes	5,482,060	4,526,703	9,963,631	10,000,388

Income tax expense	1,701,388	1,928,268	3,524,118	3,823,971

Net income	$3,780,672	$2,598,435	$6,439,513	$6,176,417

Earnings per share:
Basic	$.24	$.17	$.41	$.40

Diluted	$.23	$.16	$.40	$.39

Dividends declared per share	$.09	$.04	$.18	$.08

Weighted average common shares outstanding:
Basic	15,634,599	15,461,577	15,618,595	15,453,398

Diluted	16,103,230	15,759,880	16,053,033	15,776,912

                                                                              See accompanying notes

MAIN STREET BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,

Six Months Ended June 30,

	2001	2000	2001	2000

Net income	$3,780,672	$2,598,435	$6,439,513	$6,176,417

Other comprehensive income, net of tax

Unrealized gains on securities available for sale	182,023	250,129	1,553,055	104,695
Less reclassification adjustment for net (gains losses included in net income)	(12,234)	338,639	(14,646)	340,717

Comprehensive income	$3,950,461	$3,187,203	$7,977,922	$6,621,829

See accompanying notes

MAIN STREET BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,

	2001	2000

Operating activities
Net income	$6,439,513	$6,176,417
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	970,000	1,084,000
Depreciation and amortization of premises and equipment	1,103,478	1,000,631
Amortization of intangible assets	119,834	219,383
Loss on sales of other real estate	27,661	—
Investment securities (gains) losses	(22,191)	516,239
Net accretion of investment securities	(432,519)	(43,492)
Net accretion of loans purchased	(19,682)	(41,766)
Gain on sales of premises and equipment	2,842	27,771
Net (increase) decrease in mortgage loans held for sale	(5,195,030)	2,187
Gains on sales of mortgage loans	(282,617)	(171,127)
Gains on sales of other loans	(316,926)	(37,054)
Deferred income tax provision (benefit)	584,441	(616,586)
Deferred net loan fees	(409,148)	226,615
Vesting in restricted stock award plan	252,482	291,630
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	792,670	(190,446)
Decrease (increase) in accrued interest payable	(37,953)	635,069
Other	275,445	4,697,258

Net cash provided by operating activities	3,852,300	13,776,729

Investing activities
Purchases of investment securities held to maturity	—	(1,283,940)
Purchases of investment securities available for sale	(21,449,629)	(23,409,099)
Purchases of other investments	—	(384,944)
Maturities of investment securities held to maturity	—	1,371,788
Maturities and calls of investment securities available for sale	50,997,381	2,875,201
Proceeds from sales of investment securities available for sale	1,104,250	14,605,975
Net increase in loans funded	(32,397,438)	(57,534,921)
Purchases of premises and equipment	(1,399,215)	(465,675)
Proceeds from sales of premises and equipment	340,336	—
Proceeds from sales (acquisitions of) other real estate	1,815,426	(115,609)

Net cash used in investing activities	(988,889)	(64,341,224)

Financing activities
Net increase in demand and savings accounts	27,332,950	46,715,835
(Decrease) increase in time deposits	(21,594,256)	16,705,449
Decrease in federal funds purchased	(26,456,846)	(5,244,900)
Net (decrease) increase in Federal Home Loan Bank advances	(6,500)	5,992,500
Dividends paid	(2,701,425)	(1,322,544)
Proceeds from the issuance of common stock	460,451	163,458

Net cash (used in) provided by financing activities	(22,965,626)	63,009,798

Net (decrease) increase in cash and cash equivalents	(20,102,215)	12,445,303

Cash and cash equivalents at beginning of year	129,397,609	76,317,510

Cash and cash equivalents at end of year	$109,295,394	$88,762,813

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$19,986,649	$15,593,573

Income taxes, net	650,000	1,889,461

Supplemental disclosures of noncash transactions
Loans transferred to real estate acquired through foreclosure	$543,817	$176,066

Transfer of investment securities from held to maturity to available for sale	$17,851,829	$—

                                                                             See accompanying notes.

MAIN STREET BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

NOTE 1.                BASIS OF PRESENTATION

                The accompanying unaudited consolidated financial statements of Main Street Banks, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statement presentation. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for interim periods have been included.

                The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the supplemental consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s Current Report on Form 8-K dated May 11, 2001.

NOTE 2.                BUSINESS COMBINATION

                On January 25, 2001, the Company completed a business combination with Walton Bank and Trust Company (“Walton”) by exchanging 2.752 shares of its common stock for each share of Walton outstanding common stock.  The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include the results of Walton.

NOTE 3.                CURRENT ACCOUNTING DEVELOPMENTS

                The Financial Accounting Standards Board issued Statement No. 138, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 138”) which amended certain provisions of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement 138 requires all derivatives to be recorded at their fair value on the statement of financial condition. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement 138 was effective for the Company on January 1, 2001.  The adoption of the standard did not result in a material financial impact based on the Company’s limited use of derivatives.

                Under the provisions of Statement 138, a company can elect to make a one-time transfer of investment securities from “held to maturity” to “available for sale” without tainting the held to maturity category. Upon adoption of Statement 138 on January 1, 2001, the Company transferred $17,851,829 of investment securities to the “available for sale” category.

NOTE 4.                EARNINGS PER COMMON SHARE

The computation of diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Basic and diluted net income	$3,780,672	$2,598,435	$6,439,513	$6,176,417

Basic weighted average shares	15,634,599	15,461,577	15,618,595	15,453,398
Effect of Employee Stock Options	468,631	298,303	434,438	323,514

Diluted weighted average shares	16,103,230	15,759,880	16,053,033	15,776,912

Diluted earnings per share	$.23	$.16	$.40	$.39

NOTE 5.                LOANS

                Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees.  Interest is accrued only if deemed collectible.  The following table represents the composition of the Company’s loan portfolio:

	June 30,	December 31,
	2001	2000

	(Dollars in thousands)

Commercial	$106,668	$97,572
Construction	163,866	150,107
Residential mortgage	154,678	162,706
Real estate – other	285,507	263,500
Consumer	58,893	63,857

Total loans	769,612	737,742

Less:
Net deferred loan fees	(1,827)	(1,779)
Allowance for loan losses	(11,417)	(10,907)

Net loans	$756,368	$725,056

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

                The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at June 30, 2001 as compared to December 31, 2000 and operating results for the three month and six month periods ended June 30, 2001. These comments should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes appearing elsewhere herein.

Forward Looking Statements

                This discussion contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting the Company’s operations, markets and products.  Without limiting the foregoing, the words “believes” “anticipates”, “intends”, “expects” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve certain risks and uncertainties.  Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company’s assumptions.  These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth (iii) less favorable than anticipated changes in national and local business environment and securities markets (iv) adverse changes in the regulatory requirements affecting the Company (v) greater competitive pressures among financial institutions in the Company’s market and (vi) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in the Company’s filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for 2000 and supplemental financial statements on Form 8-K.

Overview

                The Company’s total assets have decreased $14.5 million or 1.35% since December 2000.  Federal funds sold decreased $40.6 million primarily due to an increase in loans and the decrease in a seasonal public funds deposit account of approximately $13 million.  Total loans have increased 4.32% or $31.8 million since December 2000.  Total deposits have increased by .65% or $5.7 million.

                Return on average equity (operating income, excluding one-time charges) for the three months and six months ended June 30, 2001 was 17.6% and 17.7% on average equity of $98.1 million and $96.6 million, respectively.  This compares to 19.4% and 19.0% on average equity of $80.9 million and $79.4 million respectively, for the same periods in 2000.

                Return on average assets (operating income, excluding one-time charges) for the three months and six months ended June 30, 2001 was 1.66% and 1.64%, respectively.  This compares to 1.67% and 1.63%, respectively for the same periods in 2000.

Capital

                At June 30, 2001, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements.  The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%.  The following table reflects the Company’s and the Bank’s compliance with regulatory capital requirements at June 30, 2001.

	Company	Bank

Leverage ratio	9.29%	9.17%

Risk based capital ratios:
Tier 1 risk based capital	11.86%	11.71%
Risk-based capital	13.11%	12.96%

Loans and Allowance for Loan Losses

                At June 30, 2001, loans, net of unearned income, were $767.8 million, an increase of $31.8 million or 4.3% over net loans at December 31, 2000 of $736.0 million. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state and region. Real estate-construction loans increased $6.1 million or 4.0% from December 31, 2000. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

                The Company primarily focuses on the following loan categories: (1) commercial, (2) real estate construction, (3) real estate mortgage and (4) consumer loans. The Company’s management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in northeastern Georgia.

                The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses.  The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. Main Street’s management has established an allowance for loan losses which it believes is adequate for anticipated losses in the loan portfolio.  Based on a continuous credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to Main Street’s board of directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories.  These categories have also been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guideline and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively. By grading the loan portfolio in this manner Main Street’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the reserve for loan losses. Management also reviews charge-offs and recoveries on a quarterly basis to identify trends.

                Main Street’s risk management processes include a loan review program to evaluate the credit risk in the loan portfolio. The credit review department is independent of the loan function and reports to the Senior Vice President of Risk Management.  Through the loan review process, Main Street maintains an internally criticized classified loan watch list which, along with the delinquency report of loans serves as a tool to assist management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain financial ratios, uncertain repayment sources, deterioration in underlying collateral values, or poor financial condition which may jeopardize recoverability of the debt. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss, or at least a portion of the loan may require being charged-off. Loans classified as “loss” are those loans that are in the process of being charged-off.

                For the six month period ending June 30, 2001, net charge-offs totaled $460,813 or .18% (annualized) of average loans outstanding for the period, net of unearned income, compared to $133,699 or .11% in net charge-offs for the same period in 2000. The provision for loan losses for the six months ended June 30, 2001 was $970,000 compared to $1,084,000 for the same period in 2000. The allowance for loan losses totaled $11,416,611 or 1.49% of total loans, net of unearned income at June 30, 2001, compared to $10,907,424 or 1.48% at December 31, 2000.

                The following table presents an analysis of the allowance for loan losses for the six month period ended June 30, 2001 and June 30, 2000 follows:

	Six Months Ended
	June 30,

	2001	2000

Balance of allowance for loan losses at beginning of period	$10,907,424	$9,743,922

Provision charged to operating expense	970,000	1,084,000
Charge-offs:
Commercial, financial and agricultural	147,174	88,066
Real estate – construction and land development	11,107	19,497
Real estate – mortgage	40,793	—
Installment and other consumer	465,417	283,616

Total charge-offs	$664,491	$391,179

Recoveries:
Commercial, financial and agricultural	21,832	8,908
Real estate – construction and land development	—	13,000
Real estate – mortgage	20,836	75,400
Installment and other consumer	161,010	160,172

Total recoveries	$203,678	$257,480

Net charge-offs	$460,813	$133,699

Balance of allowance for loan losses at end of period	$11,416,611	$10,694,223

Liquidity and Market Risk Sensitivity

                Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company’s liquidity needs have primarily been met by growth in core deposits, as previously discussed, together with advances from the Federal Home Loan Bank. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

                The Company’s asset liability and funds management policy provides management with the necessary guidelines for effective funds management and a measurement system for monitoring its net interest rate sensitivity position. Main Street manages its sensitivity position within established guidelines.

                Market risk is defined as the risk of loss arising from adverse changes in market interest rates and prices. In order to maintain acceptable net interest income levels, interest rates, liquidity and maturities of the Company’s assets and liabilities need to be managed.  In a decreasing rate environment earnings are typically negatively impacted as the Company’s rate sensitive assets generally reprice faster than its rate sensitive liabilities thus an increase in interest rates will typically have a positive impact on earnings.
                Interest rate risk is managed by the asset liability committee which is composed of senior officers of Main Street, in accordance with policies approved by its board of directors. The asset liability committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the asset liability committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The asset liability committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the asset liability committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. The Company’s management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates.

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

Results of Operations for the Three Months Ended June 30, 2001 and 2000

                Net income for the quarter ended June 30, 2001 was $3.8 million compared to $2.6 million for the quarter ended June 30, 2000.  Operating net income, which excludes the impact of merger expenses and other one time items was $4.3 million for the quarter ended June 30, 2001, an increase of $404,876 or 10.35% over the same period in 2000.  Operating diluted earnings per share was $.27 and $.25 for the quarters ending June 30, 2001 and June 30, 2000, respectively.

                The increase in operating net income is primarily attributable to an increase in interest income of $772,186 and an increase in operating non-interest income of $506,074.  The Company was able to realize an increase in interest income as average earning assets increased $97.1 million or 11.10% over the same period in 2000. The yield on earning assets declined 64 basis points compared to the same period in 2000, as interest rates have continued to decline in 2001. Interest expense increased $916,535 or 10.67% over the same period in 2000.  Average interest bearing liabilities increased $85.3 million or 12.14% over the same period in 2000 and the average rate declined eight basis points.  The bank offered several certificate of deposit promotions during 2000, for varying terms, as these certificates re-price the effective rate on interest bearing liabilities will continue to decline through out 2001.  In the second quarter of 2001, management elected to refinance the Federal Home Loan Bank (“FHLB”) debt and take advantage of the lower interest rates.  Previously FHLB debt was for staggered terms, at fixed rates.  The existing debt was rolled into floating rate overnight advances.  While the prepayment penalty was $534,568, net of tax, in the current rate environment we will realize an immediate 200 basis point improvement in rate and thereby recover the one time prepayment penalty in less than ten months.  The net interest margin for the quarter ended June 30, 2001 was 4.99% compared to 5.60% for the quarter ended June 30, 2000.  Increased service charges and the growth of several fee-based services further augmented the increase in earnings. Mortgage origination fees increased $275,824 or 118.02% over the same period in 2000.  The decline in interest rates has resulted in an increased number of first time homebuyers and many people taking advantage of the opportunity to reduce rates through refinancing.  Operating expenses increased only $95,011 or 1.15% over the quarter ended June 30, 2000.  The Company operates in the highly competitive, dynamic metro-Atlanta market and continues to enjoy excellent growth.  Average total deposits for the quarter ended June 30, 2001, increased $92.3 million or 11.70% over the quarter ended June 30, 2000.  Average loans for the quarter ended June 30, 2001, increased $47.8 million or 6.70% over the quarter ended June 30, 2000.

                The provision for loan losses was $440,000 for the three months ended June 30, 2001 as compared to $504,000 for the same period in 2000.  Average loans, net of unearned income, increased $47.8 million or 6.70% over the quarter ended June 30, 2000.  Management closely monitors the loan portfolio and the underwriting of loans and considers the allowance for loan losses to be adequate.

                Non-performing assets which includes other real estate owned and non accrual loans, totaled $2.6 million or .33% of total loans at June 30, 2001, compared to $2.3 million or .32% of total loans at June 30, 2000.

                The effective income tax rate decreased from 42.6% for the quarter ended June 30, 2000 to 31.0% in the quarter ended June 30, 2001.  The decrease is primarily due to the merger expenses incurred in the second quarter of 2000, which are generally non-deductible for income tax purposes.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

                Net income for the six months ended June 30, 2001 was $6.4 million compared to $6.2 million for the six months ended June 30, 2000.  Operating net income, which excludes the impact of merger expenses and other one time items was $8.4 million for the six months ended June 30, 2001, an increase of $990,518 or 13.23% over the same period in 2000.  Operating diluted earnings per share was $0.53 and $0.47 for the six months ended June 30, 2001 and June 30, 2000, respectively.  Net interest income was $23.7 million for the six months ended June 30, 2001 and June 30, 2000.  Average earning assets for the six months ended June 30, 2001 were $974.7 million an increase of $113.3 million or 13.16% over same period in 2000, related interest income increased by $3.7 million or 9.18%.  The yield on earning assets has declined 30 basis points, compared to the same period in 2000, the result of several reductions in the prime interest rate.  Since December 2000 the prime rate has declined from 9.50% to 6.75.  Average interest bearing liabilities increased $104.2 million or 15.06%, resulting in an increase in interest expense of $3.7 million or 22.92% over the same period in 2000, the average rate increased 33 basis points.  The higher rate is a result of several certificate of deposit promotions offered in 2000, for varying terms.  As these certificates re-price over the next several months we will see a decline in the rate on interest bearing deposits.  The net interest margin for the six months ended June 30, 2001 was 4.99% compared to 5.62% for the same period in 2000.

                Non-interest income, excluding one-time items, for the six month period ended June 30, 2001 increased $1.0 million or 19.12% over the same period in 2000.  The strong growth in deposit accounts coupled with an increase in the service charge structure has resulted in an increase in service charges of $261,564 or 10.40% over the same period in 2000.  The decline in interest rates has been very favorable for the mortgage division which has seen a significant increase in new homebuyers as well as refinancing activity.  Mortgage origination fees have increased $446,780 or 100.81% over the six month period ended June 30, 2000.  Non interest expense, excluding one-time items increased $110,895 or .67% over the six month period ended June 30, 2000.

                The provision for loan losses declined $114,000 from the same period in 2000.  The allowance for loan losses as a percentage of total loans outstanding at June 30, 2001 and December 31, 2000 amounted to 1.49% and 1.48% , respectively.

PART II – OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                At the Company’s Annual Meeting of Shareholders held on May 9, 2001, the following individuals were elected to serve as Class I Directors for three-year terms expiring at the 2004 Annual Meeting of Shareholders:

	Votes For	Votes Withheld

Robert F. Fowler, III	12,816,978	30,810
Samuel B. Hay, III	12,816,978	30,810
C. Candler Hunt	12,841,978	5,810

                The following proposals were approved at the Company’s Annual Meeting:

		Affirmative	Negative	Votes
		Votes	Votes	Withheld

1.	Approve the 2000 Directors Stock Option Plan	10,244,309	264,987	160,277

2.	Approve the Omnibus Stock Ownership and Long Term Incentive Plan.	10,465,595	161,326	42,662

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)         Current report on Form 8-K

The company filed a Form 8-K on May 4, 2001 announcing its name change.

On May 14, 2001, the company filed a Form 8-K to reflect supplemental consolidated financial statements, selected financial data and management’s discussion and analysis of financial condition and results of operations as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000 restated to include the financial results of Walton Bank and Trust Company.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

Date:	August 9, 2001	By:	/s/ Edward C. Milligan

Edward C. Milligan, President and Chief Executive Officer

Date:	August 9, 2001	By:	/s/ Barbara J. Bond

Barbara J. Bond, Secretary, Principal Financial and Accounting Officer