Form 10-Q
period 2001-09-30
FIRST STERLING BANKS INC
filed 2001-11-14
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchanges Act of 1934

For the quarter ended September 30, 2001

Commission file number 000-25128

MAIN STREET BANKS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2104977
(State of Incorporation)	(I.R.S. Employer Identification No.)

676 Chastain Road, Kennesaw, GA	30144
(Address of principal executive offices)	(Zip Code)

770-422-2888
(Registrant’s telephone number)

First Sterling Banks, Inc.
P.O. Box 2147, Marietta, GA 30061
(Former name and address)

None
Securities registered under Section 12(b) of the Exchange Act

Common Stock, no par value
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 29, 2001, registrant had outstanding 15,665,271 shares of common stock.

MAIN STREET BANKS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets September 30, 2001 (unaudited) and December 31, 2000

Consolidated Statements of Income (unaudited) Three Months Ended September 30, 2001 and 2000 and Nine Months Ended September 30, 2001 and 2000

Consolidated Statements of Comprehensive Income (unaudited) Three Months Ended September 30, 2001 and 2000 and Nine Months Ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAIN STREET BANKS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2001	2000
Assets
Cash and due from banks	$43,135,942	$39,295,553
Interest-bearing deposits in banks	3,523,752	1,665,159
Federal funds sold and securities purchased under agreement to resell	57,608,797	88,436,897
Investment securities available for sale	136,783,665	152,962,319
Investment securities held to maturity (fair value of $741,444 and $15,879,777 at September 30, 2001 and December 31, 2000, respectively)	686,840	18,538,266
Mortgage loans held for sale	8,166,253	2,248,415
Loans, net of unearned income	798,471,503	735,963,071
Allowance for loan losses	(11,811,458)	(10,907,424)
Loans, net	786,660,045	725,055,647

Premises and equipment, net	27,103,138	27,034,148
Other real estate	1,217,069	2,122,802
Accrued interest receivable	6,447,176	7,139,716
Goodwill and other intangible assets	765,784	945,534
Other assets	4,563,510	5,130,795
Total assets	$1,076,661,971	$1,070,575,251

Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing demand	$151,554,684	$139,119,905
Interest-bearing demand and money market	252,399,107	201,483,455
Savings	42,296,159	44,727,911
Time deposits of $100,000 or more	155,397,004	157,782,734
Other time deposits	305,316,195	342,795,505
Total deposits	906,963,149	885,909,510

Accrued interest payable	5,237,793	5,652,685
Federal Home Loan Bank advances	52,121,250	52,127,500
Federal funds purchased and securities sold under repurchase agreements	6,226,164	32,615,659
Other liabilities	2,308,559	495,635
Total liabilities	972,856,915	976,800,989

Shareholders’ equity
Common stock—no par value per share; 50,000,000 shares authorized; outstanding, 15,662,271 and 15,515,174 shares at September 30, 2001 and December 31, 2000, respectively	32,099,307	31,522,786
Retained earnings	69,883,256	63,347,204
Accumulated other comprehensive gain (loss)	2,856,368	(61,853)
Treasury stock, at cost, 169,082 shares at September 30, 2001 and December 31, 2000, respectively	(1,033,875)	(1,033,875)
Total shareholders’ equity	103,805,056	93,774,262
Total liabilities and shareholders’ equity	$1,076,661,971	$1,070,575,251

See accompanying notes.

MAIN STREET BANKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Interest Income:
Loans, including fees	$18,445,983	$18,936,609	$55,802,733	$54,065,556
Interest on investment securities:
Taxable	1,750,869	1,869,850	5,953,890	5,332,465
Non-taxable	319,240	331,398	956,136	868,295
Federal funds sold and other short term investments	449,847	1,099,087	1,854,021	1,896,292
Interest-bearing deposits in banks	83,194	16,862	111,726	52,906
Total interest income	21,049,133	22,253,806	64,678,506	62,215,514

Interest expense:
Interest-bearing demand and money market	1,044,362	1,486,617	3,293,001	3,839,732
Savings	191,401	285,121	670,603	800,628
Time deposits of $100,000 or more	2,181,652	1,739,489	7,077,471	4,678,797
Other time deposits	4,357,388	5,615,950	15,030,188	14,277,970
Federal funds purchased and securities sold under agreement to repurchase	42,169	136,413	173,726	388,418
Federal Home Loan Bank advances	484,387	879,930	1,986,220	2,375,244
Other interest expense	18,940	4,839	38,059	16,213
Total interest expense	8,320,299	10,148,359	28,269,268	26,377,002

Net interest income	12,728,834	12,105,447	36,409,238	35,838,512
Provision for loan losses	562,000	485,000	1,532,000	1,569,000

Net interest income after provision for loan losses	12,166,834	11,620,447	34,877,238	34,269,512

Noninterest income:
Service charges on deposit accounts	1,544,847	1,312,161	4,320,558	3,826,308
Investment securities gains (losses)	-	(565)	22,191	(516,804)
Gain on sales of premises and equipment	13,066	2,253	10,224	30,024
Gain on sales of loans	90,756	1,246	407,682	38,300
Other income	2,008,008	1,498,193	5,356,173	4,345,643
Total noninterest income	3,656,677	2,813,288	10,116,828	7,723,471

Noninterest expense:
Salaries and other compensation	4,416,260	4,212,232	12,300,907	12,309,713
Employee benefits	732,680	599,468	2,000,530	1,875,941
Net occupancy and equipment expense	1,227,894	1,144,305	3,629,522	3,508,165
Professional services	359,297	352,114	1,274,369	742,450
Regulatory agency assessments	60,824	80,868	220,904	240,179
Amortization of intangible assets	59,916	109,692	179,750	329,075
Merger and one-time expenses	-	-	2,510,625	973,457
Other expense	2,040,885	2,109,609	5,988,073	6,188,168
Total noninterest expense	8,897,756	8,608,288	28,104,680	26,167,148

Income before income taxes	6,925,755	5,825,447	16,889,386	15,825,835
Income tax expense	2,392,434	2,021,907	5,916,552	5,845,878
Net income	$4,533,321	$3,803,540	$10,972,834	$9,979,957

Earnings per share:
Basic	$.29	$.25	$.70	$.65
Diluted	$.28	$.24	.68	$.63

Dividends declared per share	$.09	$.08	$.27	$.16

Weighted average common shares outstanding:
Basic	15,648,336	15,507,140	15,628,618	15,471,443
Diluted	16,178,030	15,830,747	16,098,382	15,792,731

See accompanying notes.

MAIN STREET BANKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended

Nine Months Ended

	September 30,		September 30,
	2001	2000	2001	2000
Net income	$4,533,321	$3,803,540	$10,972,834	$9,979,957

Other comprehensive income, net of tax

Unrealized gains on securities available for sale	1,379,812	1,026,676	2,932,867	1,131,371
Less reclassification adjustment for net (gains) losses included in net income	-	-	(14,646)	340,717

Comprehensive income	$5,913,133	$4,830,216	$13,891,055	$11,452,045

See accompanying notes.

MAIN STREET BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Operating activities
Net income	$10,972,834	$9,979,957
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,532,000	1,569,000
Depreciation and amortization of premises and equipment	1,631,725	1,501,473
Amortization of intangible assets	179,750	329,075
Loss on sales of other real estate	27,661	—
Investment securities (gains) losses	(22,191)	516,804
Net accretion of investment securities	(503,793)	(47,759)
Net accretion of loans purchased	(44,655)	(53,508)
Gain on sales of premises and equipment	(10,224)	(30,024)
Net increase in mortgage loans held for sale	(5,917,838)	(1,556,646)
Gains on sales of mortgage loans	(469,968)	(275,746)
Gains on sales of other loans	(407,682)	(38,300)
Deferred income tax provision	1,196,345	1,014,439
Deferred net loan fees	159,388	(573,658)
Vesting in restricted stock award plan	369,683	390,286
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	692,540	(942,987)
Increase (decrease) in accrued interest payable	(414,892)	1,833,284
Other	(143,074)	5,483,732
Net cash provided by operating activities	8,827,609	19,099,422

Investing activities
Purchases of investment securities held to maturity	-	(3,508,940)
Purchases of investment securities available for sale	(31,506,988)	(30,570,853)
Purchases of other investments	-	(1,418,867)
Maturities of investment securities held to maturity	-	1,881,118
Maturities and calls of investment securities available for sale	69,583,744	8,153,173
Proceeds from sales of investment securities available for sale	1,104,250	14,605,975
Net increase in loans funded	(64,145,388)	(67,652,456)
Purchases of premises and equipment	(2,283,988)	(492,521)
Proceeds from sales of premises and equipment	407,267	-
Proceeds from sales of other real estate	1,863,427	10,198
Improvements to other real estate	(35,776)	-
Net cash used in investing activities	(25,013,452)	(78,993,173)

Financing activities
Net increase in demand and savings accounts	60,918,679	47,387,130
(Decrease) increase in time deposits	(39,865,040)	79,411,929
Decrease in federal funds purchased	(26,389,495)	(10,370,987)
Net (decrease) increase in Federal Home Loan Bank advances	(6,250)	5,988,750
Dividends paid	(4,109,463)	(2,432,047)
Proceeds from the issuance of common stock	508,294	301,485
Net cash (used in) provided by financing activities	(8,943,275)	120,286,260
Net increase (decrease) in cash and cash equivalents	(25,129,118)	60,392,509
Cash and cash equivalents at beginning of period	129,397,609	76,317,510
Cash and cash equivalents at end of period	$104,268,491	$136,710,019
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$28,684,159	$24,543,402
Income taxes, net	650,000	3,674,800
Supplemental disclosures of noncash transactions
Loans transferred to real estate acquired through foreclosure	$894,257	$390,368
Transfer of investment securities from held to maturity to available for sale	$17,851,829	$-

See accompanying notes.

MAIN STREET BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2001

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

The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the supplemental consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s Current Report on Form 8-K dated May 11, 2001.

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

In July 2001, the FASB issued Statement No.141, “Business Combinations,” effective for business combinations initiated after June 30, 2001, and Statement No.142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  Under SFAS No.141, use of the pooling-of-interests method is no longer permitted. SFAS No.141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.  SFAS No.142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.  The adoption of the new standards will not have a material impact on the Company’s financial statements.

NOTE 4.        EARNINGS PER COMMON SHARE

The computation of diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Basic and diluted net income	$4,533,321	$3,803,540	$10,972,834	$9,979,957

Basic weighted average shares	15,648,336	15,507,140	15,628,618	15,471,443
Effect of Employee Stock Options	529,694	323,607	469,764	321,288
Diluted weighted average shares	16,178,030	15,830,747	16,098,382	15,792,731

Diluted earnings per share	$.28	$.24	$.68	$.63

NOTE 5.        LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees.  Interest is accrued only if deemed collectible.  The following table represents the composition of the Company’s loan portfolio:

	September 30,	December 31,
	2001	2000
	(Dollars in thousands)

Commercial	$71,296	$97,572
Real estate construction	170,728	150,107
Residential mortgage	153,146	162,706
Commercial real estate	346,861	263,500
Consumer	58,170	63,857
Total loans	800,201	737,742
Less:
Net deferred loan fees	(1,730)	(1,779)
Allowance for loan losses	(11,811)	(10,907)

Net loans	$786,660	$725,056

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial position at September 30, 2001 as compared to December 31, 2000, and operating results for the three-month and nine-month periods ended September 30, 2001. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Overview

Total assets have increased slightly since December 2000.    Total loans have increased $62.5 million or 8.49% since December 2000.  The growth in loans has been funded primarily by an increase in deposits of $21.1 million or 2.38% and a reduction in Federal funds sold of  $30.8 million.  Overnight borrowings have decreased $26.4 million since December 2000.

Return on average equity (operating income, excluding one-time charges) for the three months and nine months ended September 30, 2001 was 17.8% and 17.7% on average equity of $101.1 million and $98.1 million, respectively.  This compares to 17.8% and 18.5% on average equity of $85.1 million and $81.7 million respectively, for the same periods in 2000.

Return on average assets (operating income, excluding one-time charges) for the three months and nine months ended September 30, 2001 was 1.71% and 1.66%, respectively.  This compares to 1.51% and 1.58%, respectively for the same periods in 2000.

Capital

At September 30, 2001, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements.  The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%.  The following table reflects the Company’s and the Bank’s compliance with regulatory capital requirements at September 30, 2001.

	Company	Bank
Leverage ratio	9.51%	9.40%

Risk based capital ratios:
Tier 1 risk based capital	11.90%	11.69%
Risk-based capital	13.15%	12.94%

Loans and Allowance for Loan Losses

At September 30, 2001, loans, net of unearned income, were $798.5 million, an increase of $62.5 million or 8.49% over net loans at December 31, 2000 of $736.0 million. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state and region. Real estate-construction loans increased $20.6 million or 13.7% from December 31, 2000. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

The Company primarily focuses on the following loan categories: (1) commercial, (2) real estate construction, (3) real estate mortgage and (4) consumer loans. The Company’s management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in northeastern Georgia.

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses.  The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. Main Street’s management has established an allowance for loan losses, which it believes, is adequate for anticipated losses in the loan portfolio.  Based on a continuous credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to Main Street’s board of directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories.  These categories have also been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guidelines and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively. By grading the loan portfolio in this manner Main Street’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the reserve for loan losses. Management also reviews charge-offs and recoveries on a quarterly basis to identify trends.

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

For the nine-month period ending September 30, 2001, net charge-offs totaled $627,966 or .11% (annualized) of average loans outstanding for the period, net of unearned income, compared to $294,406 or .06% in net charge-offs for the same period in 2000. The provision for loan losses for the nine months ended September 30, 2001 was $1,532,000 compared to $1,569,000 for the same period in 2000. The allowance for loan losses totaled $11,811,458 or 1.48% of total loans, net of unearned income at September 30, 2001, compared to $10,907,424 or 1.48% at December 31, 2000.

The following table presents an analysis of the allowance for loan losses for the nine-month period ended September 30, 2001 and September 30, 2000 follows:

	Nine Months Ended
	September 30,
	2001	2000
Balance of allowance for loan losses at beginning of period	$10,907,424	$9,743,922

Provision charged to operating expense	1,532,000	1,569,000
Charge-offs:
Commercial, financial and agricultural	162,047	183,733
Real estate – construction and land development	11,107	10,000
Real estate – mortgage	56,156	40,612
Installment and other consumer	671,502	350,373
Total charge-offs	900,812	584,718
Recoveries:
Commercial, financial and agricultural	100,471	21,437
Real estate – construction and land development	-	15,776
Real estate – mortgage	21,731	75,897
Installment and other consumer	150,644	177,202
Total recoveries	272,846	290,312
Net charge-offs	627,966	294,406

Balance of allowance for loan losses at end of period	$11,811,458	$11,018,516

Liquidity and Market Risk Sensitivity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company’s liquidity needs have primarily been met by growth in core deposits, as previously discussed, together with advances from the Federal Home Loan Bank. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external-funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

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

Interest rate risk is managed by the asset liability committee, which is composed of senior officers of Main Street, in accordance with policies approved by its board of directors. The asset liability committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the asset liability committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The asset liability committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the asset liability committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. The Company’s management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates.

Main Street manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. Main Street may utilize interest rate swaps, financial options, or financial futures contracts in order to reduce interest rate risk. In May a $50 million interest rate floor was purchased to protect against further prime rate reductions and lessen the effect such reductions would have on interest income.

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

Results of Operations for the Three Months Ended September 30, 2001 and 2000

Net income for the quarter ended September 30, 2001 was $4.5 million compared to $3.8 million for the quarter ended September 30, 2000, an increase of $729,781 or 19.19% over the same period in 2000.  Operating diluted earnings per share was $.28 and $.24 for the quarters ending September 30, 2001 and September 30, 2000, respectively.

The increase in operating net income is primarily attributable to an increase in net interest income of $623,387 and an increase in operating non-interest income of $843,389.  The Company was able to realize an increase in interest income as average earning assets increased $38.9 million or 4.16% over the same period in 2000. The yield on earning assets declined 89 basis points compared to the same period in 2000, as interest rates have continued to decline in 2001. Interest expense decreased $1.8 million or 18.01% over the same period in 2000.  Average interest bearing liabilities increased $28.0 million or 3.67% over the same period in 2000 and the average rate declined 112 basis points.  The Bank offered several certificate of deposit promotions during 2000, for varying terms, as these certificates re-price the effective rate on interest bearing liabilities would continue to decline throughout 2001.  The net interest margin for the quarter ended September 30, 2001 was 5.27% compared to 5.23% for the quarter ended September 30, 2000.  Increased service charges and the growth of several fee-based services further augmented the increase in earnings.  Mortgage origination fees increased $197,442 or 59.29% over the same period in 2000.  The decline in interest rates has resulted in an increased number of first time homebuyers and many people taking advantage of the opportunity to reduce rates through refinancing.  Operating expenses increased only $289,468 or 3.36% over the quarter ended September 30, 2000.  The Company operates in the highly competitive, dynamic metro-Atlanta market and continues to enjoy excellent growth.  We have experienced a decline in time deposits as we have priced time deposits to be competitive, but not aggressive, in an effort to protect earnings and our margins.   We introduced a new deposit campaign in the second quarter specifically targeting demand and money market deposits.  Through the end of September 2001 the campaign had generated approximately $15 million in new deposits.  Average total deposits for the quarter ended September 30, 2001, have increased $39.1 million or 4.60% over the quarter ended September 30, 2000.  Average interest bearing demand and money market deposits have increased $35.4 million or 18.63% over the same period in 2000.  Average loans for the quarter ended September 30, 2001, increased $46.4 million or 6.37% over the quarter ended September 30, 2000.

The provision for loan losses was $562,000 for the three months ended September 30, 2001 as compared to $485,000 for the same period in 2000.  Average loans, net of unearned income, increased $46.4 million or 6.37% over the quarter ended September 30, 2000.  Management closely monitors the loan portfolio and the underwriting of loans and considers the allowance for loan losses to be adequate.

Non-performing assets which includes other real estate owned and non accrual loans, totaled $2.3 million or .29% of total loans at September 30, 2001, compared to $2.3 million or .32% of total loans at September 30, 2000.

Results of Operations for the Nine Months Ended September 30, 2001 and 2000

Net income for the nine months ended September 30, 2001 was $11.0 million compared to $10.0 million for the nine months ended September 30, 2000.  Operating net income, which excludes the impact of merger expenses and other one time items was $13.0 million for the nine months ended September 30, 2001, an increase of $1.7 million or 15.23% over the same period in 2000.  Operating diluted earnings per share was $0.81 and $0.72 for the nine months ended September 30, 2001 and September 30, 2000, respectively.  Net interest income was $36.4 million for the nine months ended September 30, 2001 and $35.8 million for the same period in 2000.  Average earning assets for the nine months ended September 30, 2001 were $975.2 million an increase of $87.8 million or 9.9% over same period in 2000, related interest income increased by $2.5 million or 3.96%.  The yield on earning assets has declined 49 basis points, compared to the same period in 2000, primarily the result several reductions in the prime interest rate.   Since December 2000 through September 2001, the prime rate has declined from 9.50% to 6.00%.  Average interest bearing liabilities increased $78.8 million or 11.01%, resulting in an increase in interest expense of $1.9 million or 7.17% over the same period in 2000, the average rate increased 16 basis points.  The higher rate is a result of several certificate of deposit promotions offered in 2000, for varying terms.  As these certificates re-price over the next several months we will see a decline in the rate on interest bearing deposits.  In the second quarter of 2001, management elected to refinance the Federal Home Loan Bank (“FHLB”) debt and take advantage of the lower interest rates.  Previously FHLB debt was for staggered terms, at fixed rates.  The existing debt was rolled into floating rate overnight advances.  While the prepayment penalty was $534,568, net of tax, we immediately realized a 200 basis point improvement in rate and anticipated the penalty would be recovered in less than ten months.  As rates have continued to decline, through the end of September we estimate the savings to be approximately $470,000 and would expect full recovery of the penalty by year-end.  The net interest margin for the nine months ended September 30, 2001 was 5.08% compared to 5.48% for the same period in 2000.

Non-interest income, excluding one-time items, for the nine month period ended September 30, 2001 increased $1.9 million or 22.83% over the same period in 2000.  The strong growth in transaction accounts coupled with an increase in the service charge structure has resulted in an increase in service charges of $494,250 or 12.92% over the same period in 2000.  The decline in interest rates has been very favorable for the mortgage division, which has seen a significant increase in new homebuyers as well as refinancing activity.  Mortgage origination fees have increased $644,222 or 83.00% over the nine month period ended September 30, 2000.  Non-interest expense, excluding one-time items increased $400,364 or 1.59% over the nine-month period ended September 30, 2000.

The provision for loan losses declined $37,000 from the same period in 2000.  The allowance for loan losses as a percentage of total loans outstanding was 1.48% at September 30, 2001 and December 31, 2000.

PART II. – OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)         Current report on Form 8-K

The Company filed a Form 8-K on September 21, 2001 to reflect a common stock repurchase program for up to 150,000 shares of the Company’s 15,641,114 shares outstanding as of June 30, 2001.  The repurchased shares are available for use in connection with the Company’s stock plans and for other corporate purposes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC

Date:	November 13, 2001	By:	/s/ Edward C. Milligan
Edward C. Milligan, President and
Chief Executive Officer

Date:	November 13, 2001	By:	/s/ Barbara J. Bond
Barbara J. Bond, Secretary, Principal
Financial and Accounting Officer