Form 10-K405
period 2001-12-31
MAIN STREET BANKS INC /NEW/
filed 2002-03-29
CIK 922244

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission file number 000-25128

MAIN STREET BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2104977
(State of Incorporation)	(I.R.S. Employer Identification No.)
676 Chastain Road, Kennesaw, GA	30144
(Address of principal excutive offices)	(Zip Code)

770-422-2888
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of February 28, 2002, the registrant had outstanding 15,664,622 shares of common stock. As of February 28, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $177,896,392.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended, including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Main Street Banks, Inc.'s (the "Company") operations, markets and products. Without limiting the foregoing, the words "believes", "anticipates", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting the Company, (v) greater competitive pressures among financial institutions in Company's market, and (vi) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for 2001.

ITEM 1.    BUSINESS

        The Company is a financial holding company which engages through its subsidiaries, Main Street Bank ("the Bank") and Williamson, Musselwhite & Main Street Insurance, Inc. ("Williamson"), in providing a full range of banking, mortgage banking, investment and insurance services to its retail and commercial customers located primarily in Barrow, Clarke, Cobb, DeKalb, Gwinnett, Newton, Rockdale and Walton counties in Georgia. The Bank, a commercial bank, provides traditional deposit, lending, mortgage and securities brokerage services. Prior to January 2, 2001, the Company was known as First Sterling Banks, Inc. On December 29, 2000, former bank subsidiaries, The Westside Bank and Trust Company ("Westside"), The Eastside Bank and Trust Company ("Eastside") and Community Bank of Georgia ("Community") were merged into the Bank. The Company was incorporated on March 16, 1994 as a Georgia business corporation. The Company's executive offices are located at 676 Chastain Road, Kennesaw, Georgia 30144, and its telephone number is 770-422-2888. Neither the Company nor the Bank has any foreign activities.

        During 2001 the Bank formed MSB Holdings, Inc., a holding company, and MSB Investments Inc., a real estate investment trust ("REIT"). These companies were established in order to strengthen the Bank's capital position. The establishment of a REIT subsidiary is expected to allow the Bank to increase the effective yield on its real estate related assets and residential mortgage loan portfolios by transferring a portion of those assets and loans to an entity that receives favorable tax treatment.

        Since 1995, the Company has been reviewing and analyzing possible acquisition and growth opportunities in the Atlanta metropolitan area. Its strategic plan has been to enhance shareholder value by creating a larger high performing banking company in the Atlanta area. The goal has been to provide broader and more comprehensive services to its customers, create efficiencies in the administration and service functions, and provide a larger shareholder base with a more liquid security trading on a national market.

        The first merger occurred in 1996 when the Company merged with Eastside Holding Corporation, a one-bank holding company located in Snellville, Gwinnett County, Georgia. In 1999, the Company consummated a merger with Georgia Bancshares, Inc. and thereby acquired Community Bank located in DeKalb County, Georgia. In May of 2000, the Company consummated a merger with the former

Main Street Banks Incorporated, the former parent of the Bank. In December of 2000, the Company consummated a merger with Williamson Insurance Agency, Inc. and Williamson and Musselwhite Insurance Agency, Inc. In January of 2001, the Company consummated a merger with Walton Bank and Trust Company.

Recent Developments

        Effective November 17, 2000, the Company became a financial holding company under the provisions of the Gramm-Leach-Bliley Act of 1999, which amended the Bank Holding Company Act and expands the activities in which the Company may engage. After becoming a financial holding company, in December 2000 the Company acquired Williamson. Upon consummation of the acquisition, the two insurance companies were combined with the Bank's Insurance division and the name was changed to Williamson, Musselwhite & Main Street Insurance, Inc.

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

        Since July 1, 1995, numerous interstate acquisitions involving Georgia based financial institutions have been announced or consummated. Though interstate banking has resulted in significant changes in the structure of financial institutions in the southeastern region, including the Bank's primary service areas, management does not feel that such changes have had or will have a significant impact upon its operations.

        The Company's marketing strategy emphasizes its local nature and involvement in the communities located in its' primary service area.

        Management expects that competition will remain intense in the future due to State and Federal laws and regulations, and the entry of additional bank and nonbank competitors.

Employees

        As of February 28, 2002, the Company had a total of 376 full-time equivalent employees. These employees are provided with fringe benefits in varying combinations, including health, accident, disability and life insurance plans. None of the Company's employees are subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. In the opinion of management, the Company enjoys excellent relations with its employees.

Products and Services

        The Company provides a full range of traditional banking, mortgage banking, investment, and insurance services to individual and corporate customers.

Lending

        The Company's primary lending activities include real estate loans (mortgage and construction), commercial and industrial loans to small and medium sized businesses and consumer loans. The Company originates first mortgage loans and enters into a commitment to sell these loans in the secondary market. The Company limits its interest rate risk on such loans originated by selling individual loans immediately after the customer lock-in their rate and after the loan is closed.

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

Supervision and Regulation

General

        The Company is a financial holding company registered with the Federal Reserve Board ("Federal Reserve") and the Georgia Department of Banking and Finance under the Bank Holding Company Act of 1956 as amended "Holding Company Act" and the Georgia Bank Holding Company Act, respectively. As a result, it is subject to the supervision, examination and reporting requirements of these acts and the regulations of the Federal Reserve and the Georgia Department of Banking and Finance issued under these acts. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well capitalized and well managed and has a rating of "satisfactory" or better under the Community Reinvestment Act of 1977 ("CRA"). The Bank is a Georgia chartered commercial bank and subject to the supervision, examination and reporting requirements of the Georgia Department of Banking and Finance and the Federal Deposit Insurance Company ("FDIC").

        The Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

  •
  it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than five (5%) percent of the voting shares of the bank;

  •
  it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

  •
  it may merge or consolidate with any other bank holding company.

        The Gramm-Leach-Bliley Act substantially expanded the activities permissible to bank holding companies and their affiliates. Gramm-Leach-Bliley repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. The Holding Company Act was amended to permit a financial holding company to engage in any activity and acquire and retain any company that the Federal Reserve determines to be (a) financial in nature or incidental to such financial activity or (b) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

        The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

        The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier 1 Capital ratio is 4.0%. At December 31, 2001, the Company's consolidated Tier 1 Capital and Total Capital ratios were 11.59% and 12.83%, respectively.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 4.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4.0%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 2001, was 9.24%.

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

        The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2001. Neither the Company nor the Bank has been advised by any federal banking agency of any violations of specific minimum capital ratio requirement applicable to it.

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

Prompt Corrective Action

        Federal Deposit Insurance Corporation Improvement Act ("FDICIA") establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories ("well capitalized", "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

        At December 31, 2001, the Bank had the requisite capital levels to qualify as well capitalized.

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

        Under Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

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

Potential Impact of Change in Interest Rates

        The potential of the Company depends to a large extent upon its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The net interest income of the Company would be adversely affected if changes in market interest rates resulted in the interest-bearing assets of the Company being reduced because of softening loan demand. In addition, a decline in interest rates may result in greater than normal prepayments of the higher interest-bearing obligations held by the Company.

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

Governmental Regulation—Banking

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

ITEM 2.    DESCRIPTION OF PROPERTY

        The Company's corporate headquarters are located at 676 Chastain Road, Kennesaw, Georgia. The main office of the Bank is located at 1134 Clark Street, Covington, Georgia. The Bank leases space for its headquarters and various support functions. These support functions include: operations center, marketing offices, and accounting facilities.

        The Bank has 21 branch offices located in Barrow, Clarke, Cobb, DeKalb, Gwinnett, Newton, Rockdale and Walton counties, Georgia, 19 of which are owned and two of which are leased. Deposit and loan operations, proof and purchasing are located in leased space at 2118 Usher Street in Covington. Human resources and training are in a bank owned building at 1122 Pace Street in Covington. The Bank's corporate headquarters and marketing division are in leased space at 1121 Floyd Street, Covington, Georgia. The bank also leases a building in Covington, adjacent to the owned facility on Pace Street, which serves as the location of the accounting department.

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

        Robert R. Fowler, III, chairman of the board, has entered into three lease agreements with the Company, through which he leases to the Company buildings that it uses for its operations center, corporate and marketing offices, and accounting facilities. The Company believes that the terms of the lease agreements are at least as favorable to it as terms available from unrelated third parties.

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

        None

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  (a)
  The Company's common stock is traded on the Nasdaq National Market under the symbol MSBK.

    The following table lists the high and low stock price for each quarter in 2001 and 2000:

	Fiscal Year 2001		Fiscal Year 2000
	High	Low	High	Low
First quarter	$14.688	$12.250	$12.125	$8.063
Second quarter	19.650	12.500	11.625	8.625
Third quarter	19.620	15.500	12.188	11.000
Fourth quarter	18.000	15.911	12.500	11.125
  (b)
  As of December 31, 2001, there were approximately 2,882 shareholders of record of the Company's common stock.

  (c)
  During 2001, dividends of $0.09 per share were paid in each quarter. The Company currently intends to continue paying regular cash dividends on a quarterly basis.

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

        If in the opinion of the Federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the regulatory authority may require, after notice and hearing, that the institution cease and desist from the practice. The Federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under FDICIA, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The Federal agencies have also issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

        The Georgia Financial Institutions Code and the Georgia Banking Department's regulations provide:

  •
  that dividends of cash or property may be paid only out of the bank's retained earnings;

  •
  that dividends may not be paid if the banks' paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20% of the bank's capital stock; and

  •
  that dividends may not be paid without prior approval of the Georgia Banking Department if:

  •
  the bank's total classified assets at its most recent examination exceed 80% of its equity capital;

  •
  the aggregate amount of dividends to be declared exceeds 50% of the bank's net profits after taxes but before dividends for the previous calendar year; or

  •
  the ratio of equity capital total to adjusted assets is less than 6%.

        The payment of dividends by the Company may also be affected or limited by other factors, such as a requirement by the Federal Reserve to maintain adequate capital above regulatory guidelines.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands, except share and per share data)
EARNINGS
Interest income	$84,752	$85,635	$68,452	$61,200	$55,672
Interest expense	35,222	37,399	26,414	24,231	22,427
Net interest income	49,530	48,236	42,038	36,969	33,245
Non-interest income	14,112	10,676	10,448	9,336	7,601
Non-interest expense	39,342	35,041	32,262	28,950	25,219
Operating income(1)	17,717	15,236	12,072	10,673	9,144
Net income	14,347	13,925	12,093	10,673	9,144
SELECTED AVERAGE BALANCES
Assets	$1,063,215	$980,641	$840,028	$727,762	$667,401
Earning assets	990,358	914,113	770,057	667,210	610,765
Loans	775,236	713,862	614,381	509,625	439,370
Total deposits	896,804	828,794	715,830	638,105	596,726
Shareholders' equity	99,951	83,578	76,875	70,484	62,073
Common shares outstanding—diluted	16,111	15,804	15,784	15,658	15,538
YEAR-END BALANCES
Assets	$1,110,168	$1,070,575	$907,138	$764,513	$689,286
Earning assets	1,016,163	999,907	841,487	703,930	631,258
Loans	811,446	735,963	668,447	546,342	476,327
Total deposits	908,181	885,910	754,254	662,055	614,147
Shareholders' equity	105,121	93,774	80,054	74,798	66,578
Common shares outstanding	15,699	15,534	15,445	15,411	15,226
PER COMMON SHARE
Earnings per share—basic	$0.92	$0.90	$0.78	$0.70	$0.60
Earnings per share—diluted	0.89	0.88	0.77	0.68	0.59
Book value	6.70	6.04	5.18	4.85	4.37
Cash dividends paid	0.36	0.24	0.16	0.15	0.13
Market price:
Close	$16.40	$12.43	$12.06	$10.88	$9.33
High	19.65	12.50	14.50	13.17	9.72
Low	12.25	8.06	9.25	9.23	6.02
OPERATING INCOME DATA(1)
Earnings per share—basic	$1.13	$0.98	$0.78	$0.69	$0.60
Earnings per share—diluted	1.10	0.96	0.76	0.68	0.59
Operating return on average assets	1.67%	1.55%	1.44%	1.47%	1.37%
Operating return on average equity	17.7%	18.2%	15.7%	15.1%	14.7%
Price to operating earnings	14.9	12.9	15.8	16.0	15.9
FINANCIAL RATIOS
Return on average assets	1.35%	1.42%	1.44%	1.47%	1.37%
Return on average equity	14.4%	16.7%	15.7%	15.1%	14.7%
Average equity to average assets	9.40%	8.52%	9.15%	9.69%	9.30%
Dividend payout ratio(1)	32.7%	24.9%	20.9%	22.0%	22.0%
Price to earnings	18.4	14.1	15.7	16.0	15.9
Price to book value	2.45	2.06	2.33	2.24	2.13
NONFINANCIAL
Shareholders	2,882	2,921	2,036	1,372	1,411
Employees	392	404	406	423	401
Banking offices	21	23	23	20	24
ATMs	23	25	25	23	24

(1)
Excludes non-recurring merger related expenses and one-time gains (losses) pertaining to restructuring the investment portfolio and Federal Home Loan Bank advances and sales of property of ($3,370), ($1,311) and $21 in 2001, 2000 and 1999, respectively.

All periods restated for pooling.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

        Management's discussion and analysis of financial condition and results of operations analyzes the major elements of the Company's consolidated statements of income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information appearing elsewhere herein.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion contains certain forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements include statements identified by use of the words "may," "should," "will," "contemplate," "continue," "possible," "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and involve risks and uncertainties that may cause actual results, performance or such investments to be materially different from those expressed or implied from such forward looking statements. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates and the level and composition of deposits, loan demand and the values of loan collateral, mortgages, securities and other interest sensitive assets and liabilities, general economic conditions, legislation and regulation, monetary and fiscal policies of the federal government, including policies of the Treasury Department and the Federal Reserve Board, competition, demand for financial services in our market area, accounting principles and guidelines, and the failure of assumptions underlying the establishment of the reserve for loan losses. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We will not publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All written or oral forward statements attributable to the Company are qualified in their entirety by these cautionary statements.

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

OVERVIEW

Economy

        While 2000 saw interest rates climb with a Federal Reserve Bank ("Fed") bias toward inflation, 2001 saw numerous interest rate reductions. 2001 was a year of significant contraction in the economy and the assertion from economists that the economy was headed into a recession. The NAPM Index (National Association of Purchasing Management) is an economic indicator of whether the economy is growing or contracting. By mid-year 2000, this index had fallen to a level that was showing signs of a weakening economy. It continued to drop throughout 2001 and reached its lowest level in October 2001.

        At the end of 2000, the Fed became concerned about a slowing economy, and at its January 3, 2001 meeting, lowered the federal funds rate 50 basis points to 6.00%. At that time the Fed adopted a weakening bias. Consumer sentiment was still respectable at the time, an important factor since consumer spending is a key component to minimizing the length and severity of a recession. The Fed again lowered short-term rates 50 basis points at the end of January as the unemployment rate began to increase, capacity utilization and industrial production declined, and personal income began to decrease.

        By the end of the first quarter, the Fed had reduced interest rates again by 50 basis points. The federal funds rate was lowered to 5.00%. The New York prime interest rate had followed each of the rate cuts made by the Fed through the first quarter, being lowered from 9.50% to 8.00%. Despite efforts from the Fed, economic indicators continued to show signs of weakness. By the end of the second quarter, Gross Domestic Product ("GDP") growth had slowed to 0.3%. Again, the Fed cut rates over the summer, and the Congress approved a consumer tax refund. Both fiscal and monetary policy was geared toward stimulating the economy.

        The tragedy of September 11 brought the economy to a standstill as Americans were shocked by the terrorist attacks on the World Trade Center Towers and the Pentagon. A sense of insecurity spread throughout the country. The consumer confidence index fell to its lowest level for the year and the economy stalled. Unemployment continued to rise with major layoffs in the manufacturing and the airline sector. The third quarter GDP had dropped to a negative 13%. With predictions that the fourth quarter would see negative growth as well, it was declared that the economy was in a recession and had been since March.

        Over the course of the year, the Fed reduced interest rates eleven times. At December 31,2001, the discount, federal funds, and prime interest rates had fallen to 1.25%, 1.75%, and 4.75% respectively. Each rate had been reduced 4.75% since December 31, 2000.

Critical Accounting Policies

        The company's critical accounting policy relates to the allowance for loan losses.

        Allowance for loan losses is based on management's opinion of an amount that is adequate to absorb losses in the existing loan portfolio. The allowance for loan losses is established throughout a provision for losses based on management's evaluation of current economic conditions. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, management's estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

Performance Results

        The Company's net income was $14.3 million, $13.9 million, and $12.1 million or the years ended December 31, 2001, 2000, and 1999, respectively. Basic earnings per share were $0.92, $0.90 and $0.78 for the same periods, respectively, and diluted earnings per share were $0.89, $0.88 and $0.77 for the same periods. Earnings growth from 1999 to 2000 and from 2000 to 2001 resulted principally from an increase in non-interest income fueled mainly by mortgage origination fees and service charges on deposit accounts. Earnings growth was further augmented by an increase in net interest income, which resulted because of an increase in the Company's earning assets.

        On an operating basis, which excludes the impact of merger-related expenses and other onetime items, such as merger related professional fees, conversion costs, and Federal Home Loan Bank Advances being restructured, the Company's net earnings were $17.7 million, $15.2 million, and $12.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. Diluted earnings per share on an operating basis were $1.10, $0.96 and $0.76 for the same periods, respectively. Also on an operating basis, the Company posted returns on average assets of 1.67%, 1.55%, and 1.44% for the same three years, as well as returns on average equity of 17.7%, 18.2%, and 15.7%.

        Total assets at December 31, 2001 and 2000 were $1.110 billion and $1.071 billion, respectively. At the same time, total deposits were $908.2 million and $885.9 million. Loans totaled $811.4 million and $736.0 million for the two year-end dates. From year-end 2000 to year-end 2001, the Company experienced loan and deposit growth of $75.5 million, or 10.3%, and $22.3 million, or 2.5%, respectively. Transaction, savings, and money market account growth during this period increased $76.6 million or 19.9%. Shareholder's equity was $105.1 million and $93.8 million December 31, 2001 and 2000, respectively.

RESULTS OF OPERATIONS

        NET INTEREST INCOME.    Net interest income for 2001 was $49.5 million compared to $48.2 million in 2000, an increase of 2.7% or $1.3 million. The increase in net interest income was largely the result of overall balance sheet growth and the corresponding increase in average interest earning assets, which grew 8.3% over the December 31, 2000 level. Growth in average loans of 8.6% provided the bulk of the increase in earning assets and contributed most significantly to the growth in net interest income. In a steadily declining interest rate environment, yields on earning assets declined throughout the year. Interest on earning assets yielded 8.65% in 2001 versus 9.37% in 2000 (a 72 basis point decrease). The cost of interest bearing liabilities decreased 66 basis points from 5.05% to 4.39%.

        Net interest income for 2000 was $48.2 million compared to $42.0 million in 1999, an increase of $6.2 million or 14.7%. This increase was produced by growth in interest earning assets, in a rising interest rate environment. Average earning assets grew 18.7% from $770.1 million to $914.1 million, an increase that was driven significantly by 16.2% average loan growth from 1999 to 2000.

        The following table presents the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.

	YEARS ENDED DECEMBER 31
	2001			2000			1999
	BALANCE	INTEREST	YIELD/ RATE	BALANCE	INTEREST	YIELD/ RATE	BALANCE	INTEREST	YIELD/ RATE
	(DOLLARS IN THOUSANDS)
AVERAGE ASSETS INTEREST-EARNING ASSETS:
Loans, net of unearned income(1)(2)	$775,236	$73,233	9.47%	$713,862	$73,273	10.26%	$614,381	$59,591	9.70%
Mortgage loans held for sale	4,989	327	6.55	1,519	124	8.16	1,741	135	7.75
Investment securities:
Taxable	117,385	7,517	6.40	114,946	7,463	6.49	102,387	6,182	6.04
Non-taxable(3)	27,160	1,296	7.23	27,471	1,186	6.54	24,050	1,152	7.26
Interest-bearing deposits	3,482	142	4.08	1,429	77	5.39	941	40	4.25
Federal funds sold	62,106	2,237	3.60	54,886	3,512	6.40	26,557	1,352	5.09

Total interest earning assets	990,358	84,752	8.65%	914,113	85,635	9.37%	770,057	68,452	8.89%
Non-interest-earning assets
Cash and due from banks	40,590			38,279			37,001
Allowance for loan losses	(11,496)			(10,475)			(9,271)
Premises and equipment	25,525			26,730			25,478
Other real estate owned	1,278			1,261			1,466
Other assets	16,960			10,733			15,297

Total assets	$1,063,215			$980,641			$840,028

AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Demand and money market deposits	$222,644	$4,086	1.84%	$189,786	$5,616	2.96%	$180,481	$4,073	2.26%
Savings deposits	43,650	800	1.83	44,520	1,100	2.47	45,055	1,131	2.51
Time deposits	477,922	27,753	5.81	444,130	27,044	6.09	358,485	19,037	5.31
FHLB advances	52,390	2,328	4.44	52,412	3,204	6.11	32,353	1,605	4.96
Federal funds purchased and other borrowings	5,300	255	4.81	9,365	435	4.64	7,691	568	7.39

Total interest bearing Liabilities	801,906	35,222	4.39%	740,213	37,399	5.05%	624,065	26,414	4.23%
Non-interest-bearing:
Demand deposits	152,588			150,358			131,809
Other liabilities	8,770			6,492			7,279

Total liabilities	963,264			897,063			763,153
Shareholders' equity	99,951			83,578			76,875

Total liabilities and Shareholders' equity	$1,063,215			$980,641			$840,028

Net interest rate spread			4.25%			4.32%			4.66%
Net interest income and margin(4)		$49,530	5.09%		$48,236	5.28%		$42,038	5.46%

(1)
Fee income related to loans of $6,182, $4,819 and $4,663 for the years ended December 31, 2001, 2000, and 1999, respectively, is included in interest income.

(2)
Non-accrual loans of $1,415, $1,006 and $1,786 at December 31, 2001, 2000 and 1999, respectively, are included in the average loan balances.

(3)
To make pre-tax income and resultant yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.

(4)
The net interest margin is equal to net interest income divided by average interest-earning assets.

        The following schedule presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the change related to higher outstanding balances and the change in interest rates. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to rate.

	2001 VS. 2000 INCREASE (DECREASE) DUE TO			2000 VS. 1999 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL
	(DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans	$6,297	$(6,337)	$(40)	$9,649	$4,033	$13,682
Mortgage loans held for sale	283	(80)	203	(17)	6	(11)
Investment securities:
Taxable	158	(104)	54	758	523	1,281
Non-taxable	(20)	130	110	248	(214)	34
Interest-bearing deposits	111	(46)	65	21	16	37
Federal funds sold	462	(1,737)	(1,275)	1,442	718	2,160

Total increase (decrease) in interest income	7,291	(8,174)	(883)	12,101	5,082	17,183

Interest-bearing liabilities:
Demand and money market deposits	973	(2,503)	(1,530)	210	1,333	1,543
Savings deposits	(21)	(279)	(300)	(13)	(18)	(31)
Time deposits	2,058	(1,349)	709	4,548	3,459	8,007
FHLB advances	(1)	(875)	(876)	995	604	1,599
Federal funds purchased and other borrowings	(142)	(38)	(180)	124	(257)	(133)

Total increase (decrease) in interest expense	2,867	(5,044)	(2,177)	5,864	5,121	10,985

Increase (decrease) in net interest income	$4,424	$(3,130)	$1,294	$6,237	$(39)	$6,198

        PROVISION FOR LOAN LOSSES.    Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. In determining inherent losses, management considers financial services industry trends, conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. The allowance for loan losses at December 31, 2001 was $12.0 million, representing 1.48% of outstanding loans, compared to $10.9 million or 1.48% of outstanding loans as of December 31, 2000. The 2001 provision of $2.5 million was $268,000 higher than the provision of $2.2 million in 2000.

        Net loans charged off in 2001 was $1,342,000 compared to $1,021,000 in 2000 and $639,000 in 1999. The 2000 provision of $2.2 million was $389,000 higher than the provision of $1.8 million in 1999.

        NON-INTEREST INCOME.    For 2001, non-interest income totaled $14.1 million, an increase of $3.4 million over non-interest income of $10.7 million in 2000. Excluding a merger related restructuring loss on the Company's Federal Home Loan Bank advances of $513,000; non-interest income for 2000 totaled $11.2 million, which represented a 26.1% increase in 2001 over 2000. The growth in fee income is mainly a result of higher service charges and the growth in number of demand deposit accounts. The increase is also attributed to the growth in the Company's mortgage, investment, and insurance business lines. Non-interest income in 2000 adjusted for the Company's loss of $513,000 increased $0.7 million over the $10.4 million total for 1999. This increase is again the result of growth in demand deposit accounts, increased pricing on these accounts and growth in the Company's mortgage, investment, and insurance business lines.

        The following table presents the major categories of non-interest income:

	YEARS ENDED DECEMBER 31
	2001	2000	1999
	(DOLLARS IN THOUSANDS)
Service charges on deposit accounts	$5,993	$5,104	$4,672
Mortgage origination fees	1,445	939	1,037
Investment agency commissions	382	428	278
Insurance division income	2,677	2,308	1,764
Gain on sales of SBA and mortgage loans	1,230	457	351
Net realized gains (losses) on securities	22	(513)	9
Other non-interest income	2,363	1,953	2,337

Total non-interest income	$14,112	$10,676	$10,448

        NON-INTEREST EXPENSE.    For the years ended 2001, 2000 and 1999, non-interest expense totaled $39.3 million, $35.0 million and $32.3 million, respectively. The following table presents the major categories of non-interest expense:

	YEARS ENDED DECEMBER 31
	2001	2000	1999
	(DOLLARS IN THOUSANDS)
Salaries and employee benefits	$19,630	$18,995	$17,533
Occupancy and equipment expense	4,883	4,887	4,477
Data processing fees	706	654	527
Professional fees	1,032	912	1,020
Regulatory assessments	249	340	257
Intangible amortization	240	439	439
Merger expense	3,303	1,086	309
Other*	9,299	7,728	7,700

Total non-interest expense	$39,342	$35,041	$32,262

*
Other expenses include $1,045 of onetime expenses in 2001.

        For 2001, non-interest expense increased 12.3% or $4.3 million over 2000. The majority of this increase was related to an increase in one-time expenses associated with prior acquisitions and personnel related costs of $3.4 million and $0.6 million respectively.

        Comparing 2000 to 1999, non-interest expenses rose 8.6% with higher salaries and employee benefits constituting the largest portion of this increase. Personnel related costs rose from $17.5 million to $19.0 million or an 8.3% increase. Occupancy and equipment increased 9.2%. These increases were mainly the result of two new banking offices and growth throughout the Company.

        INCOME TAXES.    Income tax expense includes both federal income tax and Georgia state income tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. In 2001, income tax expense was $7.5 million compared to $7.8 million in 2000. In 1999, income tax expense was $6.3 million. The Company's effective tax rates in 2001, 2000 and 1999, respectively, were 34.3%, 35.8% and 34.4%.

FINANCIAL CONDITION

        LOANS.    At December 31, 2001, loans, net of unearned income, were $811.4 million, an increase of $75.5 million or 10.3% over net loans at December 31, 2000 of $736.0 million. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state and region. The Bank's loan portfolio experienced growth in both real estate categories of loans at December 31, 2001. Real estate mortgage loans increased $91.9 million or 22% from December 31, 2000. There was also a strong increase in real estate-construction loans from December 31, 2000 to December 31, 2001, with an increase of $23.4 million or 16%. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

        The following table summarizes the loan portfolio by type of loan:

	DECEMBER 31
	2001	2000	1999	1998	1997
	(DOLLARS IN THOUSANDS)
Commercial and industrial	$68,320	$97,572	$75,747	$56,980	$54,626
Real estate construction	173,464	150,107	127,657	100,224	86,442
Real estate mortgage	516,722	424,774	397,910	332,956	283,385
Consumer and other	52,940	63,510	67,133	56,182	51,874

	$811,446	$735,963	$668,447	$546,342	$476,327
Mortgage loans held for sale	$9,194	$2,248	$1,357	$4,283	$—
Percent of loans by category to total loans (excluding loans held for sale):
Commercial and industrial	8.42%	13.26%	11.33%	10.43%	11.47%
Real estate construction	21.38%	20.40%	19.10%	18.34%	18.15%
Real estate mortgage	63.68%	57.71%	59.53%	60.95%	59.49%
Consumer and other	6.52%	8.63%	10.04%	10.28%	10.89%

	100.00%	100.00%	100.00%	100.00%	100.00%

        To accomplish the Company's lending objectives, management seeks to achieve consistent loan growth within its primary market areas while maximizing loan yields and maintaining a high quality loan portfolio. The Company monitors its lending objectives primarily through its eastern and western division senior loan committees. In addition to the senior loan committees, the Bank's executive loan committee reviews larger credits. The Company's lending objectives are clearly defined in its Lending Policy, which is reviewed annually and approved by the board of directors. That division's credit officer chairs the senior loan committee in each division. Members of the senior loan committee include the president of the Bank, regional executives from the respective divisions, its risk management officer and various lending officers. The president or the chief executive officer of the Bank chairs the executive loan committee, and it includes the division senior credit officers and the risk management officer.

        Generally, the senior loan committee reviews all loans with total related debt of between $250,000 and $2,500,000 for approval. However, for certain loans that have been identified as low risk loans, i.e., residential mortgage loans and consumer loans, the division executives have approval authority up to $500,000. The next level of approval authority rests with the executive loan committee, which has approval authority for loan relationships with committed debt of $5,000,000. The Company has established an internal limit of $5,000,000, and the board of directors must approve any relationship, which exceeds this limit. The board of directors is generally responsible for ratifying the actions of the senior loan committee and the executive loan committee and serving as the ultimate approval authority for single advances or total commitments over $5 million. Additionally, the Bank's board of directors is responsible for approving all new loan requests for which a borrower's total debt exceeds $5 million.

        The Bank primarily focuses on the following loan categories: (1) commercial with an emphasis on owner-occupied commercial real estate, (2) real estate construction, (3) residential real estate and (4) consumer loans. The Company's management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in the Atlanta area.

        Commercial mortgage lending has significantly contributed to the Bank's loan growth during the past several years. Loans included in this category are primarily for the acquisition or refinancing of owner-occupied commercial buildings. These loans are underwritten on the borrower's ability to meet certain minimum debt service requirements and the value of the underlying collateral to meet certain loan to value guidelines. The Bank also perfects its interest in equipment or other business assets of the borrower and obtains personal guaranties. The Bank also underwrites residential real estate loans.

        Generally, these loans are owner-occupied and are amortized over a 15 to 20 year period with three to five year maturity or repricing. The underwriting criteria for these loans are very similar to the underwriting criteria used in the mortgage industry. Typically, a borrower's debt to income ratio cannot exceed 36% and the loan to appraised value ratio cannot exceed 89.9%. However, the Bank's knowledge of its customers and its market allows the company to be more flexible in meeting its customers' needs.

        The Bank also underwrites loans to finance the construction of residential properties, and on a limited basis, commercial properties, which include speculative and pre-sale loans. Speculative construction loans involve a higher degree of risk, as these are made on the basis that a borrower will be able to sell the project to a potential buyer after a project is completed. Pre-sale construction loans usually have a pre-qualified buyer under contract before construction is to begin. The major risk for pre-sale loans is getting the project completed in a timely manner and according to plan specifications. Non-residential construction loans include construction loans for churches, commercial buildings, strip shopping centers, and acquisition and development loans. These loans also carry a higher degree of risk and require strict underwriting guidelines. All construction loans are secured by first liens on real estate and generally have floating interest rates. The Bank conducts periodic inspections either directly or through an agent prior to approval of periodic draws on these loans. As an underwriting guideline, management focuses on the borrowers' past experience in completing projects in a timely manner and the borrowers' financial condition with special emphasis placed on liquidity ratios. Although construction loans are deemed to be of higher risk, the Bank believes that it can monitor and manage this risk properly.

        The Bank also underwrites commercial and industrial loans. Generally, these loans are for working capital purposes and are secured by inventory, accounts receivable or equipment. The Bank maintains strict underwriting standards for this type of lending. Potential borrowers must meet certain working capital and debt ratios as well as generate positive cash flow from operations. Borrowers in this category will generally have a debt service coverage ratio of at least 1.3 to 1. The Bank will also perfect its interest in equipment or other business assets of the borrower and obtain personal guaranties. The Bank does not originate and does not currently hold in its portfolio any foreign loans. The Bank is also an active participant in the origination of Small Business Administration ("SBA") loans.

        These loans are solicited from the Company's market areas, and are generally underwritten in the same manner as conventional loans generated for the Bank's portfolio. The portion of loans that are secured by the guaranty of the SBA may from time to time be sold in the secondary market to provide additional liquidity, and to provide a source for fee income.

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

        This is due to the fact that these loans may be unsecured or secured by rapidly depreciating assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount, which can be recovered on such loans.

        The contractual maturity ranges of the commercial and industrial and real estate-construction portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2001 are summarized as follows:

	ONE YEAR OR LESS	AFTER ONE YEAR THROUGH FIVE YEARS	AFTER FIVE YEARS	TOTAL
	(DOLLARS IN THOUSANDS)
Commercial and industrial	$43,561	$18,997	$5,762	$68,320
Real estate—construction	166,093	6,302	1,069	173,464

Total	$209,654	$25,299	$6,831	$241,784
Loans with a predetermined interest rate	$47,959	$24,489	$6,831	$79,279
Loans with a floating interest rate	161,695	810	0	162,505

Total	$209,654	$25,299	$6,831	$241,784

        NON-PERFORMING ASSETS.    The Company has several procedures in place to assist management in maintaining the overall quality of its loan portfolio. The Company has established written guidelines contained in its Lending Policy for the collection of past due loan accounts. These guidelines explain in detail the Company's policy on the collection of loans over 30, 60, and 90 days delinquent. Generally, loans over 90 days delinquent are placed in a non-accrual status.

        However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company's management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein on a continuous basis. The Company's management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. The Company's lending approach has resulted in strong asset quality. The Company had non-performing assets of $2.7 million, $3.3 million, and $2.7 million as of December 31, 2001, 2000 and 1999, respectively. For 2001, 2000 and 1999, the gross amount of interest income that would have been recorded on non-performing loans, if all such loans had been accruing interest at the original contract rate, was approximately $63,421, $109,997, and $172,402 respectively. Management is not aware of any loans that meet the definition of a troubled debt restructuring as of December 31, 2001 or 2000. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated cost to sell.

        The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property's value is assessed annually and written down to its fair value less cost to sell.

        The following table presents information regarding non-performing assets at the dates indicated:

	DECEMBER 31
	2001	2000	1999	1998	1997
	(DOLLARS IN THOUSANDS)
Non-performing Assets
Non-accrual loans	$1,415	$1,123	$1,747	$1,699	$1,139
Other real estate and repossessions	1,309	2,141	984	1,338	1,366

Total non-performing assets	$2,724	$3,264	$2,731	$3,037	$2,505
Loans past due 90 days or more and still accruing	$3,000	$1,735	$426	$700	$874
Ratio of past due loans to loans, net of unearned income(1)	0.37%	0.24%	0.06%	0.13%	0.18%
Ratio of non-performing assets to loans, net of unearned income, and other real estate(1)	0.34%	0.44%	0.41%	0.55%	0.52%

(1)
Excludes mortgage loans held for sale.

        Management is not aware of any potential problem loans other than those noted in the table above.

        ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged-off loans and recoveries, size and composition of the loan portfolio, non-performing and past-due loans, and other aspects of the loan portfolio. The Bank's management has established an allowance for loan losses, which it believes, is adequate for anticipated losses in its loan portfolio. Based on a continuous credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Bank's board of directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories. These categories have also been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guidelines and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively. By grading the loan portfolio in this manner, the Bank's management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses. Also, the Bank's management reviews activity in the allowance for loan losses, such as charge-offs and recoveries, during each quarter to identify trends.

        The Bank follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses.

        Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain financial ratios, uncertain repayment sources, or poor financial condition which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but have an increased risk of loss, or at least a portion of the loan may require being charged-off. Loans classified as "loss" are those loans that are in the process of being charged-off. For the year ended 2001, net charge-offs totaled $1.342 million or 0.17% of average loans outstanding for the period, net of unearned income, compared to $1.021 million or 0.14% in net charge-offs during 2000. The Company's net charge-offs totaled $0.639 million or 0.10% of average loans, net of unearned income, outstanding in 1999. The

Company recorded a provision for loan losses of $2,452,000, $2,184,000 and $1,795,000 in 2001, 2000 and 1999, respectively. At December 31, 2001, the allowance for loan losses totaled $12.0 million, or 1.48% of total loans, net of unearned income. At December 31, 2000, the allowance for loan losses was $10.9 million, or 1.48% of total loans, net of unearned income.

        The following table presents an analysis of the allowance for loan losses and other related data:

	YEARS ENDED DECEMBER 31
	2001	2000	1999	1998	1997
	(DOLLARS IN THOUSANDS)
Average loans outstanding (net of unearned income)	$775,236	$713,862	$614,381	$509,625	$439,370
Total loans, net of unearned income, at end of period	811,446	735,963	668,447	546,342	476,327
Allowance for loan losses at beginning of period	10,907	9,744	8,588	7,503	6,359
Provision for loan losses	2,452	2,184	1,795	1,689	2,121
Charge offs:
Commercial and industrial	(329)	(330)	(352)	(536)	(111)
Real estate	(399)	(492)	(74)	(166)	(273)
Consumer	(957)	(553)	(587)	(347)	(888)
Recoveries:
Commercial and industrial	80	48	47	66	39
Real estate	23	95	71	131	38
Consumer	240	211	256	248	218

Net charge offs	(1,342)	(1,021)	(639)	(604)	(977)
Allowance for loan losses at end of period	$12,017	$10,907	$9,744	$8,588	$7,503
Ratio of allowance to end of period loans	1.48%	1.48%	1.46%	1.57%	1.58%
Ratio of net charge offs to average loans	0.17%	0.14%	0.10%	0.12%	0.22%
Ratio of allowance to end of period non-performing loans	849.26%	971.24%	557.76%	505.47%	658.74%

        The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	DECEMBER 31
	2001		2000		1999		1998		1997
	AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
	(DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$1,012	8.42%	$1,449	13.29%	$1,101	11.30%	$891	10.37%	$859	11.45%
Real estate	10,222	85.06	8,517	78.08	7,664	78.65	6,817	79.38	5,830	77.70
Consumer and other	783	6.52	941	8.63	979	10.05	880	10.25	814	10.85

Total allowance for loan losses	$12,017	100.00%	$10,907	100.00%	$9,744	100.00%	$8,588	100.00%	$7,503	100.00%

        The Company believes that the allocation of its allowance for loan losses is reasonable. Where management is able to identify specific loans or categories of loans where specific amounts of reserve are required, allocations are assigned to those categories. Federal and state bank regulators also require that a bank maintain a reserve that is sufficient to absorb an estimated amount of potential losses based on management's perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations.

        The Company believes that the allowance for loan losses at December 31, 2001 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for loan losses at December 31, 2001.

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

        INVESTMENT SECURITIES. The Company uses its securities portfolio both as a source of income and as a source of liquidity. At December 31, 2001, investment securities totaled $116.5 million, a decrease of $51.2 million from $167.7 million at December 31, 2000. At December 31, 2001, investment securities represented 10.5% of total assets, compared to 15.7% of total assets at December 31, 2000. The average yield on a fully taxable equivalent basis on the investment portfolio for the year ended December 31, 2001 was 6.56% compared to a yield of 6.50% for the year ended December 31, 2000 and 6.27% for the year ended December 31, 1999. At December 31, 2001, investment securities represented 12.8% of total deposits. Approximately $11.5 million or 9.9% of investment securities reprice within one year.

        The following table summarizes the contractual maturity of investment securities and their weighted average yields.

	DECEMBER 31, 2001
	WITHIN ONE YEAR		AFTER ONE YEAR BUT WITHIN FIVE YEARS		AFTER FIVE YEARS BUT WITHIN TEN YEARS		AFTER TEN YEARS
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	TOTAL
	(DOLLARS IN THOUSANDS)
U.S. Treasury securities	$0	0.00%	$87	5.83%	$0	0.00%	$0	0.00%	$87
U.S. Government agencies and corporations	9,802	6.31	28,693	5.98	7,508	6.12	7,554	5.48	53,557
Mortgage-backed securities	26	6.27	8,509	5.25	7,877	6.33	14,724	6.35	31,136
States and political subdivisions	1,705	4.45	8,530	4.55	8,191	4.86	13,257	6.05	31,683

Total	$11,533	6.04%	$45,819	5.58%	$23,576	5.75%	$35,535	6.05%	$116,463

        The following table presents the amortized costs and fair value of securities classified as available for sale and held-to-maturity at December 31, 2001, 2000 and 1999:

	2001		2000		1999
	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
	(DOLLARS IN THOUSANDS)
HELD TO MATURITY SECURITIES
States and political subdivisions	$687	$729	$18,538	$18,682	$16,228	$15,880

AVAILABLE FOR SALE SECURITIES
U.S.Treasury securities	$87	$91	$1,392	$1,369	$4,744	$4,693
U.S. Government agencies and corporations	53,557	55,218	96,754	97,016	54,702	52,568
Mortgage-backed securities	31,136	31,517	40,071	39,831	43,487	41,793
States & political sub	30,996	31,503	11,028	10,936	10,814	10,123

	$115,776	$118,329	$149,245	$149,152	$113,747	$109,177

        Mortgage-backed securities are securities, which have been developed by pooling real estate mortgages and are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest and are guaranteed by the issuing agencies.

        In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities,"("SFAS No. 138") which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and is effective simultaneously with SFAS No. 133. The Company adopted the standards as of January 1, 2001. The adoption of the standards by the Company as of January 1, 2001, had no material effect on earnings and financial position based on the Company's limited use of derivatives.

        At December 31, 2001, 47.3% of the mortgage-backed securities the Company held had contractual final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities, which are purchased at a premium, will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase, and the average life of these securities will decrease.

        The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the date of purchase, The Company is required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity.

        Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. The Company does not have any securities classified as trading securities. Investments not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in accumulated other comprehensive income, a separate component of shareholders' equity, until realized.

        DEPOSITS. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of demand, savings, money market and time accounts. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Bank has a limited amount of brokered deposits. The Bank's lending and investing activities are funded principally by deposits, approximately 46.7% of which are demand, money market and savings deposits. Deposits at December 31, 2001 were $896.8 million, an increase of $68.0 million or 8.2% from $828.8 million at December 31, 2000. Non-interest-bearing deposits were $152.6 million at December 31, 2001, an increase of $2.2 million, or 1.5% from $150.3 million at December 31, 2000. Certificates of Deposit were $477.9 at December 31, 2001, an increase of $33.8 million, or 7.6% from $444.1 million at December 31, 2000.

        The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2001, 2000 and 1999 are presented below:

	YEARS ENDED DECEMBER 31
	2001		2000		1999
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(DOLLARS IN THOUSANDS)
Non-interest bearing demand deposits	$152,588	—%	$150,358	—%	$131,809	—%
Demand and money market deposits	222,644	1.84	189,786	2.96	180,481	2.26
Savings deposits	43,650	1.83	44,520	2.47	45,055	2.51
Time deposits	477,922	5.81	444,130	6.09	358,485	5.31

Total deposits	$896,804	3.64%	$828,794	4.07%	$715,830	3.39%

        The following table sets forth the amount of The Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)
Three months or less	$47,912
Over three through six months	92,610
Over six through 12 months	9,684
Over 12 months	2,543

Total	$152,749

        OTHER BORROWINGS. Deposits are the primary source of funds for the Company's lending and investment activities. Occasionally, it obtains additional funds from the Federal Home Loan Bank (FHLB) and correspondent banks. At December 31, 2001, the Company had borrowings of $75.1 million in the form of FHLB advances and $15.5 million in Federal Funds purchased and securities sold under repurchase agreements compared to $52.1 million and $32.6 million, respectively, at December 31, 2000. The Company's weighted average interest rate on FHLB advances for the period ended December 31, 2000 was 4.44%. For a more detailed discussion of the borrowings of the Company, see note 7 to the Company's Consolidated Financial Statements included herein.

        INTEREST RATE SENSITIVITY AND LIQUIDITY.

Interest Rate Sensitivity

        The Bank's asset liability and funds management policy provides management with the necessary guidelines for effective funds management and a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

        Interest rate risk is managed by the asset liability committee, which is composed of senior officers of the Bank, in accordance with policies approved by its board of directors. The asset liability committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the asset liability committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The asset liability committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the asset liability committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. The Bank's management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model.

        The Bank has traditionally managed its business to reduce its overall exposure to changes in interest rates. The Bank manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Bank has in the past, and may utilize interest rate swaps, financial options, or financial futures contracts in order to reduce interest rate risk.

        At yearend a $50 million notional amount interest rate floor was in place to protect the bank from further interest rate reductions. The interest rate floor was for 12 months and protected the Company from further interest rate reductions. The instrument was tied to the 3 month London Interbank Offered Rate (LIBOR) and had a strike price of 2.0%.

        In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities,"("SFAS No. 138") which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and is effective simultaneously with SFAS No. 133. The Company adopted the standards as of January 1, 2001. The adoption of the standards by the Company as of January 1, 2001, had no material effect on earnings and financial position based on the Company's limited use of derivatives.

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

        The following table sets forth an interest rate sensitivity analysis for The Company at December 31, 2001:

	VOLUMES SUBJECT TO REPRICING WITHIN
	0-30 DAYS	31-180 DAYS	181-365 DAYS	AFTER ONE YEAR	TOTAL
	(DOLLARS IN THOUSANDS)
Interest-earning assets:
Investment securities	$1,539	$12,713	$11,686	$94,644	$120,582
Loans	329,028	142,242	103,745	236,431	811,446
Mortgage loans held for sale	9,194				9,194
Interest bearing deposits	14,509				14,509
Federal funds sold and short term investments	60,432				60,432
Total interest-earning assets	414,702	154,955	115,431	331,075	1,016,163
Interest-bearing liabilities:
Demand, money market and savings deposits	10,526	52,630	63,157	174,924	301,237
Time deposits	31,645	230,791	142,374	41,457	446,267
FHLB advances	62,121	13,000			75,121
Federal funds purchased and other borrowings	15,504				15,504
Total interest-bearing liabilities	119,796	296,421	205,531	216,381	838,129
Period gap	$294,906	$(141,466)	$(90,100)	$114,694	$178,034
Cumulative gap	$294,906	$153,440	$63,340	$178,034
Period gap to total assets	29.24%	(14.02)%	(8.93)%	11.37%
Cumulative gap to total assets	29.24%	15.21%	6.28%	17.65%

        Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as interest rates change. In addition to gap analysis, the Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio.

        Assumptions based on past experience are incorporated into the model for non-maturity deposit accounts. Based on the Company's December 31, 2001 simulation analysis, the simulation model estimates that a 200 basis point rise or decline in rates over the next 12 month period would have an adverse impact of no more than 4% on its net interest income for the period. The change is relatively small, despite the Company's asset sensitive position.

        As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the company's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Based upon the nature of the Company's operations, it is not subject to foreign exchange or commodity price risk. The Company does not own investment securities held as trading assets.

        The Company's exposure to market risk is reviewed on a regular basis. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The Company's management recognizes these inherent risks and has structured processes and systems to identify, measure and control these risks.

Liquidity

        Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company's liquidity needs have primarily been met by growth in core deposits, as previously discussed, together with advances from the Federal Home Loan Bank. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external-funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position. The Company reviews liquidity monthly. This review is from a regulatory as well as static and a four-quarter forecasted standpoint.

        Market and public confidence in the financial strength of the Company and financial institutions in general will determine the Corporation's access to appropriate levels of liquidity. This confidence is largely dependant on the Corporation's ability to maintain appropriate levels of capital and maintain sound asset credit quality.

        IMPACT OF INFLATION. The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates.

        The Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest sensitive assets and liabilities. Changes in interest rates will affect the volume of loans generated and the values of investment securities and collateral held. Increasing interest rates such as those experienced in 1999 generally decrease the value of securities and collateral and reduce loan demand, especially the demand for real estate loans. Declining interest rates tend to increase the value of securities and increase the demand for loans.

        CAPITAL RESOURCES. Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and the Company is subject to capital adequacy requirements imposed by the FDIC and the Georgia Department of Banking and Finance.

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

        The risk-based capital standards issued by the Federal Reserve Board require all bank holding companies to have "Tier 1 capital" of at least 4.0% and "Total risk-based capital" (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders'

equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "Total risk-based capital."

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

        Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Company is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board's guidelines. Also pursuant to the Federal Deposit Insurance Corporation Improvement Act, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Company would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, The Company is classified "well capitalized" for purposes of prompt corrective action.

        Shareholders' equity increased to $105.1 million at December 31, 2001 from $93.8 million at December 31, 2000, an increase of $11.3 million or 12.1%. This increase was primarily the result of net income of $14.3 million and net unrealized gains on investment securities available for sale of $2.6 million, less dividends declared on common stock of $5.6 million.

        The following table provides a comparison of The Company's and its banking subsidiary's leverage and risk-weighted capital ratios as of December 31, 2001 to the minimum and well-capitalized regulatory standards:

	MINIMUM REQUIRED FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE PROVISIONS ACTION	ACTUAL RATIO AT DECEMBER 31, 2001
The Company:
Leverage ratio	4.00%	5.00%	9.24%
Tier 1 risk-based capital ratio	4.00	6.00	11.59
Risk-based capital ratio	8.00	10.00	12.83
Banking Subsidiary:
Leverage ratio	4.00%	5.00%	9.09%
Tier 1 risk-based capital ratio	4.00	6.00	11.34
Risk-based capital ratio	8.00	10.00	12.58

        RECENT ACCOUNTING PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" (Statement 141), effective for business combinations initiated after June 30, 2001. Under Statement 141, the pooling of interests method of accounting for business combinations is eliminated. The adoption of the standard by the Company had no material effect on earnings and financial position on the Company's operations.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Under Statement 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The adoption of the standard by the Company is not expected to have a material effect on earnings and financial position on the Company's operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (Statement 144) effective January 2002. Under Statement 144 will supercede Statement 121 and Accounting Principal's Board ("APB 30"). Statement 144 retains the fundamental provisions of Statement 121 related to the recognition and measurement of long-lived assets. Statement 144 provides more guidance on estimating cash flows when performing a recoverability test. Further, Statement 144 requires that operating losses from a "component of an entity" would be recognized in the period in which they occur rather than as of the measurement date as presently required by APB 30. The adoption of the standard by the Company is not expected to have a material effect on earnings and financial position on the Company's operations.

QUARTERLY RESULTS (Unaudited)

        The following table sets forth certain consolidated quarterly financial information of the Company. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.

        The results for any quarter are not necessarily indicative of results for any future period. This information should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this report.

	2001 QUARTER ENDED
	MARCH 31	JUNE 30	SEPT. 30	DEC. 31
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$22,251	$21,379	$21,049	$20,073
Interest expense	10,443	9,506	8,320	6,953
Net interest income	11,808	11,873	12,729	13,120
Provision for loan losses	530	440	562	920
Securities gains (losses)	4	18	0	0
Earnings before income taxes	4,481	5,482	6,926	4,958
Operating income(1)	4,164	4,315	4,533	4,705
Net income	2,659	3,781	4,533	3,374
Net income per share, basic	$0.17	$0.24	$0.29	$0.22
Net income per share, diluted	$0.17	$0.23	$0.28	$0.21
Operating income per share, diluted(1)	$0.26	$0.27	$0.28	$0.29

	2000 QUARTER ENDED
	MARCH 31	JUNE 30	SEPT. 30	DEC. 31
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income	$19,355	$20,601	$22,249	$23,430
Interest expense	7,639	8,589	10,148	11,023
Net interest income	11,716	12,012	12,101	12,407
Provision for loan losses	580	504	485	615
Securities gains (losses)	(3)	(513)	(1)	4
Earnings before income taxes	5,474	4,536	5,816	5,861
Operating income(2)	3,578	3,910	3,804	3,945
Net income	3,578	2,598	3,804	3,945
Net income per share, basic	$0.23	$0.18	$0.24	$0.25
Net income per share, diluted	$0.23	$0.16	$0.24	$0.25
Operating income per share, diluted(2)	$0.23	$0.26	$0.24	$0.25

(1)
Excludes non-recurring merger related expenses and one-time gains (losses) pertaining to restructuring the Federal Home Loan Bank advances and sales of property of $1,505, $534 and $1,331 in the first, second and fourth quarters of 2001, respectively.

(2)
Excludes non-recurring merger related expenses and one-time losses pertaining to restructuring of the investment portfolio of $1,311 in second quarter 2000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The discussion on Market Risk appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations- Interest Rate Sensitivity and Liquidity".

ITEM 8.    FINANCIAL STATEMENTS

        The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-43 of this Annual Report on Form 10-K.

  Consolidated Balance Sheets—December 31, 2001, 2000 and 1999

  Consolidated Statements of Income—Years Ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Stockholders' Equity—Years Ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Cash Flows—Years Ended December 31, 2001, 2000 and 1999

  Notes to Consolidated Financial Statements

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During 2001, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the caption "Board of Directors", "Officers" and "Reports required by Section 16 (a) of the Securities Exchange Act of 1934" of the Proxy Statement of the Company for the 2002 Annual Meeting is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation", "Stock Options" and "Director Compensation" of the Proxy Statement of the Company for the 2002 Annual Meeting is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Security Ownership" of the Proxy Statement of the Company for the 2002 Annual Meeting is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Certain Transactions" and "Officers" of the Proxy Statement of the Company for the 2002 Annual Meeting is incorporated herein by reference.

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following are filed with or incorporated by reference into this report.

Exhibit No.	Description
3.1	Articles of Incorporation of Main Street Bank, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-78046 on Form S-4) as amended by Certificate of Merger and Name Change (incorporated by reference to Exhibit 3.1 of the December 31, 1996, Form 10-KSB)
3.2	Bylaws of Main Street Bank, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-78046 on Form S-4)
10.1
Registrant's 1994 Substitute Incentive Stock Option Plan for The Westside Bank & Trust Company's Incentive Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-97300) (incorporated by reference)
10.2	Form of Registrant's 1994 Incentive Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-97300) (incorporated by reference)
10.3	Registrant's 1995 Directors Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-81053) (incorporated by reference)
10.4	Form of Registrant's 1995 Directors Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-81053) (incorporated by reference)
10.5	Registrant's 1996 Substitute Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-15069) (incorporated by reference)
10.6	Form of Registrant's 1996 Substitute Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-15069) (incorporated by reference)
10.7	Registrant's 1997 Directors Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-56473) (incorporated by reference)

10.8	Form of Registrant's 1997 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-56473) (incorporated by reference)
10.9	Registrant's 1997 Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-74555) (incorporated by reference)
10.10	Form of Registrant's 1997 Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-74555) (incorporated by reference)
10.11	Registrant's 1999 Directors Stock Option Plan included as Appendix B to the Joint Proxy Statement/Prospectus set forth in Part I of the Registration Statement
10.12	Form of Registrant's 1999 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-88645) (incorporated by reference)
10.13	Registrant's 2000 Directors Stock Option Plan files as Exhibit 4.1 to Form S-8 (File No. 333-49436) (incorporated by reference)
10.14	Form of Registrant's 2000 Director's Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-49436) (incorporated by reference)
10.15	Registrant's Omnibus Stock Ownership and Long Term Incentive Plan filed as Exhibit 4.1 to Form S8 (File No. 33365188) (incorporated by reference)
10.15.1	Form of Registrant's Omnibus Stock Ownership and Long Term Incentive Plan Incentive Plan Option Agreement filed as Exhibit 4.2 to File S-8 (File No. 333-65188) (incorporated by reference)
10.17	Form of Registrant's Omnibus Stock Ownership and Long Term Incentive Plan Restricted Stock Grant Agreement filed as Exhibit 4.3 to Form S-8 (File No. 333-65188)
10.18	Employment Agreement dated May 24, 2000 between Registrant and Edward C. Milligan (incorporated by referenced to Exhibit 10.13 to Registration Statement No. 333-50762 on Form S-4)
10.19	Employment Agreement dated May 24, 2000 between the Registrant and Robert R. Fowler, III (incorporated by referenced to Exhibit 10.14 to Registration Statement No. 333-50762 on Form S-4)
10.20	Employment Agreement dated May 24, 2000 between the Registrant and Sam B. Hay (incorporated by referenced to Exhibit 10.15 to Registration Statement No. 333-50762 on Form S-4)
10.21	Employment Agreement dated September 17, 2001 between the Registrant and Robert D. McDermott
21
The sole subsidiaries of the Registrant are Main Street Bank (Ga.) and Williamson, Musselwhite & The Company Insurance, Inc. (Ga.) and Main Street Bank has two subsidiaries, MSB Holdings, Inc. (Del.) and MSB Investments, Inc. (Ga.)
23.1	Consent of Independent Auditor, Ernst & Young LLP concerning the consolidated financial statements of Main Street Banks, Inc.
23.2
Consent of Mauldin & Jenkins, LLC concerning the financial statements of Walton Bank & Trust Co. and First Sterling Banks, Inc. Registration Statement No. 333-65188 on Form S-8, dated July 16, 2001 and related Prospectus

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.
(Registrant)

By:	/s/ Edward C. Milligan Edward C. Milligan, President and Chief Executive Officer	Date:	March 29, 2002
By:	/s/ Robert D. McDermott Robert D. McDermott, Chief Financial Officer	Date:	March 29, 2002

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Eugene L. Argo Eugene L. Argo, Director	Date:	March 29, 2002
By:	/s/ Robert R. Fowler Robert R. Fowler, III, Chairman and Director	Date:	March 29, 2002
By:	/s/ Samuel B. Hay, III Samuel B. Hay, III, Director	Date:	March 29, 2002
By:	/s/ P. Harris Hines P. Harris Hines, Director	Date:	March 29, 2002
By:	/s/ Harry L. Hudson, Jr. Harry L. Hudson, Jr., Director	Date:	March 29, 2002
By:	/s/ C. Candler Hunt C. Candler Hunt, Director	Date:	March 29, 2002
By:	/s/ Frank B. Turner Frank B. Turner, Director	Date:	March 29, 2002

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

        The registrant will furnish proxy materials to security holders subsequent to the filing of this Form 10-K and will submit four copies of such materials to the Securities and Exchange Commission when they are provided to the security holders.

Main Street Banks, Inc. and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2001 and 2000

Report of Independent Auditors

Board of Directors
Main Street Banks, Inc.

        We have audited the accompanying consolidated balance sheets of Main Street Banks, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of First Sterling Banks, Inc. and Subsidiaries, prior to their restatement for the 2000 pooling of interests or the financial statements of Walton Bank and Trust Company prior to their 2001 pooling of interests with Main Street Banks, Inc. as described in Note 16, which statements reflect total assets constituting 6% in 2000, and net interest income constituting 6% in 2000 and 44% in 1999 of the related consolidated financial statement totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for First Sterling Banks, Inc. and Subsidiaries, prior to their restatement for the 2000 pooling of interests and Walton Bank and Trust Company, prior to their 2001 pooling of interests, as described in Note 16, are based solely on the reports of the other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Banks, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Atlanta, Georgia
January 30, 2002

Main Street Banks, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2001	2000
Assets
Cash and due from banks	$36,002,196	$39,295,553
Interest-bearing deposits in banks	14,509,315	1,665,159
Federal funds sold and securities purchased under agreements to resell	60,431,897	88,436,897
Investment securities available for sale	118,329,273	149,152,219
Investment securities held to maturity (fair value of $729,102 and $18,682,140 at December 31, 2001 and 2000, respectively)	686,966	18,538,266
Other investments	4,118,600	3,810,100
Mortgage loans held for sale	9,193,983	2,248,415
Loans, net of unearned income	811,446,346	735,963,071
Allowance for loan losses	(12,017,448)	(10,907,424)

Loans, net	799,428,898	725,055,647
Premises and equipment, net	26,692,404	27,034,148
Other real estate	1,266,650	2,122,802
Accrued interest receivable	5,643,803	7,139,716
Goodwill and other intangible assets	705,867	945,534
Other assets	33,158,039	5,130,795

Total assets	$1,110,167,891	$1,070,575,251

Liabilities and shareholders' equity
Liabilities:
Deposits:
Noninterest-bearing demand	$160,675,955	$139,119,905
Interest-bearing demand and money market	250,925,349	201,483,455
Savings	50,311,997	44,727,911
Time deposits of $100,000 or more	152,749,296	157,782,734
Other time deposits	293,518,204	342,795,505

Total deposits	908,180,801	885,909,510
Accrued interest payable	4,570,179	5,652,685
Federal Home Loan Bank advances	75,121,250	52,127,500
Federal funds purchased and securities sold under repurchase agreements	15,504,355	32,615,659
Other liabilities	1,669,954	495,635

Total liabilities	1,005,046,539	976,800,989
Shareholders' equity
Common stock—no par value per share; 50,000,000 shares authorized; issued and outstanding shares of 15,699,201 and 15,5344,159 at December 31, 2001 and 2000, respectively	32,407,424	31,522,786
Retained earnings	72,018,255	63,347,204
Accumulated other comprehensive income (loss)	1,729,548	(61,853)
Treasury stock, 169,082 shares in 2001 and 2000	(1,033,875)	(1,033,875)

Total shareholders' equity	105,121,352	93,774,262

Total liabilities and shareholders' equity	$1,110,167,891	$1,070,575,251

See accompanying notes.

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31
	2001	2000	1999
Interest income:
Loans, including fees	$73,560,370	$73,397,172	$59,726,685
Interest on investment securities:
Taxable	7,516,519	7,463,314	6,182,056
Non-taxable	1,296,363	1,185,401	1,151,972
Federal funds sold	2,236,448	3,511,775	1,351,952
Interest-bearing deposits in banks	142,320	77,258	39,587

Total interest income	84,752,020	85,634,920	68,452,252
Interest expense:
Interest-bearing demand and money market	4,086,044	5,616,396	4,072,625
Savings	800,242	1,100,004	1,131,258
Time deposits of $100,000 or more	9,062,793	7,177,496	4,779,139
Other time deposits	18,689,736	19,866,926	14,258,394
Federal funds purchased	189,495	412,576	351,056
Federal Home Loan Bank advances	2,328,041	3,204,208	1,605,471
Other	65,676	21,067	216,552

Total interest expense	35,222,027	37,398,673	26,414,495
Net interest income	49,529,993	48,236,247	42,037,757
Provision for loan losses	2,452,000	2,184,000	1,795,000

Net interest income after provision for loan losses	47,077,993	46,052,247	40,242,757
Noninterest income:
Service charges on deposit accounts	5,993,263	5,104,178	4,672,219
Investment securities gains (losses)	22,191	(512,568)	9,037
Gain on sales of premises and equipment	15,698	48,985	547,933
Gain on sales of SBA and mortgage loans	1,230,200	456,930	351,262
Mortgage origination fees	1,445,479	938,925	1,036,684
Insurance agency commissions	2,677,348	2,307,717	1,763,620
Other income	2,727,378	2,331,538	2,067,474

Total noninterest income	14,111,557	10,675,705	10,448,229
Noninterest expense:
Salaries and other compensation	16,930,153	15,949,593	15,256,111
Employee benefits	2,699,905	3,045,412	2,276,852
Net occupancy and equipment expense	4,882,634	4,887,013	4,477,476
Professional services	1,032,249	912,241	1,019,952
Regulatory agency assessments	249,540	339,535	257,206
Amortization of intangible assets	239,667	438,767	438,767
Merger expense	3,303,475	1,085,774	308,908
Other expense	10,004,621	8,382,862	8,226,485

Total noninterest expense	39,342,244	35,041,197	32,261,757
Income before income taxes	21,847,306	21,686,755	18,429,229
Income tax expense	7,500,130	7,761,521	6,336,479

Net income	$14,347,176	$13,925,234	$12,092,750

Earnings per share:
Basic	$.92	$.90	$.78

Diluted	$.89	$.88	$.77

Weighted average common shares outstanding:
Basic	15,639,610	15,486,996	15,423,959

Diluted	16,110,970	15,803,727	15,784,166

See accompanying notes.

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	Common Stock		Treasury Stock
					Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	14,620,665	$30,919,273	131,500	$(1,033,875)	$44,780,168	$132,010	$74,797,576
Comprehensive income, net of tax:
Net income	—	—	—	—	12,092,750	—	12,092,750
Other comprehensive income:
Net unrealized losses on investment securities available for sale arising in the current year	—	—	—	—	—	(3,206,624)	(3,206,624)
Less reclassification adjustment for net gains included in net income	—	—	—	—	—	12,265	12,265

Comprehensive income							8,898,391
Cash dividends declared—$.16 per share	—	—	—	—	(792,892)	—	(792,892)
Cash dividends declared by pooled companies:
Main Street Banks, Inc.—$.27 per share	—	—	—	—	(2,825,168)	—	(2,825,168)
Other pooled companies	—	—	—	—	(265,791)	—	(265,791)
Common stock issued pursuant to:
Restricted stock award plan	4,000	20,000	—	—	—	—	20,000
Stock dividend	790,269	—	37,582	—	—	—	—
Exercise of stock options	32,886	173,428	—	—	—	—	173,428
Stock forfeited under restricted stock award plan	(2,600)	(11,000)	—	—	—	—	(11,000)
Tax benefit from exercise of stock options	—	—	—	—	59,468	—	59,468

Balance at December 31, 1999	15,445,220	31,101,701	169,082	(1,033,875)	53,048,535	(3,062,349)	80,054,012

Comprehensive income, net of tax:
Net income	—	—	—	—	13,925,234	—	13,925,234
Other comprehensive income:
Net unrealized gains on investment securities available for sale arising in the current year	—	—	—	—	—	2,662,201	2,662,201
Less reclassification adjustment for net gains included in net income	—	—	—	—	—	338,295	338,295

Comprehensive income							16,925,730
Cash dividends declared—$.24 per share	—	—	—	—	(2,611,923)	—	(2,611,923)
Cash dividends declared by pooled companies:
Main Street Banks, Inc.—$.08 per share	—	—	—	—	(706,320)		(706,320)
Other pooled companies	—	—	—	—	(363,140)	—	(363,140)
Common stock issued pursuant to:
Exercise of stock options	69,955	301,485	—	—	—	—	301,485
Restricted stock award plan	22,500	135,000	—	—	—	—	135,000
Stock forfeited under restricted stock award plan	(3,516)	(15,400)	—	—	—	—	(15,400)
Tax benefit from exercise of stock options	—	—	—	—	54,818	—	54,818

Balance at December 31, 2000	15,534,159	31,522,786	169,082	(1,033,875)	63,347,204	(61,853)	93,774,262
Comprehensive income, net of tax:
Net income	—	—	—	—	14,347,176	—	14,347,176
Other comprehensive income:
Net unrealized gains on investment securities available for sale arising in the current year, net of tax of $1,030,023	—	—	—	—	—	1,904,755	1,904,755
Less reclassification adjustment for net gains included in net income	—	—	—	—	—	(113,354)	(113,354)

Comprehensive income							1,791,401
Cash dividends declared—$.36 per share	—	—	—	—	(5,808,235)	—	(5,808,235)
Common stock issued pursuant to:
Exercise of stock options	126,595	580,629	—	—	—	—	580,629
Restricted stock award plan	43,780	328,350	—	—	—	—	328,350
Stock forfeited under restricted stock award plan	(5,333)	(24,341)	—	—	—	—	(24,341)
Tax benefit from exercise of stock options	—	—	—	—	132,110	—	132,110

Balance at December 31, 2001	15,699,201	$32,407,424	169,082	$(1,033,875)	$72,018,255	$1,729,548	$105,121,352

See accompanying notes.

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2001	2000	1999
Operating activities
Net income	$14,347,176	$13,925,234	$12,092,750
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,452,000	2,184,000	1,795,000
Depreciation and amortization of premises and equipment	2,187,811	2,242,473	1,967,348
Amortization of intangible assets	239,667	438,767	438,767
Loss (gain) on sales of other real estate	44,113	(6,618)	(478)
Investment securities (gains) losses	(22,191)	512,568	(9,037)
Net accretion of investment securities	(498,420)	(220,957)	(45,225)
Net accretion of loans purchased	(63,981)	(60,882)	(109,828)
Gain on sales of premises and equipment	(59,812)	(48,985)	(547,758)
Net (increase) decrease in mortgage loans held for sale	(6,945,568)	(502,676)	2,926,250
Gains on sales of mortgage loans	(684,532)	(389,075)	(339,662)
Gains on sales of other loans	(545,668)	(67,855)	(11,600)
Deferred income tax benefit	(338,124)	(127,142)	(282,858)
Deferred net loan fees	(71,970)	(35,874)	100,270
Vesting in restricted stock award plan	472,134	372,147	443,832
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	1,495,913	(3,095,256)	(1,201,409)
(Decrease) increase in accrued interest payable	(1,082,506)	2,435,102	629,230
Other	1,623,463	(2,114,952)	86,714

Net cash provided by operating activities	12,549,505	15,440,019	17,932,306
Investing activities
Purchases of investment securities held to maturity	—	(4,543,940)	(4,272,280)
Purchases of investment securities available for sale	(40,187,121)	(61,426,366)	(42,801,761)
Purchases of other investments	(308,500)	(435,344)	(1,016,177)
Maturities of investment securities held to maturity	—	2,245,688	1,352,613
Maturities and calls of investment securities available for sale	84,878,886	10,587,786	35,047,723
Proceeds from sales of investment securities available for sale	6,655,982	15,036,570	4,420,285
Net increase in loans funded	(75,483,275)	(67,613,801)	(123,087,085)
Purchase of Bank Owned Life Insurance	(29,000,000)	—	—
Purchases of premises and equipment	(2,822,793)	(2,215,887)	(4,205,327)
Proceeds from sales of premises and equipment	90,239	501,903	1,392,124
Proceeds from sales of other real estate	2,246,745	1,205,001	573,924

Net cash used in investing activities	(53,929,837)	(106,658,390)	(132,595,961)
Financing activities
Net increase in demand and savings accounts	76,582,030	23,770,598	37,981,434
Increase in time deposits	(54,310,739)	107,885,290	54,217,315
Increase in federal funds purchased	(17,111,304)	13,738,721	15,478,760
Net increase in Federal Home Loan Bank advances	22,993,750	2,985,000	29,142,500
Dividends paid	(5,808,235)	(4,382,624)	(3,883,852)
Proceeds from the issuance of common stock	580,629	301,485	173,428

Net cash provided by financing activities	22,926,131	144,298,470	133,109,585

Net (decrease) increase in cash and cash equivalents	(18,454,201)	53,080,099	18,445,930
Cash and cash equivalents at beginning of year	129,397,609	76,317,510	57,871,580

Cash and cash equivalents at end of year	$110,943,408	$129,397,609	$76,317,510

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$36,304,533	$34,963,571	$25,785,265

Income taxes, net	$8,075,000	$6,643,775	$4,679,935

Supplemental disclosures of noncash transactions
Loans transferred to real estate acquired through foreclosure	$1,521,898	$2,681,393	$630,321

Sales of other real estate financed	$—	$262,400	$—

See accompanying notes.

Main Street Banks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

1. Summary of Significant Accounting Policies

Description of Business

        Main Street Banks, Inc. (the "Parent" or the "Company") is a bank holding company which conducts business primarily in Barrow, Clarke, Cobb, DeKalb, Gwinnett, Newton, Rockdale and Walton counties in Georgia through its wholly owned subsidiaries, Main Street Bank ("Main Street" or the "Bank"), and Williamson, Musselwhite & Main Street Insurance, Inc. ("Williamson"). Prior to January 2, 2001, the Parent was known as First Sterling Banks, Inc. On December 29, 2000, former bank subsidiaries, The Westside Bank & Trust Company ("Westside"), The Eastside Bank & Trust Company ("Eastside"), and Community Bank of Georgia ("Community") were merged into Main Street Bank. The Bank provides a full range of traditional banking, mortgage banking, investment services and insurance services to individual and corporate customers in its primary market areas and surrounding counties.

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

        As described more fully in Note 16, the accompanying financial statements have been restated to account for the pooling of interests between the Company (formerly) First Sterling Banks, Inc. and Main Street Banks, Incorporated, which occurred on May 24, 2000, the pooling of interests between the former First Sterling Banks, Inc. and Georgia Bancshares Inc., which occurred on April 23, 1999, the pooling of interests between the Company and Williamson, which occurred on December 28, 2000, and the pooling of interests between the Company and Walton Bank and Trust Company, which occurred on January 25, 2001. In business combinations accounted for as poolings-of-interests, the financial position, results of operations and cash flows of the respective companies are restated as though the companies were combined for all periods presented.

Investment Securities

        Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investment securities are classified as held to maturity when the Company has the positive intent and the ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Under the provisions of Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 138"), a company can elect to make a one-time transfer of investment securities from held to maturity to available for sale without tainting the held to maturity category. On January 1, 2001, upon adoption of Statement 138, the Company transferred $17,851,829 of investment securities to the available for sale category from the held to maturity category.

        Investment securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value with the unrealized gains and losses, net of tax, reported as a separate component of comprehensive income. Other investments are stated at amortized cost.

        Realized gains and losses, and declines in value determined to be other than temporary are included in investment securities gains (losses). The cost of securities sold is based on the specific identification method.

        The cost of investment securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to expected maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from investments.

Securities Purchased Under Resell Agreements

        Securities purchased under resell agreements are recorded at the amounts at which the securities are acquired plus accrued interest. The Company enters into purchases of U. S. Government and agency securities under resell agreements to resell substantially identical securities.

        The amounts advanced under resell agreements represent short-term loans and are combined with Federal funds sold in the balance sheets. The securities underlying the resell agreements are delivered by appropriate entry into a third-party custodian's account designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities.

Loans

        Loans are stated at the principal amounts outstanding reduced by purchase discounts, deferred net loan fees and costs, and unearned income. Interest income on loans is generally recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. When accrual of interest is discontinued, all unpaid interest is reversed. Interest income on such loans is subsequently recognized only to the extent cash payments are received, the full recovery of principal is anticipated, or after full principal has been recovered when collection of principal is in question.

        Gains on sales of loans are recognized at the time of sale, as determined by the difference between the net sales proceeds and the net book value of the loans sold.

        Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis.

Mortgage Loans Held for Sale

        The Company originates first mortgage loans for sale in the secondary market. Mortgage loans held for sale are recorded at the lower of cost or market on an individual loan basis. Market value is determined based on outstanding commitments from investors and prevailing market conditions. Gains and losses on sales of loans are recognized at settlement date and are determined as the difference between the net sales proceeds and carrying value of the loans sold. The Company limits its interest rate risk on such loans originated by selling individual loans immediately after the customers lock into their rate.

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

Goodwill and Other Intangible Assets

        Substantially all costs in excess of net assets of entities acquired are being amortized using the straight-line method over periods ranging from 10 to 15 years. Other intangibles related to entities acquired are being amortized over periods ranging from 5 to 10 years using the straight-line method. Intangible assets related to capital lease rights are being amortized over the term of the related lease using the straight-line method. Accumulated amortization was $1,977,133 and $1,737,466 at December 31, 2001 and 2000, respectively. Amortization expense totaled $239,667, $438,767 and $438,767 for the years ended December 31, 2001, 2000 and 1999, respectively.

Securities Sold Under Repurchase Agreements

        Securities sold under repurchase agreements which are classified as secured borrowing, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities on a daily basis.

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

        The computation of diluted earnings per share is as follows:

	Year ended December 31
	2001	2000	1999
Numerator:
Basic and diluted net income	$14,347,176	$13,925,234	$12,092,750

Denominator:
Basic weighted average shares	15,639,610	15,486,996	15,423,959
Effect of employee stock options	471,360	316,731	360,207

Diluted weighted average shares	16,110,970	15,803,727	15,784,166

Diluted earnings per share	$.89	$.88	$.77

Advertising Costs

        In accordance with SOP 93-7, the Company expenses advertising costs as incurred. Advertising costs expensed in the years ended December 31, 2001, 2000, and 1999 were not significant.

Financial Instruments

        In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or when related fees are incurred or received.

Comprehensive Income

        Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available for sale securities.

Cash and Cash Equivalents

        For purposes of presentation in the statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

Risk Management Instruments

        Interest rate floors are used periodically as part of the Company's overall interest rate risk management and are designated as hedges of interest-bearing assets and anticipated transactions. These derivatives modify the interest rate characteristics of specified financial instruments. Amounts receivable or payable under interest rate floors are recognized in net interest income. Derivative instruments not qualifying as end-user positions are treated as trading positions and marked-to-market. To qualify as a hedge, the floor must be designated and documented as a hedge and be effective in reducing the market risk associated with the existing asset or anticipated transaction which is probable to occur. Effectiveness of the hedge is evaluated on an initial and ongoing basis using statistical calculations of correlation. Gains and losses on risk management derivatives that are terminated early are deferred and amortized to net interest income over the remaining period originally covered by the instrument. If the underlying designated item is no longer held, or if an anticipated transaction is no longer likely to occur, any previously unrecognized gain or loss on the derivative contract is recognized in earnings and the contract is subsequently accounted for at fair value.

Recent Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") issued Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 138") which amended certain provisions of Statement 133. Statement 138 requires all derivatives to be recorded at their fair value in the balance sheets. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement 138 was effective for the Company on January 1, 2001. The adoption of the standard did not result in a material financial impact based on the Company's limited use of derivatives.

        In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("Statement 141"), effective for business combinations initiated after June 30, 2001. Under Statement 141, the pooling of interests method of accounting for business combinations is eliminated. The adoption of this statement did not have a material financial impact on the Company's results of operations or financial position.

1. Summary of Significant Accounting Policies (Continued)

        In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The adoption of this statement is not expected to have a material financial impact on the Company's results of operations or financial position.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective for fiscal years beginning after December 15, 2001 and applied prospectively. Statement 144 will supercede Statement 121 and APB 30. Statement 144 retains the fundamental provisions of Statement 121 related to the recognition and measurement of long-lived assets. Statement 144 provides more guidance on estimating cash flows when performing a recoverability test. Furthermore, Statement 144 requires that operating losses from a "component of an entity" would be recognized in the period in which they occur rather than as of the measurement date as presently required by APB 30.

2. Cash and Due From Banks

        The Company is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks, or in cash. The average reserve requirements at December 31, 2001 and 2000 were approximately $173,000 and $12,843,000 respectively. The change in the reserve requirement between 2001 and 2000 was a result of the Company's implementation of Regulation D. The Company maintained cash balances and reserves which were adequate to meet these requirements.

3. Investment Securities

        The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to maturity securities
States and political subdivisions	$686,966	$42,136	$—	$729,102

Available for sale securities
U.S. Treasury securities	$86,903	$3,930	$—	$90,833
U.S. Government agencies and corporations	53,557,338	1,707,544	(46,601)	55,218,281
States and political subdivisions	30,996,343	740,102	(233,238)	31,503,207
Mortgage-backed securities	31,135,433	463,035	(81,516)	31,516,952

Total	$115,776,017	$2,914,611	$(361,355)	$118,329,273

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to maturity securities
States and political subdivisions	$18,538,266	$328,301	$(184,427)	$18,682,140
Available for sale securities
U.S. Treasury securities	$1,392,095	$812	$(24,084)	$1,368,823
U.S. Government agencies and corporations	96,754,876	691,301	(429,884)	97,016,293
States and political subdivisions	11,027,529	109,603	(201,248)	10,935,884
Mortgage-backed securities	40,070,958	232,259	(471,998)	39,831,219

Total	$149,245,458	$1,033,975	$(1,127,214)	$149,152,219

        Other investments are recorded at cost, which approximates market value, and are composed of the following:

	December 31
	2001	2000
Federal Home Loan Bank stock	$3,756,100	$3,447,600
Southeast Bankcard Association stock	40,000	40,000
North Georgia Bank stock	150,000	150,000
Banker's Bank stock	172,500	172,500

	$4,118,600	$3,810,100

        The amortized cost and estimated fair value of investment securities held to maturity and available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations without call or prepayment penalties.

	Investment Securities Held to Maturity		Investment Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$11,533,499	$11,704,399
Due after one year through five years	160,938	173,024	45,657,310	47,152,891
Due after five years through ten years	301,028	314,726	23,275,349	23,769,190
Due after ten years	225,000	241,352	35,309,859	35,702,793

	$686,966	$729,102	$115,776,017	$118,329,273

        During 2001, 2000 and 1999, proceeds from sales of investment securities available for sale were $6,655,982, $15,036,570 and $4,420,285, respectively, with gross realized gains and losses of $22,191, $(512,568) and $9,037, respectively.

        Securities with a carrying value of $100,864,688 and $98,728,723 and estimated fair value of $100,864,688 and $98,941,135 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits.

4. Loans

        Loans are summarized as follows:

	December 31
	2001	2000
Consumer	$53,074,956	$63,856,727
Residential mortgage	152,226,068	162,706,271
Construction	173,464,129	150,107,092
Commercial	68,320,271	97,572,147
Real estate—other	366,002,884	263,499,971

Total loans	813,088,308	737,742,208
Less:
Purchase discount	(164,732)	(228,712)
Deferred net loan fees	(1,342,428)	(1,203,758)
Unearned income	(134,802)	(346,667)
Allowance for loan losses	(12,017,448)	(10,907,424)

Loans, net	$799,428,898	$725,055,647

        Nonaccrual loans were $1,414,926 and $1,123,260 at December 31, 2001 and 2000, respectively. The allowance for loan losses related to these impaired loans was $212,239 and $137,282 at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans was $1,269,093, $1,242,984 and $1,698,435 for the years ended December 31, 2001, 2000 and 1999, respectively. If such loans had been on an accrual basis, interest income would have been approximately $63,421, $109,997 and $172,402, higher for the years ended December 31, 2001, 2000 and 1999, respectively.

        An analysis of activity in the allowance for loan losses is as follows:

	Year ended December 31
	2001	2000	1999
Balance at beginning of year	$10,907,424	$9,743,922	$8,587,565
Provision for loan losses	2,452,000	2,184,000	1,795,000
Loans charged off	(1,685,070)	(1,374,110)	(1,013,783)
Recoveries of loans previously charged off	343,094	353,612	375,140

Balance at end of year	$12,017,448	$10,907,424	$9,743,922

        A substantial portion of the Company's loans are secured by real estate in northeast Georgia communities, primarily in Barrow, Clarke, Cobb, DeKalb, Gwinnett, Newton, Rockdale, and Walton counties. In addition, a substantial portion of real estate acquired through foreclosure consists of single-

family residential properties and land located in these same markets. The ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of real estate are susceptible to changes in market conditions in northeast Georgia.

5. Premises and Equipment

        Premises and equipment are composed of the following:

	December 31
	2001	2000
Land	$6,854,839	$7,223,625
Buildings and leasehold improvements	17,875,532	18,094,542
Furniture, fixtures and equipment	13,697,120	13,546,501
Construction in process	1,020,328	524,405

Less accumulated depreciation and amortization	(12,755,415)	(12,354,925)

	$26,692,404	$27,034,148

        Depreciation and amortization expense totaled $2,187,811, $2,242,473 and $1,967,348 for the periods ended December 31, 2001, 2000 and 1999, respectively.

        The Company leases certain buildings and various equipment under operating leases. Minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2001 are as follows:

2002	$399,254
2003	408,219
2004	382,357
2005	389,625
2006	353,179
Thereafter	3,288,665

Total minimum lease payments	$5,221,299

        Rental expense for all operating leases was $407,424, $415,299 and $211,942 in 2001, 2000 and 1999, respectively.

6. Interest Bearing Deposits

        A summary of time deposits by year of maturity at December 31, 2001 is as follows:

2002	$404,749,306
2003	24,218,017
2004	7,178,960
2005	7,701,604
2006	2,306,604
Thereafter	113,009

Total time deposits	$446,267,500

        The Company had $152,749,296 and $157,782,734 in time deposits over $100,000 at December 31, 2001 and 2000, respectively. Interest expense on these deposits was $9,062,793, $7,177,496, and $4,779,139 for the years ended December 31, 2001, 2000 and 1999, respectively.

7. Borrowings

        At December 31, 2001 and 2000 the Company had advances from the Federal Home Loan Bank totaling $75,121,250 and $52,127,500, respectively. The Company has pledged all of its eligible residential mortgage loans secured by first mortgages on one-to-four family dwellings as collateral. The Company is allowed to borrow up to 75% of the balance of the eligible loans pledged as collateral. At December 31, 2001 and 2000 the available balance under the Company's line with the Federal Home Loan Bank was approximately $9,850,750 and $25,372,500, respectively. The Company has three advances totaling $62,121,250, which utilize a daily rate credit and have no maturity dates. In addition, the Company has an advance totaling $13,000,000 with a fixed rate of 2.04%, which matures in 2002.

8. Income Taxes

        Income tax expense is summarized as follows:

	Year ended December 31
	2001	2000	1999
Current income tax expense	$7,838,254	$7,888,663	$6,619,337
Deferred income tax benefit	(338,124)	(127,142)	(282,858)

	$7,500,130	$7,761,521	$6,336,479

        State income tax expense for the year ended December 31, 2001 was comprised of $562,140 of current tax expense and $(20,000) of deferred tax benefit. A reconciliation of income tax computed at statutory rates to total income tax expense is as follows:

	Year ended December 31
	2001	2000	1999
Pretax income	$21,847,306	$21,686,755	$18,429,229

Income tax computed at statutory rate	$7,646,557	$7,373,497	$6,265,938
Increase (decrease) resulting from:
Tax-exempt interest	(590,509)	(503,237)	(491,281)
Nondeductible interest on tax-exempt investments	50,050	59,500	65,866
Nondeductible merger expenses	455,000	330,800	—
Amortization of goodwill	36,843	35,790	35,790
Other, net	(97,811)	465,171	460,166

	$7,500,130	$7,761,521	$6,336,479

8. Income Taxes (Continued)

        The following summarizes the significant components of the Company's deferred tax assets and (liabilities):

	December 31
	2001	2000
Reserve for loan losses	$4,471,693	$3,339,453
Depreciation on premises and equipment	(1,006,721)	(603,121)
Core deposit intangible	123,259	122,142
Deferred net loan fees	540,917	417,833
Net unrealized (gains) losses on investment securities available for sale	(998,637)	31,386
Other, net	(1,097,778)	(583,061)

Net deferred tax asset	$2,032,733	$2,724,632

9. Employee Benefits

        The Company sponsors a 401(k) Employee Savings Plan that permits employees to defer annual cash compensation as specified under the plan. The Board of Directors determines the annual Company contribution, which was $236,465, $255,826 and $278,800, in 2001, 2000 and 1999, respectively.

        The Company has a Management Incentive Bonus Plan for key executives that provides annual cash awards, if approved, based on eligible compensation and achieving earnings goals. The Company also has a General Bonus Plan that provides for annual cash awards to eligible employees as established by the Board of Directors. The total expense under these plans was $1,096,566, $1,185,623 and $1,057,961 in 2001, 2000 and 1999, respectively.

10. Related Party Transactions

        Directors, executive officers, and their related interests were customers of the Company and had other transactions with the Company in the ordinary course of business. Loans outstanding to certain directors, executive officers, and their related interests at December 31, 2001 and 2000 were $644,124 and $7,210,600, respectively. For the periods ended December 31, 2001 and 2000, $0 and $1,153,862, respectively of such loans were made and loan repayments totaled $14,386 and $6,731,401 for the respective periods. It is the policy of the Company that such transactions be made on substantially the same terms as those prevailing at the time for comparable loans to other persons and do not involve more than normal risks of collectibility or present other unfavorable features. These individuals and their related interests also maintain customary demand and time deposit accounts with the Company.

        The Company has operating leases for bank premises that are owned by related parties. These related parties consist of an individual who is a primary shareholder, member of the Board of Directors, and an Executive Officer of the Company, and also members of this individual's family. Terms for these related party leases are substantially the same as those that would be expected to prevail in the marketplace. During 2001, 2000 and 1999, total lease payments under these related party leases totaled approximately $270,000, $250,000 and $220,000, respectively.

11. Stock Options and Long-Term Compensation Plans

        The Company has elected to follow Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") requires the use of option valuation models that were not developed for use in valuing employee stock options.

        The Company has a nonqualified Restricted Stock Award Plan and a Long-term Incentive Plan, which grant restricted stock and other stock based compensation to key executives and officers of the Company. In the case of restricted stock, Company executives and officers designated as an "eligible executive" will vest in the number of shares of common stock awarded under the plan based on service over a five-year period. A total of 960,000 shares were authorized to be issued under the plans, with 761,742 shares of restricted stock issued as of December 31, 2001 and 2000. A total of 704,616 and 649,955 shares were vested with 57,126 and 111,787 shares issued and unvested as of December 31, 2001 and 2000. As of December 31, 2000, no additional restricted stock was issued under these plans.

        In 2000, the Board of Directors approved the Omnibus Stock Ownership and Long-Term Incentive Plan ("Omnibus Plan") under which incentive stock options and non-qualified stock options to acquire shares of common stock, restricted stock, stock appreciation rights or units may be granted to eligible employees. During 2001, the Company issued 43,780 shares of restricted stock under the Omnibus Plan.

        At December 31, 2001 and 2000, the Company had 293,362 and 451,670 shares, respectively, of its authorized but unissued common stock reserved for future grants under the Omnibus Plan. During 2001, 158,308 options were granted under the Omnibus Plan. Option prices under all stock option plans are equal to the fair value of the Company's common stock on the date of the grant. The options vest over time periods determined by the Compensation Committee of the Board of Directors and expire ten years from date of grant. A summary of the Company's stock option activity and related information is as follows:

	Year ended December 31
	2001		2000		1999
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
Under option, beginning of year	1,141,096	$8.34	741,298	$5.73	688,260	$5.13
Granted	158,308	16.49	469,753	11.85	90,697	10.16
Exercised	(126,595)	4.44	(69,955)	4.31	(32,886)	5.27
Terminated	(20,456)	8.19	—	—	(4,773)	6.24

Under option, end of year	1,152,353	9.89	1,141,096	8.34	741,298	5.73

Exercisable, end of year	760,405	8.18	830,259	7.12	658,034	5.28

        Following is a summary of the status of options outstanding at December 31, 2001:

Under Option				Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$2.42 - $4.81	231,222	3.77	4	231,222	3.77
$4.82 - $7.19	183,848	6.71	6	183,848	6.71
$7.40 - $9.72	31,019	9.54	7	31,019	9.54
$11.08 - $13.20	552,956	12.17	9	314,316	12.14
$13.21 - $18.00	153,308	16.61	10	—	—

	1,152,353			760,405

        Pro forma information regarding net income and net income per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest of 5.09%, 5.28% and 6.47%, respectively; dividend yield of 2.47%, 2.29% and 1.27%, respectively; volatility factor of the expected market price of the Company's common stock of .288, .448 and .356, respectively; and a weighted-average expected life of the options of 8 years in 2001 and 8 years in 2000 and 7 years in 1999. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of options granted during 2001, 2000 and 1999 was $5.21, $5.23 and $4.27, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options granted in 2001, 2000 and 1999 is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	Year ended December 31
	2001	2000	1999
Pro forma net income	$14,118,871	$13,277,777	$11,874,352
Pro forma net income per share:
Basic	$.90	$.86	$.77
Diluted	$.88	$.84	$.75

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

        Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the following tables. As of its most recent regulatory notification, the Company and the Bank were considered well capitalized under current regulatory guidelines. There are no conditions or events since that notification that management believes have changed the category.

        The following is a summary of the Company's and the Bank's capital ratios at December 31, 2001 and 2000.

	Actual Amount	Ratio	For Capital Adequacy Purposes	Ratio	To Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
Company:
As of December 31, 2001
Total Capital (to Risk Weighted Assets)	$113,164,000	12.83%	$70,556,000	8%	$88,196,000	10%
Tier 1 Capital (to Risk Weighted Assets)	102,250,000	11.59%	35,278,000	4%	52,917,000	6%
Tier 1 Capital (to Average Assets)	102,250,000	9.24%	44,287,000	4%	55,359,000	5%
As of December 31, 2000
Total Capital (to Risk Weighted Assets)	$102,816,000	12.95%	$63,505,000	8%	$79,381,000	10%
Tier 1 Capital (to Risk Weighted Assets)	92,891,000	11.70%	31,752,000	4%	47,628,000	6%
Tier 1 Capital (to Average Assets)	92,891,000	8.71%	42,664,000	4%	53,330,000	5%
As of December 31, 2001
Main Street:
Total Capital (to Risk Weighted Assets)	$111,481,000	12.58%	$70,918,000	8%	$88,647,000	10%
Tier 1 Capital (to Risk Weighted Assets)	100,519,000	11.34%	35,459,000	4%	53,188,000	6%
Tier 1 Capital (to Average Assets)	100,519,000	9.09%	44,236,000	4%	55,295,000	5%

As of December 31, 2000
Main Street:
Total Capital (to Risk Weighted Assets)	$93,455,000	11.95%	$62,582,240	8%	$78,227,800	10%
Tier 1 Capital (to Risk Weighted Assets)	83,669,000	10.70%	31,291,120	4%	46,936,680	6%
Tier 1 Capital (to Average Assets)	83,669,000	8.32%	40,230,000	4%	50,287,500	5%
Walton:
Total Capital (to Risk Weighted Assets)	7,852,000	18.99%	3,308,000	8%	4,135,000	10%
Tier 1 Capital (to Risk Weighted Assets)	7,345,000	17.77%	1,654,000	4%	2,481,000	6%
Tier 1 Capital (to Average Assets)	7,345,000	11.95%	2,458,000	4%	3,073,000	5%

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

13. Off-Balance Sheet Financial Instruments

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2001 and 2000 include $47,998,000 and $39,880,188, respectively, in undisbursed credit lines and $93,282,000 and $78,413,000, respectively, in unfunded construction and development loans. The Company's experience has been that approximately 80 percent of loan commitments are ultimately drawn upon by customers.

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company had $2,451,008 and $2,439,760 in irrevocable standby letters of credit outstanding at December 31, 2001 and 2000, respectively.

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

        The Company purchases interest rate floors to enable it to transfer, modify or reduce interest rate risk. In a floor contract, the Company pays a premium at the initiation of the contract for the right to receive payments if market interest rates are less than the strike price of the floor. Payments received under floor contracts are accrued based on contractual terms and are reported as other operating income.

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

15. Fair Values of Financial Instruments

        The Company uses the following methods and assumptions in estimating fair values of financial instruments:

  Cash and cash equivalents—The carrying amount of cash and cash equivalents approximates fair value.

  Interest-bearing deposits—The carrying amount of interest-bearing deposits approximates fair value.

  Investment securities—The fair value of investment securities held to maturity and available for sale is estimated based on published bid prices or bid quotations received from securities dealers. The carrying amount of other investments approximates fair value.

  Loans—For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Mortgage loans held for sale—The carrying amount of mortgage loans held for sale approximates fair value.

  Deposits—The fair value of deposits with no stated maturity, such as demand, NOW and MMDA, and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

  Accrued interest—The carrying amount of accrued interest receivable and payable approximates fair value.

  Off-balance-sheet instruments—Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrowers' credit standing.

        The estimated fair values of the Company's financial instruments are as follows:

	December 31
	2001		2000
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$36,002,196	$36,002,196	$39,295,553	$39,295,553
Interest-bearing deposits	14,509,315	14,509,315	1,665,159	1,665,159
Investment securities held to maturity	686,966	729,102	18,538,266	18,682,140
Investment securities available for sale	118,329,273	118,329,273	149,152,219	149,152,219
Other investments	4,118,600	4,118,600	3,810,100	3,810,100
Loans (net of unearned income)	811,446,346	818,171,000	735,963,071	723,102,530
Mortgage loans held for sale	9,193,983	9,193,983	2,248,415	2,248,415
Accrued interest receivable	5,643,803	5,643,803	7,139,716	7,139,716
Financial liabilities:
Noncontractual deposits	461,913,301	446,663,000	385,331,271	400,343,931
Contractual deposits	446,267,500	451,377,000	500,578,239	495,733,251
Securities sold under repurchase agreements	15,504,355	15,504,355	32,615, 659	32,615,659
Federal Home Loan Advances	75,121,250	75,121,250	52,127,500	52,127,500
Accrued interest payable	4,570,179	4,570,179	5,652,685	5,652,685
Off-balance-sheet instruments:
Undisbursed credit lines	47,998,000	437,938	39,880,188	363,870
Unfunded construction and development loans	93,282,000	851,113	78,413,000	715,447
Standby letters of credit	2,451,008	22,363	2,439,760	22,261

16. Business Combinations

        On January 25, 2001, the Company effected a business combination and merger with Walton Bank and Trust. Under the terms of the transactions, Walton Bank and Trust shareholders received 2.752 shares of Main Street Banks, Inc. common stock for each share of Walton Bank and Trust stock owned prior to the merger. The combination was accounted for as a pooling of interest and, accordingly, all prior financial statements have been restated to include the financial results of Walton Bank and Trust.

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

        On May 24, 2000, the Company effected a business combination and merger with the former Main Street Banks, Incorporated (the former parent of Main Street Bank). Under the terms of the transaction, Main Street Banks, Incorporated shareholders received 1.01 shares of First Sterling Banks, Incorporated common stock for each share of Main Street Banks, Incorporated stock owned prior to the merger. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include the financial results of Main Street Banks, Incorporated.

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

        The results of operations of the separate companies for periods prior to the combination are summarized as follows:

	Year ended December 31
	2001	2000	1999
Net interest income:
Main Street Banks, Inc., exclusive of pre-acquisition amounts	$—	$36,364,900	$13,868,247
Georgia Bancshares, Inc.(1)	—	—	1,220,175
The former Main Street Banks, Incorporated(2)	—	8,880,630	24,438,403
Walton Bank and Trust	136,472	2,973,896	2,495,958
Williamson Insurance Agency	—	14,245	14,259
Williamson & Musselwhite Insurance Agency	—	2,576	715

Total	$136,472	$48,236,247	$42,037,757

Net income:
Main Street Banks, Inc., exclusive of pre-acquisition amounts	$—	$9,062,895	$3,536,180
Georgia Bancshares, Inc.(1)	—	—	313,921
The former Main Street Banks, Incorporated(2)	—	3,544,112	7,233,666
Walton Bank and Trust	85,032	1,092,434	860,393
Williamson Insurance Agency	—	38,386	40,808
Williamson & Musselwhite Insurance Agency	—	187,407	107,782

Total	$85,032	$13,925,234	$12,092,750

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

17. Parent Company Financial Information

        The following information presents the condensed balance sheet of the Parent at December 31, 2001 and 2000, and the statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999:

Condensed Balance Sheets

	December 31
	2001	2000
Assets
Cash and cash equivalents	$508,506	$1,052,645
Investment in subsidiaries	104,249,285	92,370,799
Other assets	444,908	460,993

Total assets	$105,202,699	$93,884,437

Liabilities and shareholders' equity
Liabilities	$81,347	$110,175
Shareholders' equity	105,121,352	93,774,262

Total liabilities and shareholders' equity	$105,202,699	$93,884,437

Condensed Statements of Income

	Year ended December 31
	2001	2000	1999
Income:
Dividends from subsidiaries	$6,116,403	$5,841,908	$4,031,767
Expenses:
Salaries and employee benefits	—	150,115	93,367
Merger expense	1,412,362	1,085,774	308,908
Other expense	643,804	660,191	336,078

Total expense	2,056,166	1,896,080	738,353

Income before income tax benefit and equity in undistributed income of subsidiaries	4,060,237	3,945,828	3,293,414
Income tax benefit	366,985	421,342	174,777

Income before equity in undistributed income of subsidiaries	4,427,222	4,367,170	3,468,191
Equity in undistributed income of subsidiaries	9,919,954	9,558,064	8,624,559

Net income	$14,347,176	$13,925,234	$12,092,750

Condensed Statements of Cash Flows

	Year ended December 31
	2001	2000	1999
Operating activities
Net income	$14,347,176	$13,925,234	$12,092,750
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(9,919,954)	(9,558,064)	(8,624,559)
Other	256,245	(1,345,719)	60,415

Net cash provided by operating activities	4,683,467	3,021,451	3,528,606
Financing activities
Dividends paid	(5,808,235)	(4,382,624)	(3,883,852)
Proceeds from issuance of common stock options	580,629	301,485	173,428

Net cash used in financing activities	(5,227,606)	(4,081,139)	(3,710,424)

Net decrease in cash	(544,139)	(1,059,688)	(181,818)
Cash at beginning of year	1,052,645	2,112,333	2,294,151

Cash at end of year	$508,506	$1,052,645	$2,112,333

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.
Contents
Main Street Banks, Inc. and Subsidiaries Consolidated Statements of Cash Flows
Condensed Balance Sheets
Condensed Statements of Income
Condensed Statements of Cash Flows