Form 10-Q
period 2002-03-31
MAIN STREET BANKS INC /NEW/
filed 2002-05-13
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchanges Act of 1934

For the quarter ended March 31, 2002

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

Yes   ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2002, registrant had outstanding 15,873,775 shares of common stock.

MAIN STREET BANKS, INC.

PART I. — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2002	2001
Assets
Cash and due from banks	$35,283,211	$36,002,196
Interest-bearing deposits in banks	238,257	14,509,315
Federal funds sold and securities purchased under agreement to resell	90,701,897	60,431,897
Investment securities available for sale	129,641,769	122,447,873
Investment securities held to maturity (fair value of $730,259 and $729,102 at March 31, 2002 and December 31, 2001, respectively)	687,111	686,966
Mortgage loans held for sale	6,227,092	9,193,983
Loans, net of unearned income	836,711,988	811,446,346
Allowance for loan losses	(12,346,331)	(12,017,448)
Loans, net	824,365,657	799,428,898

Premises and equipment, net	26,882,988	26,692,404
Other real estate	1,692,275	1,266,650
Accrued interest receivable	6,407,639	5,643,803
Goodwill and other intangible assets	672,267	705,867
Other assets	37,481,109	33,158,039
Total assets	$1,160,281,272	$1,110,167,891

Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing demand	$172,086,094	$160,675,955
Interest-bearing demand and money market	239,447,745	250,925,349
Savings	51,722,697	50,311,997
Time deposits of $100,000 or more	176,294,051	152,749,296
Other time deposits	329,149,552	293,518,204
Total deposits	968,700,139	908,180,801

Accrued interest payable	4,178,264	4,570,179
Federal Home Loan Bank advances	75,121,250	75,121,250
Federal funds purchased and securities sold under repurchase agreements	905,257	15,504,355
Other liabilities	3,591,982	1,669,954
Total liabilities	1,052,496,892	1,005,046,539

Shareholders’ equity
Common stock—no par value per share; 50,000,000 shares authorized; issued and outstanding, 15,879,397 shares in 2002 and 15,699,201 in 2001	29,535,590	32,407,424
Retained earnings	78,102,094	72,018,255
Accumulated other comprehensive gain	1,180,571	1,729,548
Treasury stock, 169,082 shares in 2002 and 2001	(1,033,875)	(1,033,875)
Total shareholders’ equity	107,784,380	105,121,352
Total liabilities and shareholders’ equity	$1,160,281,272	$1,110,167,891

See accompanying notes.

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Interest Income:
Loans, including fees	$16,569,933	$18,868,499
Interest on investment securities:
Taxable	1,285,349	2,088,684
Non-taxable	386,135	360,989
Federal funds sold and other short term investments	272,958	917,835
Interest-bearing deposits in banks	32,411	14,562
Total interest income	18,546,786	22,250,569

Interest expense:
Interest-bearing demand and money market	640,300	1,237,511
Savings	126,270	262,395
Time deposits of $100,000 or more	1,769,178	2,485,584
Other time deposits	3,357,027	5,554,149
Federal funds purchased and securities sold under agreement to re purchase	12,962	87,493
Federal Home Loan Bank advances	373,399	810,612
Other interest expense	22,463	4,860
Total interest expense	6,301,599	10,442,604

Net interest income	12,245,187	11,807,965
Provision for loan losses	625,000	530,000

Net interest income after provision for loan losses	11,620,187	11,277,965

Noninterest income:
Service charges on deposit accounts	1,523,106	1,311,672
Investment securities gain	—	3,655
Gain (loss) on sales of assets	500	(4,224)
Gain on sales of loans	296,781	241,748
Other income	2,424,202	1,617,935
Total noninterest income	4,244,589	3,170,786

Noninterest expense:
Salaries and other compensation	4,511,174	4,104,564
Employee benefits	854,269	676,715
Net occupancy and equipment expense	1,177,797	1,178,294
Professional services	294,751	377,307
Regulatory agency assessments	59,151	74,377
Amortization of intangible assets	33,600	59,917
Merger expense	—	1,648,974
Other expense	2,132,171	1,847,032
Total noninterest expense	9,062,913	9,967,180

Income before income taxes	6,801,863	4,481,571
Income tax expense	2,032,258	1,822,730
Net income	$4,769,605	$2,658,841

Earnings per share:
Basic	$.30	$.17
Diluted	$.29	$.17

Dividends declared per share	$.105	$.09
Weighted average common shares outstanding:
Basic	15,707,262	15,602,414
Diluted	16,201,589	15,979,368

See accompanying notes.

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Net income	$4,769,605	$2,658,841

Other comprehensive income, net of tax

Unrealized gains on securities available for sale	1,180,571	1,371,032
Less reclassification adjustment for net (gains) included in net income	(21,112)	(2,412)

Comprehensive income	$5,929,064	$4,027,461

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities
Net income	$4,769,605	$2,658,841
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	625,000	530,000
Depreciation and amortization of premises and equipment	500,714	563,567
Amortization of intangible assets	33,600	59,917
Loss on sales of other real estate	—	15,245
Investment securities (gain)	—	(3,655)
Net accretion of investment securities	41,642	(292,901)
Net accretion of loans purchased	6,596	12,484
Net decrease (increase) in mortgage loans held for sale	2,966,891	(3,461,224)
Gains on sales of mortgage loans	(124,798)	(127,006)
(Gains) on sales of other loans	(296,781)	(241,748)
Deferred income tax provision	482,258	788,394
Deferred net loan fees (cost amortization)	(13,565)	(21,886)
Vesting in restricted stock award plan	133,856	125,941
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(763,836)	278,509
(Decrease) increase in accrued interest payable	(391,915)	1,300,539
Other	682,320	665,053
Net cash provided by operating activities	8,651,587	2,850,070

Investing activities
Purchases of investment securities available for sale	(21,488,798)	(8,883,232)
Maturities and calls of investment securities available for sale	9,329,486	24,841,322
Proceeds from sales of investment securities available for sale	—	1,104,250
Net increase in loans funded	(25,212,868)	(13,714,568)
Purchases of premises and equipment	(593,944)	(507,184)
Proceeds from sales of premises and equipment	500	—
Proceeds from sales of other real estate	274,419	1,149,465
Net cash (used in) provided by investing activities	(37,691,205)	3,990,053

Financing activities
Net increase in demand and savings accounts	1,343,235	9,855,313
Increase (decrease) in time deposits	59,176,103	(1,987,488)
Decrease in federal funds purchased	(14,599,098)	(26,295,111)
Dividends paid	(1,649,227)	(1,292,122)
Proceeds from the issuance of common stock	48,562	350,988
Net cash provided by (used in) financing activities	44,319,575	(19,368,420)
Net increase (decrease) in cash and cash equivalents	15,279,957	(12,528,297)
Cash and cash equivalents at beginning of period	110,943,408	129,397,609
Cash and cash equivalents at end of period	$126,223,365	$116,869,312
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,693,514	$9,142,065
Supplemental disclosures of noncash transactions
Loans transferred to real estate acquired through foreclosure	$425,625	$96,225
Transfer of investment securities from held to maturity to available for sale	$—	$17,851,829

MAIN STREET BANKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2002

NOTE 1.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Main Street Banks, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statement presentation. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for interim periods have been included.

                The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Current Report on Form 10-K Annual Report.

NOTE 2.        BUSINESS COMBINATION

                On January 25, 2001, the Company completed a business combination with Walton Bank and Trust Company (“Walton”) by exchanging 2.752 shares of its common stock for each share of Walton outstanding common stock.  The combination was accounted for as a pooling of interests in accordance with Accounting Principles Board No. 16, “Business Combinations”.

NOTE 3.        CURRENT ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued Statement No. 141, “Business Combinations” (“Statement 141”), effective for business combinations initiated after June 30, 2001.  Under Statement 141, the pooling of interests method of accounting for business combinations is eliminated.  The adoption of this statement did not have a material financial impact on the Company’s financial position or results of operations.

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”).  Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets will continue to be amortized over their useful lives.  The adoption of this statement did not have a material financial impact on the Company’s financial position or results of operations.  The adoption of Statement 142 resulted in the company reducing amortization expense by $26,317 for the quarter.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), effective for fiscal years beginning after December 15, 2001 and applied prospectively.  Statement 144 superceded Statement 121 and APB 30.  Statement 144 retains the fundamental provisions of Statement 121 related to the recognition and measurement of long-lived assets.  Statement 144 provides more guidance on estimating cash flows when performing a recoverability test.  Furthermore, Statement 144 requires that operating losses from a “component of an entity” would be recognized in the period in which they occur rather than as of the measurement date as presently required by APB 30.  The adoption of this statement did not have a material financial impact on the Company’s financial position or results of operations.

NOTE 4.        EARNINGS PER SHARE

The computation of diluted earnings per share is as follows:

	Three Months Ended March 31,
	2002	2001

Basic and diluted net income	$4,769,605	$2,658,841

Basic weighted average shares	15,707,262	15,602,414
Effect of Employee Stock Options	494,327	376,954
Diluted weighted average shares	16,201,589	15,979,368

Diluted earnings per share	$.29	$.17

NOTE 5.        LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees.  Interest is accrued only if deemed collectible.  The following table represents the composition of the Company’s loan portfolio:

	March 31, 2002	December 31, 2001
	(Dollars in thousands)

Commercial	$67,733	$68,320
Real estate construction	190,456	173,464
Residential mortgage	158,917	152,226
Commercial real estate	371,510	366,003
Consumer	40,685	53,075
Total loans	838,301	813,088
Less:
Net deferred loan fees	(1,589)	(1,642)
Allowance for loan losses	(12,346)	(12,017)

Net loans	$824,366	$799,429

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                        AND RESULTS OF OPERATIONS

                The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at March 31, 2002 as compared to December 31, 2001 and operating results for the three month period ended March 31, 2002. These comments should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Overview

                The Company’s total assets have increased $ 50.1 million or 4.51% since December 31, 2001.  Federal funds sold increased $30.3 million primarily due to an increase in deposit campaigns. Loans have increased $25.3 million or 3.11% and the investment portfolio increased $7.2 million or 5.88%.  Time deposits have increased $59.1 million or 27.6% since December 31, 2001 due to the initiation of a time deposit campaign and the limited use of national and brokered deposits.

                Return on average equity (operating income, excluding one-time charges) for the three months ended March 31, 2002 was 18.2%, compared to 17.8% for the same period in 2001.

                Return on average assets (operating income, excluding one-time charges) for the three months ended March 31, 2002 was 1.74%, compared to 1.61% for the same period in 2001.

Critical Accounting Policies

                The Company’s critical accounting policy relates to the allowance for loan losses.

                Allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses in the existing loan portfolio.  The allowance for loan losses is established throughout a provision for losses based on management’s evaluation of current economic conditions.  The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, management’s estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

Capital

                At March 31, 2002, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements.  The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%.  The following table reflects the Company’s and the Bank’s compliance with regulatory capital requirements at March 31, 2002.

	Company	Bank

Leverage ratio	9.51%	9.33%

Risk based capital ratios:
Tier 1 risk based capital	11.54%	11.32%
Risk-based capital	12.79%	12.58%

Loans and Allowance for Loan Losses

At March 31, 2002, loans, net of unearned income, were $836.7 million, an increase of $25.3 million or 3.11% over net loans at December 31, 2001 of $811.4 million. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state and region. Real estate-construction loans increased $17 million or 9.8% from December 31, 2001. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

The Company primarily focuses on the following loan categories: (1) commercial, (2) real estate construction, (3) real estate mortgage and (4) consumer loans. The Company’s management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in northeastern Georgia.

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses.  The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for loan losses which it believes is adequate for anticipated losses in the loan portfolio.  Based on a continuous credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s board of directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories.  These categories have also been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guidelines and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively.  By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses. Management also reviews charge-offs and recoveries on a quarterly basis to identify trends.

The Company’s risk management processes include a loan review program to evaluate the credit risk in the loan portfolio. The credit review department is independent of the loan function and reports to the Senior Vice President of Risk Management.  Through the loan review process, the Company maintains an internally criticized classified loan watch list which, along with the delinquency report of loans serves as a tool to assist management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain financial ratios, uncertain repayment sources, deterioration in underlying collateral values, or poor financial condition which may jeopardize recoverability of the debt. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss, or at least a portion of the loan may require being charged-off. Loans classified as “loss” are those loans that are in the process of being charged-off.

                For the quarter ending March 31, 2002, net charge-offs totaled $296,118 or .17% (annualized) of average loans outstanding for the period, net of unearned income, compared to $158,447 or ..13% in net charge-offs for the same period in 2001. The provision for loan losses for the quarter ending March 31, 2002 was $625,000 compared to $530,000 for the same period in 2001. The allowance for loan losses totaled $12,346,331 or 1.48% of total loans, net of unearned income at March 31, 2002, compared to $12,017,448 or 1.48% at December 31, 2001.

                The following table presents an analysis of the allowance for loan losses for the three month period ended March 31, 2002 and March 31, 2001 follows:

	Three Months Ended March 31,
	2002	2001

Balance of allowance for loan losses at beginning of period	$12,017,448	$10,907,424

Provision charged to operating expense	625,000	530,000
Charge-offs:
Commercial, financial and agricultural	14,078	2,090
Real estate — mortgage	—	17,484
Installment and other consumer	331,949	214,289
Total charge-offs	346,027	233,863
Recoveries:
Commercial, financial and agricultural	5,684	31,017
Real estate — mortgage	—	541
Installment and other consumer	44,226	43,858
Total recoveries	49,910	75,416
Net charge-offs	296,117	158,447

Balance of allowance for loan losses at end of period	$12,346,331	$11,278,977

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

Interest rate risk is managed by the asset liability committee which is composed of senior officers of the Company, in accordance with policies approved by its board of directors. The asset liability committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the asset liability committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The asset liability committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the asset liability committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. The Company’s management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates.

The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company has in the past, and may in the future utilize interest rate swaps, financial options, or financial futures contracts in order to reduce interest rate risk.

As of March 31, 2002, a $50 million notional amount interest rate floor is in place to protect the Company from further interest rate reductions.  The interest rate floor has a 12 month contract term that is tied to the 3 month London Interbank Offered Rate (LIBOR) and has a strike price of 2.0%.  The interest rate floor contract term expires during 2002.

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

Results of Operations for the Three Months Ended March 31, 2002 and 2001

                Net income for the quarter ended March 31, 2002 was $4.8 million compared to $2.7 million for the quarter ended March 31, 2001.  Operating net income, which excludes the impact of merger, expenses was $4.8 million for the quarter ended March 31, 2002, an increase of $605,980 or 14.55% over the same period in 2001.  Operating diluted earnings per share was $ .29 and $ .26 for the quarters ending March 31, 2002 and March 31, 2001, respectively.

The increase in net income, excluding merger expenses, was attributable to several factors:  interest income decreased by $3.7 million or 16.65%, interest expense decreased by $4.1 million or 39.65%, non-interest income increased by $1.1 million or 33.87% and non-interest operating expenses decreased by $0.9 million or 9.07%. The reduction in interest income and interest expense when compared to the same period in the prior year is attributable to the Federal Reserves aggressive easing of interest rates during 2001.  Average earning assets increased by $44.5 million or 4.56% and average interest bearing liabilities increased $38.0 million over the same period in 2001.  Although interest rates declined in 2001, the Company realized an increase in net interest income of $437,222 or 3.03% and was able to limit the effect of the interest rate reductions on the net interest margin. The net interest margin for the quarter ended March 31, 2002 was 4.98% compared to 4.99% for the quarter ended March 31,2001. The Company operates in the highly competitive metro Atlanta market and continues to enjoy excellent growth. Average total deposits for the quarter ended March 31, 2002, increased $39.3 million or 4.44%, over the quarter ended March 31, 2001.

PART II. — OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)                          Current report on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                            MAIN STREET BANKS, INC.

Date:	May 15, 2002	By:	/s/ Edward C. Milligan
Edward C. Milligan, President and
Chief Executive Officer

Date:	May 15, 2002	By:	/s/ Robert D. McDermott
Robert D. McDermott, Chief Financial Officer