Form 10-Q
period 2002-06-30
MAIN STREET BANKS INC /NEW/
filed 2002-08-13
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended June 30, 2002

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

Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2002 registrant had outstanding 15,986,021 shares of common stock.

MAIN STREET BANKS, INC.

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2002	December 31, 2001

Assets
Cash and due from banks	$31,046,910	$36,002,196
Interest-bearing deposits in banks	1,436,168	14,509,315
Federal funds sold and securities purchased under agreements to resell	15,684,897	60,431,897
Investment securities available for sale	227,610,228	122,447,873
Investment securities held to maturity (fair value of $741,739 and $729,102 at June 30, 2002 and December 31, 2001, respectively	687,241	686,966
Mortgage loans held for sale	4,144,673	9,193,983
Loans, net of unearned income	861,235,694	811,446,346
Allowance for loan losses	(12,746,608)	(12,017,448)
Loans, net	848,489,086	799,428,898

Premises and equipment, net	26,871,117	26,692,404
Other real estate	1,627,665	1,266,650
Accrued interest receivable	7,226,573	5,643,803
Goodwill and other intangible assets	1,477,448	705,867
Other assets	40,138,235	33,158,039
Total assets	$1,206,440,241	$1,110,167,891

Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing demand	$173,268,897	$160,675,955
Interest-bearing demand and money market	228,129,134	250,925,349
Savings	41,722,579	50,311,997
Time deposits of $100,000 or more	174,468,646	152,749,296
Other time deposits	319,967,471	293,518,204
Total deposits	937,556,727	908,180,801

Accrued interest payable	3,180,230	4,570,179
Federal Home Loan Bank advances	90,121,250	75,121,250
Federal funds purchased and securities sold under repurchase agreements	59,727,928	15,504,355
Other liabilities	4,396,808	1,669,954
Total liabilities	1,094,982,943	1,005,046,539

Shareholders’ equity
Common stock—no par value per share; 50,000,000 shares authorized; outstanding, 15,979,269 shares in 2002 and 15,621,755 in 2001	30,823,590	32,407,424
Retained earnings	81,454,710	72,018,255
Accumulated other comprehensive income	3,726,903	1,729,548
Treasury stock, at cost, 344,082 shares in 2002 and 169,082 in 2001	(4,547,905)	(1,033,875)
Total shareholders’ equity	111,457,298	105,121,352
Total liabilities and shareholders’ equity	$1,206,440,241	$1,110,167,891

See accompanying notes.

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income:
Loans, including fees	$16,922,668	$18,488,251	$33,492,601	$37,356,750
Interest on investment securities:
Taxable	2,262,347	1,964,580	3,547,696	4,203,020
Non-taxable	376,112	318,229	762,247	636,897
Federal funds sold and other short-term investments	120,424	593,774	393,382	1,404,174
Interest-bearing deposits in banks	6,705	13,970	39,116	28,532
Total interest income	19,688,256	21,378,804	38,235,042	43,629,373

Interest expense:
Interest-bearing demand and money market	573,766	1,011,118	1,214,066	2,248,639
Savings	98,997	216,807	225,267	479,202
Time deposits of $100,000 or more	1,667,606	2,410,235	3,436,784	4,895,809
Other time deposits	3,110,527	5,118,651	6,467,554	10,672,800
Federal funds purchased and securities sold under agreement to repurchase	376,678	44,064	389,640	131,557
Federal Home Loan Bank advances	390,836	691,231	764,235	1,501,843
Other interest expense	17,731	14,259	40,194	19,119
Total interest expense	6,236,141	9,506,365	12,537,740	19,948,969

Net interest income	13,452,115	11,872,439	25,697,302	23,680,404
Provision for loan losses	1,434,000	440,000	2,059,000	970,000

Net interest income after provision for loan losses	12,018,115	11,432,439	23,638,302	22,710,404

Noninterest income:
Service charges on deposit accounts	1,767,453	1,464,039	3,290,559	2,775,711
Investment securities gains	—	18,536	—	22,191
Gain on sales of assets	59,639	1,382	60,139	47,158
Gain on sales of loans	84,111	75,178	380,892	316,926
Other income	2,718,473	1,730,230	5,142,675	3,348,165
Total noninterest income	4,629,676	3,289,365	8,874,265	6,510,151

Noninterest expense:
Salaries and other compensation	4,753,499	3,780,083	9,264,673	7,884,647
Employee benefits	655,496	591,135	1,509,765	1,267,850
Net occupancy and equipment expense	1,306,706	1,223,334	2,484,503	2,401,628
Professional services	359,192	537,765	653,943	915,072
Regulatory agency assessments	53,898	85,703	113,049	160,080
Amortization of intangible assets	33,600	59,917	67,200	119,834
Merger expense	—	861,651	—	2,560,625
Other expense	2,210,445	2,100,156	4,342,616	3,947,188
Total noninterest expense	9,372,836	9,239,744	18,435,749	19,256,924

Income before income taxes	7,274,955	5,482,060	14,076,818	9,963,631
Income tax expense	2,268,561	1,701,388	4,300,819	3,524,118
Net income	$5,006,394	$3,780,672	$9,775,999	$6,439,513

Earnings per share:
Basic	$.32	$.24	$.63	$.41
Diluted	$.31	$.23	$.61	$.40

Dividends declared per share	$.105	$.09	$.21	$.18

Weighted average common shares outstanding:
Basic	15,586,254	15,634,599	15,558,280	15,618,595
Diluted	16,145,163	16,103,230	16,089,642	16,053,033

See accompanying notes.

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended June 30,

Six Months Ended June 30,

	2002	2001	2002	2001

Net income	$5,006,394	$3,780,672	$9,775,999	$6,439,513

Other comprehensive income, net of tax

Unrealized gains on securities available for sale	539,077	182,023	1,318,254	1,553,055
Less reclassification adjustment for net (gains) included in net income	(31,603)	(12,234)	(52,715)	(14,646)

Comprehensive income	$5,513,869	$3,950,461	$11,041,538	$7,977,922

See accompanying notes.

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net income	$9,775,999	$6,439,513
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,059,000	970,000
Depreciation and amortization of premises and equipment	1,137,435	1,103,478
Amortization of intangible assets	67,200	119,834
(Gain) loss on sales of other real estate	(57,036)	27,661
Investment securities gains	—	(22,191)
Net amortization (accretion) of investment securities	134,035	(432,519)
Net accretion of loans purchased	(16,285)	(19,682)
(Gain) loss on sales of premises and equipment	(3,130)	2,842
Net decrease (increase) in mortgage loans held for sale	5,049,310	(5,195,030)
Gains on sales of mortgage loans	(325,344)	(282,617)
Gain on sales of loans	(380,892)	(316,926)
Deferred income tax expense (benefit)	(758,248)	584,441
Deferred net loan fees	(27,129)	(409,148)
Vesting in restricted stock award plan	255,606	252,482
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,582,770)	792,670
Increase in accrued interest payable	(1,389,949)	(37,953)
Other	(560,145)	275,445
Net cash provided by operating activities	13,377,684	3,852,300

Investing activities
Purchases of investment securities available for sale	(125,995,591)	(21,449,629)
Purchases of other investments	(750,000)	—
Maturities and calls of investment securities available for sale	18,810,466	50,997,381
Proceeds from sales of investment securities available for sale	—	1,104,250
Net increase in loans funded	(49,369,684)	(32,397,438)
Purchases of premises and equipment	(1,735,370)	(1,399,215)
Proceeds from sales of premises and equipment	45,066	340,336
Proceeds from sales of other real estate	646,172	1,815,426
Business combinations, net of cash acquired	(300,000)	—
Net cash used in investing activities	(158,648,941)	(988,889)

Financing activities
Net (decrease) increase in demand and savings accounts	(18,792,691)	27,332,950
Increase (decrease) in time deposits	48,168,617	(21,594,256)
Increase (decrease) in federal funds purchased	44,223,573	(26,456,846)
Net increase (decrease) in Federal Home Loan Bank advances	15,000,000	(6,500)
Dividends paid	(3,303,007)	(2,701,425)
Proceeds from the issuance of common stock	713,362	460,451
Proceeds from the issuance of common stock	(3,514,030)	—
Net cash provided by (used in) financing activities	82,495,824	(22,965,626)
Net decrease in cash and cash equivalents	(62,775,433)	(20,102,215)
Cash and cash equivalents at beginning of year	110,943,408	129,397,609
Cash and cash equivalents at end of year	$48,167,975	$109,295,394
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$12,537,740	$19,986,649
Income taxes, net	3,900,000	650,000
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$1,297,082	$543,817
Transfer of investment securities from held to maturity to available for sale	$—	$17,851,829

See accompanying notes.

MAIN STREET BANKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2002

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

The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Current Report Annual Report on Form 10-K.

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

NOTE 3.        CURRENT ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”).  Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets will continue to be amortized over their useful lives.  The adoption of this statement did not have a material financial impact on the Company’s financial position or results of operations.  The adoption of Statement 142 resulted in the company reducing amortization expense by $26,317 and $52,634 for the three and six months ended June 30, 2002, respectively.

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

NOTE 4.        EARNINGS PER COMMON SHARE

The computation of diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Basic and diluted net income	$5,006,394	$3,780,672	$9,775,999	$6,439,513

Basic weighted average shares	15,586,254	15,634,599	15,558,280	15,618,595
Effect of Employee Stock Options	558,909	468,631	531,362	434,438
Diluted weighted average shares	16,145,163	16,103,230	16,089,642	16,053,033

Diluted earnings per share	$.31	$.23	$.61	$.40

NOTE 5.        LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees.  Interest is accrued only if deemed collectible.  The following table represents the composition of the Company’s loan portfolio:

	June 30, 2002	December 31, 2001
	(Dollars in thousands)

Commercial	$69,458	$68,320
Construction	199,899	173,464
Residential mortgage	167,333	152,226
Real estate – other	381,782	366,003
Consumer	44,294	53,075
Total loans	862,766	813,088
Less:
Net deferred loan fees	(1,530)	(1,642)
Allowance for loan losses	(12,747)	(12,017)

Net loans	$848,489	$799,429

ITEM 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at June 30, 2002 as compared to December 31, 2001 and operating results for the three month and six month periods ended June 30, 2002. These comments should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Overview

The Company’s total assets have increased $96.3 million or 8.67% since December 2001.  Federal funds sold decreased $44.7 million primarily due to the purchase of investment securities and an increase in loan demand.  Loans have increased 6.14% or $49.8 million since December 2001.  The investment portfolio has increased $105.2 million due to the use of federal funds sold to purchase additional securities. Total deposits have increased by 3.23% or $29.4 million due to an ongoing deposit campaign and limited use of brokered and national deposits.

Return on average equity for the three months and six months ended June 30, 2002 was 18.5% and 18.3% on average equity of $108.7 million and $107.5 million, respectively.  This compares to 17.6% and 17.7% on average equity of $98.1 million and $96.6 million respectively, for the same periods in 2001, excluding merger related expenses.

Return on average assets for the three months and six months ended June 30, 2002 was 1.71% and 1.72%, respectively.  This compares to 1.66% and 1.64%, respectively for the same periods in 2001, excluding merger related expenses.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of generally accepted accounting principles of the United States in the preparation of the Company’s financial statements.  Certain accounting policies involve significant judgments and assumptions on the part of management that can have a material impact on the carrying value of assets and liabilities.  Management considers such accounting policies to be critical accounting policies.  The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant use of estimates and assumptions in the preparation of its condensed consolidated financial statements.

Allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses in the existing loan portfolio.  The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions.  The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, management’s estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

Capital

At June 30, 2002, the capital ratios of the Company and Main Street Bank (the Bank) were adequate based on regulatory minimum capital requirements.  The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%.  The following table reflects the Company’s and the Bank’s compliance with regulatory capital requirements at June 30, 2002.

	Company	Bank

Leverage ratio	9.12%	8.92%

Risk based capital ratios:
Tier 1 risk based capital	11.68%	11.44%
Risk-based capital	12.94%	12.69%

Loans and Allowance for Loan Losses

At June 30, 2002, loans, net of unearned income, were $861.2 million, an increase of $49.8 million or 6.14% over net loans at December 31, 2001 of $811.4 million. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state and region. Real estate-construction loans increased $26.4 million or 15.24% from December 31, 2001. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

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

The Company’s risk management processes include a loan review program to evaluate the credit risk in the loan portfolio. The credit review department is independent of the loan function and reports to the Executive Vice President of Risk Management.  Through the loan review process, the Company maintains an internally criticized classified loan watch list which, along with the delinquency report of loans, serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain financial ratios, uncertain repayment sources, deterioration in underlying collateral values, or poor financial condition which may jeopardize recoverability of the debt. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss, or at least a portion of the loan may require being charged-off.  Loans classified as “loss” are those loans that are in the process of being charged-off.

For the six month period ending June 30, 2002, net charge-offs totaled $1,329,840 or .32% (annualized) of average loans outstanding for the period, net of unearned income, compared to $460,813 or ..12% in net charge-offs for the same period in 2001. The increase in the net charge-offs was largely related to the Company’s decision to exit the receivables financing line of business.  The provision for loan losses for the six months ended June 30, 2002 was $2,059,000 compared to $970,000 for the same period in 2001. The allowance for loan losses totaled $12,746,608 or 1.48% of total loans, net of unearned income at June 30, 2002, compared to $12,017,448 or 1.48% at December 31, 2001.

The following table presents an analysis of the allowance for loan losses for the six month period ended June 30, 2002 and June 30, 2001 follows:

	Six Months Ended June 30,
	2002	2001

Balance of allowance for loan losses at beginning of period	$12,017,448	$10,907,424

Provision charged to operating expense	2,059,000	970,000
Charge-offs:
Commercial, financial and agricultural	578,957	147,174
Real estate – construction and land development	134,941	11,107
Real estate – mortgage	—	40,793
Installment and other consumer	752,727	465,417
Total charge-offs	$1,466,625	$664,491
Recoveries:
Commercial, financial and agricultural	8,584	21,832
Real estate – construction and land development	2,929	—
Real estate – mortgage	—	20,836
Installment and other consumer	125,272	161,010
Total recoveries	$136,785	$203,678
Net charge-offs	$1,329,840	$460,813

Balance of allowance for loan losses at end of period	$12,746,608	$11,416,611

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

As of June 30, 2002, a $50 million notional amount interest rate floor is in place to protect the Company from further interest rate reductions.  The interest rate floor has a 12 month contract term that is tied to the 3 month London Interbank Offered Rate (LIBOR) and has a strike price of 2.0%.  The interest rate floor contract term expires during 2002.

The Company also as of June 30, 2002 has entered into an interest rate swap transaction.  The swap has a declining notional amount $50 million in year one, $35 million in year two, and $20 million in year three.  The entire swap matures during 2004.  The Company will receive a fixed rate and pay prime.  The Company had a $535,000 unrealized gain as of June 30, 2002 related to the swap transaction.

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

Results of Operations for the Three Months Ended June 30, 2002 and 2001

Interest Income

Interest income for the three months ended June 30, 2002 was $19.7 million, a decrease of $1.7 million, or 7.9% compared to $21.4 million for the same period in 2001.  Interest and fees on loans decreased $1.6 million to $16.9 million for the three months ended June 30, 2002 compared to $18.5 million for the same period ending June 30, 2001.  The decrease is mainly attributable to the Federal Reserve’s aggressive interest rate reductions during 2001.  Interest on federal funds sold decreased $473,350 or 79.72%.  This was due to the Company’s decision to use the funds to purchase investment securities to earn a higher yield.   Average earning assets for the three month period increased $107.8 million to $1,080.3 million as of June 30, 2002 compared to $972.5 million as of June 30, 2001.   Yield on average earning assets decreased 151 basis points to 7.31% from 8.82 % for the quarter ended June 30, 2002 and 2001, respectively.

Interest Expense

Interest expense on deposits and other borrowings for the three months ended June 30, 2002 was $6.2 million, a $3.3 million, or 34.4% decrease from June 30, 2001.  The decrease was attributable to the yield on average interest bearing liabilities decreasing to 2.82% from 4.84% as of June 30, 2002 and June 30, 2001, respectively.  Average interest bearing liabilities increased $99.0 million to $886.5 million for the three months ended June 30, 2002 compared to $787.6 for the three months ended June 30, 2001.   The decrease was also attributable to the Company refinancing its Federal Home Loan Bank borrowings to take advantage of the Federal Reserve’s aggressive interest rate reductions.

Net Interest Income

Net interest income for the three months ended June 30, 2002 increased $1.6 million, or 13.31% to $13.5 million compared to $11.9 million for the same period ending June 30, 2001.  The increase was mainly attributable to the Company’s ability to manage the effects of the Federal Reserve’s aggressive rate reductions.  The Company’s net interest margin increased to 5.10% for the three months ended June 30, 2002 compared to 4.99% as of June 30, 2001.

Provision for Loan Losses

The provision for loan losses was $1.4 million for the three months ended June 30, 2002 as compared to $0.4 million for the three months ended June 30, 2001.  The increase in the provision for loan losses was attributable to the Company’s decision to exit the receivables financing line of business.  Although no assurance is given, management believes that the present allowance for loan losses is adequate considering the Company’s historical loss experience.

Noninterest Income

Noninterest income was $4.6 million for the three months ended June 30, 2002, an increase of $1.3 million, or 40.75% compared to $3.3 million as of the three months ended June 30, 2001.  The components of the increase were service charges on deposit accounts and bank owned life insurance.  Service charges on deposit accounts increased $0.3 million, or 20.72% to $1.8 million from $1.5 million for the three months ended June 30, 2002 and 2001, respectively.  The Company also received $0.4 million related to the bank owned life insurance that was not in place during 2001.

Noninterest Expense

Noninterest expense increased $0.1 million or 1.44% to $9.4 million from $9.2 million for the three months ended June 30, 2002 and 2001, respectively.  The increase was mainly attributable to hiring of additional personnel required to accommodate the Company’s growth.  Salaries and employee benefits were $5.4 million, an increase of $1.0 million, or 23.74% from the three months ended June 30, 2001.  The Company’s efficiency ratio (excluding merger and other one time expenses) was 51.1% for the three months ended June 30, 2002 compared to 54.5% for the three months ended June 30, 2001.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses.  For the three months ended June 30, 2002, the provision for taxes was $2.3 million, an increase of $567,173 from the $1.7 million provided for in the same period in 2001.  The effective tax rate for the three months ended June 30, 2002 was 31.18% compared to 31.04% for the same period in 2001.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

Interest Income

Interest income for the six months ended June 30, 2002 was $38.2 million, a decrease of $5.4 million, or 12.36% compared to $43.6 million for the six months ended June 30, 2001.  Interest and fees on loans decreased $3.9 million to $33.5 million for the six months ended June 30, 2002 compared to $37.4 million for the same period in 2001.  Interest on investment securities decreased $529,974 to $4.3 million from $4.8 million for the six months ended June 30, 2002 and 2001, respectively.  The decrease is mainly attributable to the Federal Reserve’s aggressive interest rate reductions during 2001.  Average earning assets increased $74.9 million to $1,049.6 million for the six months ended June 30, 2002 compared to $974.7 million for the same period ended June 30, 2001.   Yield on average earning assets decreased 168 basis points to 7.35% from 9.03 % for the six months ended June 30, 2002 and 2001, respectively.

Interest Expense

Interest expense on deposits and other borrowings for the six months ended June 30, 2002 was $12.5 million, a $7.4 million, or 37.15% decrease from the same period ending June 30, 2001.  The decrease was attributable to the yield on average interest bearing liabilities decreasing to 2.92% from 5.05% for the six months ended June 30, 2002 and June 30, 2001, respectively.  Average interest bearing liabilities increased $68.7 million to $864.5 million for the six months ended June 30, 2002 compared to $795.9 for the six months ended June 30, 2001.   The decrease was also attributable to the Company refinancing its Federal Home Loan Bank borrowings to take advantage of the Federal Reserve’s aggressive interest rate reductions.

Net Interest Income

Net interest income for the six months ended June 30, 2002 increased $2.0 million, or 8.52% to $25.7 million compared to $23.7 million for the same period ending June 30, 2001.  The increase was mainly attributable to the Company’s ability to manage the effects of the Federal Reserve’s aggressive rate reductions.  The Company’s net interest margin increased to 5.03% for the six months ended June 30, 2002 compared to 4.99% as of June 30, 2001.

Provision for Loan Losses

The provision for loan losses was $2.1 million for the six months ended June 30, 2002 as compared to $1.0 million for the same period ending June 30, 2001.  The increase was attributable to the Company’s decision to exit the receivables financing line of business and the increase in loan demand.  Although no assurance is given, management believes that the present allowance for loan losses is adequate considering the Company’s historical loss experience.

Noninterest Income

Noninterest income was $8.9 million for the six months ended June 30, 2002, an increase of $2.4 million, or 37.37% compared to $6.5 million for the six months ended June 30, 2001.  The components of the increase were service charges on deposit accounts and bank owned life insurance.  Service charges on deposit accounts increased $0.5 million, or 18.55% to $3.3 million from $2.8 million for the six months ended June 30, 2002 and 2001, respectively.  The Company also received $0.9 million related to the bank owned life insurance that was not in place during 2001.

Noninterest Expense

Noninterest expense decreased $0.8 million or 4.02% to $18.4 million from $19.2 million for the six months ended June 30, 2002 and 2001, respectively.  The decrease from the prior year was mainly attributable to the inclusion of merger related expenses in the prior year.  Excluding merger related expenses, noninterest expense increased $1.7 million.  The increase was mainly attributable to hiring of additional personnel required to accommodate the Company’s growth.  Salaries and employee benefits were $10.8 million an increase of $1.6 million, or 17.72% from the six months ended June 30, 2001.  The Company’s efficiency ratio, excluding 2001 merger related expenses, was 52.6% for the six months ended June 30, 2002 compared to 54.6% for the six months ended June 30, 2001.

Income Taxes

Income tax expense includes the regular federal income tax at the statutory rate, plus the income taxes related to the State of Georgia income tax.  The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses.  For the six months ended June 30, 2002, the provision for taxes was $4.3 million, an increase of $0.8 million from the $3.5 million provided for in the same period in 2001.  The effective tax rate for the six months ended June 30, 2002 was 30.55% compared to 35.37% for the same period in 2001.

PART II. – OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 8, 2002, the following individuals were elected to serve as Class II Directors for three-year terms expiring at the 2005 Annual Meeting of Shareholders:

	Votes For	Votes Against	Votes Withheld
Eugene L. Argo	13,496,552	0	23,602
Frank B. Turner	13,496,552	0	23,602

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)                          The following are filed with or incorporated by reference into this report

Exhibit No.	Description
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

10.1

Registrant’s 1994 Substitute Incentive Stock Option Plan for The Westside Bank & Trust Company’s Incentive Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-97300) (incorporated by reference)

10.2	Form of Registrant’s 1994 Incentive Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-97300) (incorporated by reference)

10.3	Registrant’s 1995 Directors Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-81053) (incorporated by reference)

10.4	Form of Registrant’s 1995 Directors Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-81053) (incorporated by reference)

10.5	Registrant’s 1996 Substitute Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-15069) (incorporated by reference)

10.6	Form of Registrant’s 1996 Substitute Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-15069) (incorporated by reference)

10.7	Registrant’s 1997 Directors Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-56473) (incorporated by reference)

10.8	Form of Registrant’s 1997 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-56473) (incorporated by reference)

10.9	Registrant’s 1997 Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-74555) (incorporated by reference)

10.10	Form of Registrant’s 1997 Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-74555) (incorporated by reference)

10.11	Registrant’s 1999 Directors Stock Option Plan included as Appendix B to the Joint Proxy Statement/Prospectus set forth in Part I of the Registration Statement

10.12	Form of Registrant’s 1999 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-88645) (incorporated by reference)

10.13	Registrant’s 2000 Directors Stock Option Plan files as Exhibit 4.1 to Form S-8 (File No. 333-49436) (incorporated by reference)

10.14	Form of Registrant’s 2000 Director’s Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-49436) (incorporated by reference)

10.15	Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan filed as Exhibit 4.1 to Form S8 (File No. 33365188) (incorporated by reference)

10.15	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Incentive Plan Option Agreement filed as Exhibit 4.2 to File S-8 (File No. 333-65188) (incorporated by reference)

10.17	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Restricted Stock Grant Agreement filed as Exhibit 4.3 to Form S-8 (File No. 333-65188)

10.18	Employment Agreement dated May 24, 2000 between Registrant and Edward C. Milligan (incorporated by referenced to Exhibit 10.13 to Registration Statement No. 333-50762 on Form S-4)

10.19	Employment Agreement dated May 24, 2000 between the Registrant and Robert R. Fowler, III (incorporated by referenced to Exhibit 10.14 to Registration Statement No. 333-50762 on Form S-4)

10.20	Employment Agreement dated May 24, 2000 between the Registrant and Sam B. Hay (incorporated by referenced to Exhibit 10.15 to Registration Statement No. 333-50762 on Form S-4)

10.21	Employment Agreement dated September 17, 2001 between the Registrant and Robert D. McDermott filed as Exhibit 10.21 to Form 10-K (File No. 000-25128) (incorporated by reference)

10.22	Employment Agreement dated April 23, 2002 between the Registrant and Max S. Crowe

21

The sole subsidiaries of the Registrant are Main Street Bank (Ga.) and Williamson, Musselwhite & The Company Insurance, Inc. (Ga.) and Main Street Bank has two subsidiaries, MSB Holdings, Inc. (Del.) and MSB Investments, Inc. (Ga.)

99.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxly Act

(b)                           Reports on Form 8K

The Company filed a Form 8-K on April 12, 2002 announcing a stock repurchase program.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

Date: August 13, 2002	By:	/s/ Edward C. Milligan
Edward C. Milligan, President and Chief Executive Officer

Date: August 13, 2002	By:	/s/ Robert D. McDermott
Robert D. McDermott, Chief Financial Officer