Form 10-Q
period 2002-09-30
MAIN STREET BANKS INC /NEW/
filed 2002-11-14
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended September 30, 2002

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

Yes  ☒  No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2002 registrant had outstanding 16,019,874 shares of common stock.

MAIN STREET BANKS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2002 (unaudited) and December 31, 2001	2

	Condensed Consolidated Statements of Income (unaudited) Three Months Ended September 30, 2002 and 2001 and Nine Months Ended September 30, 2002 and 2001	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited) Three Months Ended September 30, 2002 and 2001 and Nine Months Ended September 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 5.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K	16-18

	Signatures	19

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and due from banks	$63,599,884	$36,002,196
Interest-bearing deposits in banks	1,271,296	14,509,315
Federal funds sold and securities purchased under agreements to resell	28,345,897	60,431,897
Investment securities available for sale	216,610,155	122,447,873
Investment securities held to maturity (fair value of $756,253 and $729,102 at September 30, 2002 and December 31, 2001, respectively)	687,417	686,966
Mortgage loans held for sale	12,751,028	9,193,983
Loans, net of unearned income	860,297,666	811,446,346
Allowance for loan losses	(12,684,649)	(12,017,448)
Loans, net	847,613,017	799,428,898

Premises and equipment, net	27,873,737	26,692,404
Other real estate	2,271,881	1,266,650
Accrued interest receivable	7,406,373	5,643,803
Goodwill and other intangible assets	1,757,109	705,867
Other assets	40,114,829	33,158,039
Total assets	$1,250,302,623	$1,110,167,891

Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing demand	$183,416,645	$160,675,955
Interest-bearing demand and money market	297,426,699	250,925,349
Savings	43,858,654	50,311,997
Time deposits of $100,000 or more	171,063,638	152,749,296
Other time deposits	322,986,604	293,518,204
Total deposits	1,018,752,240	908,180,801

Accrued interest payable	3,234,028	4,570,179
Federal Home Loan Bank advances	50,000,000	75,121,250
Federal funds purchased and securities sold under repurchase agreements	56,349,937	15,504,355
Other liabilities	5,309,564	1,669,954
Total liabilities	1,133,645,769	1,005,046,539

Shareholders’ equity
Common stock—no par value per share; 50,000,000 shares authorized; outstanding, 15,979,634 and 15,621,755 at September 30,2002 and December 31, 2001, respectively	30,672,959	32,407,424
Retained earnings	85,018,306	72,018,255
Accumulated other comprehensive income	6,189,660	1,729,548
Treasury stock, at cost, 379,682 shares and 169,082 shares at September 30, 2002 and December 31, 2001, respectively	(5,224,071)	(1,033,875)
Total shareholders’ equity	116,656,854	105,121,352
Total liabilities and shareholders’ equity	$1,250,302,623	$1,110,167,891

See accompanying notes.

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income:
Loans, including fees	$17,361,867	$18,445,983	$50,854,468	$55,802,733
Interest on investment securities:
Taxable	2,045,049	1,750,869	5,592,745	5,953,890
Non-taxable	449,463	319,240	1,211,710	956,136
Federal funds sold and other short-term investments	56,020	449,847	449,402	1,854,021
Interest-bearing deposits in banks	9,696	83,194	48,812	111,726
Total interest income	19,922,095	21,049,133	58,157,137	64,678,506

Interest expense:
Interest-bearing demand and money market	701,464	1,044,362	1,915,530	3,293,001
Savings	97,617	191,401	322,884	670,603
Time deposits of $100,000 or more	1,548,606	2,181,652	4,985,390	7,077,471
Other time deposits	2,818,137	4,357,388	9,285,691	15,030,188
Federal funds purchased and securities sold under agreements to repurchase	483,437	42,169	873,077	173,726
Federal Home Loan Bank advances	326,882	484,387	1,091,117	1,986,220
Other interest expense	17,730	18,940	57,924	38,059
Total interest expense	5,993,873	8,320,299	18,531,613	28,269,268

Net interest income	13,928,222	12,728,834	39,625,524	36,409,238
Provision for loan losses	217,000	562,000	2,276,000	1,532,000

Net interest income after provision for loan losses	13,711,222	12,166,834	37,349,524	34,877,238

Noninterest income:
Service charges on deposit accounts	1,848,215	1,544,847	5,138,774	4,320,558
Investment securities gains	—	—	—	22,191
Gain (loss) on sales of assets	(80,235)	13,066	(20,096)	10,224
Gain on sales of loans	124,659	90,756	505,551	407,682
Other income	3,425,480	2,008,008	8,568,155	5,356,173
Total noninterest income	5,318,119	3,656,677	14,192,384	10,116,828

Noninterest expense:
Salaries and other compensation	5,510,648	4,416,260	14,775,321	12,300,907
Employee benefits	820,555	732,680	2,330,320	2,000,530
Net occupancy and equipment expense	1,406,481	1,227,894	3,890,984	3,629,522
Professional services	1,070,022	359,297	1,723,965	1,274,369
Regulatory agency assessments	81,782	60,824	194,831	220,904
Amortization of intangible assets	56,475	59,916	123,675	179,750
Merger expense	—	—	—	2,510,625
Other expense	2,592,904	2,040,885	6,935,520	5,988,073
Total noninterest expense	11,538,867	8,897,756	29,974,616	28,104,680

Income before income taxes	7,490,474	6,925,755	21,567,292	16,889,386
Income tax expense	2,274,784	2,392,434	6,575,603	5,916,552
Net income	$5,215,690	$4,533,321	$14,991,689	$10,972,834

Earnings per share:
Basic	$.33	$.29	$.96	$.70
Diluted	$.32	$.28	$.93	$.68

Dividends declared per share	$.105	$.09	$.315	$.27

Weighted average common shares outstanding:
Basic	15,716,848	15,648,336	15,667,429	15,628,618
Diluted	16,218,286	16,178,030	16,187,355	16,098,382

See accompanying notes.

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended September 30,

Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$5,215,690	$4,533,321	$14,991,689	$10,972,834

Other comprehensive income, net of tax

Unrealized gains on securities available for sale	1,751,395	1,379,812	3,069,649	2,918,221
Unrealized gain on derivative transaction	1,400,000	—	1,400,000	—
Unrealized loss on interest rate swap transaction	—	—	(9,537)	—

Comprehensive income	$8,367,085	$5,913,133	$19,451,801	$13,891,055

See accompanying notes.

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net income	$14,991,689	$10,972,834
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,276,000	1,532,000
Depreciation and amortization of premises and equipment	1,787,502	1,631,725
Amortization of intangible assets	123,675	179,750
Loss on sales of other real estate	7,364	27,661
Investment securities gains	—	(22,191)
Net amortization (accretion) of investment securities	439,903	(503,793)
Net accretion of loans purchased	(52,215)	(44,655)
(Gain) loss on sales of premises and equipment	12,733	(10,224)
Net increase in mortgage loans held for sale	(3,557,045)	(5,917,838)
Gains on sales of mortgage loans	(574,813)	(469,968)
Gain on sales of loans	(505,551)	(407,682)
Deferred income tax expense (benefit)	(1,581,334)	1,196,345
Deferred net loan fees	40,694	159,388
Vesting in restricted stock award plan	370,926	369,683
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,762,570)	692,540
Decrease in accrued interest payable	(1,336,151)	(414,892)
Other	(84,854)	(143,074)
Net cash provided by operating activities	10,595,953	8,827,609

Investing activities
Purchases of investment securities available for sale	(125,995,591)	(31,506,988)
Purchases of other investments	(750,000)	—
Maturities and calls of investment securities available for sale	30,387,822	69,583,744
Proceeds from sales of investment securities available for sale	—	1,104,250
Net increase in loans funded	(48,161,718)	(64,145,388)
Purchases of premises and equipment	(2,764,912)	(2,283,988)
Proceeds from sales of premises and equipment	45,066	407,267
Proceeds from sales of other real estate	1,312,496	1,863,427
Improvements to other real estate	—	(35,776)
Business combinations, net of cash acquired	(300,000)	—
Net cash used in investing activities	(146,226,834)	(25,013,452)

Financing activities
Net increase in demand and savings accounts	62,788,697	60,918,679
Increase (decrease) in time deposits	47,782,742	(39,865,040)
Increase (decrease) in federal funds purchased	40,845,582	(26,389,495)
Net decrease in Federal Home Loan Bank advances	(25,121,250)	(6,250)
Dividends paid	(4,955,101)	(4,109,463)
Proceeds from the issuance of common stock	753,076	508,294
Payments to repurchase common stock	(4,189,196)	—
Net cash provided by (used in) financing activities	117,904,550	(8,943,275)
Net decrease in cash and cash equivalents	(17,726,331)	(25,129,118)
Cash and cash equivalents at beginning of year	110,943,408	129,397,609
Cash and cash equivalents at end of year	$93,217,077	$104,268,491
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$15,297,586	$28,684,159
Income taxes, net	6,600,000	650,000
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$3,098,739	$894,257
Transfer of investment securities from held to maturity to available for sale	$—	$17,851,829

See accompanying notes.

MAIN STREET BANKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2002

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

The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Current Annual Report on Form 10-K.

NOTE 2.        BUSINESS COMBINATION

On January 25, 2001, the Company completed a business combination with Walton Bank and Trust Company (“Walton”) by exchanging 2.752 shares of its common stock for each share of Walton outstanding common stock.  The combination was accounted for as a pooling of interests.

 On July 17, 2002, the Company executed a definitive merger agreement with First National Bank of Johns Creek of Suwanee, Georgia (“FNB Johns Creek”).  The merger is subject to FNB Johns Creek shareholder approval.  The shareholder vote is scheduled to occur on November 20, 2002 and if approved the merger would be consummated by November 30,2002.  In the merger, each share of FNB Johns Creek common stock outstanding on the effective date of the merger will be converted into either 1.1823 shares of Main Street common stock or $24 in cash at the election of the shareholder subject to the condition that a total amount of cash of $10,712,000 shall be paid to all shareholders.  The merger will be accounted for under the purchase method of accounting.

NOTE 3.        CURRENT ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board (‘FASB”) issued FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”).  Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets will continue to be amortized over their useful lives.  The adoption of this statement did not have a material financial impact on the Company’s financial position or results of operations.  The adoption of Statement 142 resulted in the company reducing amortization expense by $26,317 and $78,951 for the three and nine months ended September 30, 2002, respectively.  The Company will complete an impairment test annually and will record the appropriate charges if any impairment in value is indicated.

In October 2001, the FASB issued FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), effective for fiscal years beginning after December 15, 2001 and applied prospectively.  Statement 144 superceded Statement 121 and APB 30.  Statement 144 retains the fundamental provisions of Statement 121 related to the recognition and measurement of long-lived assets.  Statement 144 provides more guidance on estimating cash flows when performing a recoverability test.  Furthermore, Statement 144 requires that operating losses from a “component of an entity” would be recognized in the period in which they occur rather than as of the measurement date as presently required by APB 30.  The adoption of this statement did not have a material financial impact on the Company’s financial position or results of operations.

In June 2002, FASB issued FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management’s commitment to an exit plan. Under Statement No. 146, management’s commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Company.

In October 2002, the FASB issued FASB Statement No. 147, “Acquisitions of Certain Financial Institutions”. This Statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”. The provisions of Statement No. 147 are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Statement is not expected to have a material impact on the results of operations or financial condition of the Company.

NOTE 4.        EARNINGS PER COMMON SHARE

The computation of diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Basic and diluted net income	$5,215,690	$4,533,321	$14,991,689	$10,972,834

Basic weighted average shares	15,716,848	15,648,336	15,667,429	15,628,618
Effect of Employee Stock Options	501,438	529,694	519,926	469,764
Diluted weighted average shares	16,218,286	16,178,030	16,187,355	16,098,382

Diluted earnings per share	$.32	$.28	$.93	$.68

NOTE 5.        LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees.  Interest is accrued only if deemed collectible.  The following table represents the composition of the Company’s loan portfolio:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)

Commercial	$65,595	$68,320
Construction	205,178	173,464
Residential mortgage	173,119	152,226
Real estate – other	374,385	366,003
Consumer	43,459	53,075
Total loans	861,736	813,088
Less:
Net deferred loan fees	(1,438)	(1,642)
Allowance for loan losses	(12,685)	(12,017)

Net loans	$847,613	$799,429

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at September 30, 2002 as compared to December 31, 2001 and operating results for the three month and nine month periods ended September 30, 2002 as compared to the three and nine month periods ended September 30, 2001. These comments should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Overview

The Company’s total assets have increased $140.1 million or 12.62% since December 2001.  Federal funds sold decreased $32.1 million primarily due to the purchase of investment securities and an increase in loan demand.  Loans have increased 6.02% or $48.9 million since December 2001.  The investment portfolio has increased $94.2 million due to the purchase of additional securities. Total deposits have increased by 12.18% or $110.6 million due to an ongoing deposit campaign, limited use of brokered and national deposits, and seasonal public funds.

Return on average equity for the three months and nine months ended September 30, 2002 was 18.2% and 18.3% on average equity of $113.5 million and $109.5 million, respectively.  This compares to 17.8% and 17.7% on average equity of $101.1 million and $98.1 million respectively, for the same periods in 2001, excluding merger related expenses.

Return on average assets for the three months and nine months ended September 30, 2002 was 1.72% and 1.72%, respectively.  This compares to 1.71% and 1.66%, respectively for the same periods in 2001, excluding merger related expenses.

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

The allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses in the existing loan portfolio.  The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions.  The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, management’s estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

Capital

At September 30, 2002, the capital ratios of the Company and Main Street Bank (the “Bank”) were adequate based on regulatory minimum capital requirements.  The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%.  The following table reflects the Company’s and the Bank’s compliance with regulatory capital requirements at September 30, 2002.

	Company	Bank

Leverage ratio	9.16%	8.96%

Risk based capital ratios:
Tier 1 risk based capital	11.48%	11.23%
Risk-based capital	12.73%	12.48%

Loans and Allowance for Loan Losses

At September 30, 2002, loans, net of unearned income, were $860.3 million, an increase of $48.9 million or 6.02% over net loans at December 31, 2001 of $811.4 million. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state and region. Real estate-construction loans increased $31.7 million or 18.28% from December 31, 2001 and residential mortgages increased $20.9 million or 13.72% from December 31, 2001. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

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

For the nine month period ending September 30, 2002, net charge-offs totaled $1,608,799 or .25% (annualized) of average loans outstanding for the period, net of unearned income, compared to $627,966 or ..11% in net charge-offs for the same period in 2001. The increase in the net charge-offs was related to the Company’s decision to exit the receivables financing line of business.  The provision for loan losses for the nine months ended September 30, 2002 was $2,276,000 compared to $1,532,000 for the same period in 2001. The allowance for loan losses totaled $12,684,649 or 1.48% of total loans, net of unearned income at September 30, 2002, compared to $12,017,448 or 1.48% at December 31, 2001.

The following table presents an analysis of the allowance for loan losses for the nine month period ended September 30, 2002 and September 30, 2001 follows:

	Nine Months Ended September 30,
	2002	2001

Balance of allowance for loan losses at beginning of period	$12,017,448	$10,907,424

Provision charged to operating expense	2,276,000	1,532,000
Charge-offs:
Commercial, financial and agricultural	644,066	162,047
Real estate – construction and land development	252,592	11,107
Real estate – mortgage	—	56,156
Installment and other consumer	883,689	671,502
Total charge-offs	$1,780,347	$900,812
Recoveries:
Commercial, financial and agricultural	14,672	100,471
Real estate – construction and land development	3,081	—
Real estate – mortgage	—	21,731
Installment and other consumer	153,795	150,644
Total recoveries	$171,548	$272,846
Net charge-offs	$1,608,799	$627,966

Balance of allowance for loan losses at end of period	$12,684,649	$11,811,458

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

As of September 30, 2002, a $50 million notional amount interest rate floor is in place to protect the Company from further interest rate reductions.  The interest rate floor has a 12 month contract term that is tied to the 3 month London Interbank Offered Rate (LIBOR) and has a strike price of 2.0%.  The interest rate floor contract term expires during 2002.

As of September 30, 2002, the Company had entered into one interest rate swap transaction.  The swap has a declining notional amount $50 million in year one, $35 million in year two, and $20 million in year three.  The entire swap matures during 2005.  The Company will receive a fixed rate and pay prime.  The Company had a $1.4 million unrealized gain as of September 30, 2002 related to the swap transaction.

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

Results of Operations for the Three Months Ended September 30, 2002 and 2001

Interest Income

Interest income for the three months ended September 30, 2002 was $19.9 million, a decrease of $1.1 million, or

5.35% compared to $21.0 million for the same period in 2001.  Interest and fees on loans decreased $1.1 million to $17.4 million for the three months ended September 30, 2002 compared to $18.4 million for the same period ending September 30, 2001.  The decrease is mainly attributable to the Federal Reserve’s aggressive interest rate reductions during 2001.  Interest on federal funds sold decreased $393,827 or 87.55%.  This was due to the Company’s decision to use the funds to purchase investment securities to earn a higher yield.   Average earning assets for the three month period increased $122.7 million to $1,098.5 million as of September 30, 2002 compared to $975.8 million as of September 30, 2001.   Yield on average earning assets decreased 135 basis points to 7.30% from 8.65 % for the quarter ended September 30, 2002 and 2001, respectively.

Interest Expense

Interest expense on deposits and other borrowings for the three months ended September 30, 2002 was $6.0 million, a $2.3 million, or 27.96% decrease from September 30, 2001.  The decrease was attributable to the yield on average interest bearing liabilities decreasing to 2.63% from 4.17% as of September 30, 2002 and 2001, respectively.  Average interest bearing liabilities increased $113.2 million to $904.1 million for the three months ended September 30, 2002 compared to $790.9 for the three months ended September 30, 2001.   The decrease was also attributable to the Company refinancing its Federal Home Loan Bank borrowings to take advantage of the Federal Reserve’s aggressive interest rate reductions.

Net Interest Income

Net interest income for the three months ended September 30, 2002 increased $1.2 million, or 9.42% to $13.9 million compared to $12.7 million for the same period ending September 30, 2001.  The increase was mainly attributable to the Company’s ability to manage the effects of the Federal Reserve’s aggressive rate reductions.  The Company’s net interest margin decreased to 5.13% for the three months ended September 30, 2002 compared to 5.27% as of September 30, 2001.

Provision for Loan Losses

The provision for loan losses was $0.2 million for the three months ended September 30, 2002 as compared to $0.6 million for the three months September 30, 2001.  The decrease in the provision for loan losses was attributable to flat loan demand for the quarter.  Although no assurance is given, management believes that the present allowance for loan losses is adequate considering the Company’s historical loss experience.

Noninterest Income

Noninterest income was $5.3 million for the three months ended September 30, 2002, an increase of $1.7 million, or 45.44% compared to $3.7 million as of the three months ended September 30, 2001.  The components of the increase were service charges on deposit accounts, mortgage origination fees, insurance agency revenue and bank owned life insurance.  Service charges on deposit accounts increased $0.3 million, or 19.64% to $1.8 million from $1.5 million for the three months ended September 30, 2002 and 2001, respectively.  Mortgage origination fees increased $0.2 million, or 33.99% to $0.7 million from $0.5 million for the three months ended September 30, 2002 and 2001, respectively.  Insurance agency revenue increased $0.4 million, 56.11% to $1.1 million from $0.7 million for the three months ended September 30, 2002, respectively.  The Company also received $0.5 million related to the bank owned life insurance that was not in place during 2001.

Noninterest Expense

Noninterest expense increased $2.6 million or 29.68% to $11.5 million from $8.9 million for the three months ended September 30, 2002 and 2001, respectively.  The increase was mainly attributable to hiring and use of additional personnel required to accommodate the Company’s growth.  Salaries and employee benefits were $6.3 million, an increase of $1.2 million, or 22.96% from the three months ended September 30, 2001.  Professional fees increased $0.7 million to $1.1 million for the quarter ended September 30, 2002.  The Company’s efficiency ratio (excluding merger and other one time expenses) was 59.1% for the three months ended September 30, 2002 compared to 53.6% for the three months ended September 30, 2001.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses.  For the three months ended September 30, 2002, the provision for taxes was $2.3 million, a decrease of $0.1 million from the $2.4 million provided for in the same period in 2001.  The effective tax rate for the three months ended September 30, 2002 was 30.37% compared to 34.54% for the same period in 2001.  The decrease is primarily related to the Company forming a Real Estate Investment Trust.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Interest Income

Interest income for the nine months ended September 30, 2002 was $58.2 million, a decrease of $6.5 million, or 10.08% compared to $64.7 million for the nine months ended September 30, 2001.  Interest and fees on loans decreased $4.9 million to $50.9 million for the nine months ended September 30, 2002 compared to $55.8 million for the same period in 2001.  Interest on investment securities decreased $0.1 million to $6.8 million from $6.9 million for the nine months ended September 30, 2002 and 2001, respectively.  The decrease is mainly attributable to the Federal Reserve’s aggressive interest rate reductions during 2001.  Average earning assets increased $91.5 million to $1,066.6 million for the nine months ended September 30, 2002 compared to $975.2 million for the same period ended September 30, 2001.   Yield on average earning assets decreased 157 basis points to 7.39% from 8.96 % for the nine months ended September 30, 2002 and 2001, respectively.

Interest Expense

Interest expense on deposits and other borrowings for the nine months ended September 30, 2002 was $18.5 million, a $9.7 million, or 34.45% decrease from the same period ending September 30, 2001.  The decrease was attributable to the yield on average interest bearing liabilities decreasing to 2.82% from 4.76% for the nine months ended September 30, 2002 and September 30, 2001, respectively.  Average interest bearing liabilities increased $83.7 million to $877.8 million for the nine months ended September 30, 2002 compared to $794.2 for the nine months ended September 30, 2001.   The decrease was also attributable to the Company refinancing its Federal Home Loan Bank borrowings to take advantage of the Federal Reserve’s aggressive interest rate reductions.

Net Interest Income

Net interest income for the nine months ended September 30, 2002 increased $3.2 million, or 8.83% to $39.6 million compared to $36.4 million for the same period ending September 30, 2001.  The increase was mainly attributable to the Company’s ability to manage the effects of the Federal Reserve’s aggressive rate reductions.  The Company’s net interest margin decreased to 5.07% for the nine months ended September 30, 2002 compared to 5.08% as of September 30, 2001.

Provision for Loan Losses

The provision for loan losses was $2.3 million for the nine months ended September 30, 2002 as compared to $1.5 million for the same period ending September 30, 2001.  The increase was attributable to the Company’s decision to exit the receivables financing line of business and an increase in loan demand.  Although no assurance is given, management believes that the present allowance for loan losses is adequate considering the Company’s historical loss experience.

Noninterest Income

Noninterest income was $14.2 million for the nine months ended September 30, 2002, an increase of $4.1 million, or 40.28% compared to $10.1 million for the nine months ended September 30, 2001.  The components of the increase were service charges on deposit accounts, mortgage origination fees, insurance agency revenue and bank owned life insurance.  Service charges on deposit accounts increased $0.8 million, or 18.94% to $5.1 million from $4.3 million for the nine months ended September 30, 2002 and 2001, respectively.  Mortgage origination fees increased $0.3 million, or 23.38% to $1.8 million from $1.4 million for the nine months ended September 30, 2002 and 2001, respectively.  Insurance agency revenue increased $0.8 million, or 40.94% to $2.8 million from $2.0 million for the nine months ended September 30, 2002 and 2001, respectively.  The Company also received $1.4 million related to the bank owned life insurance that was not in place during 2001.

Noninterest Expense

Noninterest expense increased $1.9 million or 6.65% to $30.0 million from $28.1 million for the nine months ended September 30, 2002 and 2001, respectively.  The increase was mainly attributable to hiring and use of additional personnel required to accommodate the Company’s growth.  Salaries and employee benefits were $17.1 million an increase of $2.8 million, or 19.61% from the nine months ended September 30, 2001.  Professional fees increased $0.5 million or 35.28% to $1.7 million for the nine months ended September 30, 2002.  The Company’s efficiency ratio, excluding 2001 merger related expenses, was 54.9% for the nine months ended September 30, 2002 compared to 54.3% for the nine months ended September 30, 2001.

Income Taxes

Income tax expense includes the regular federal income tax at the statutory rate, plus the income taxes related to the State of Georgia income tax.  The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses.  For the nine months ended September 30, 2002, the provision for taxes was $6.6 million, an increase of $0.7 million from the $5.9 million provided for in the same period in 2001.  The effective tax rate for the nine months ended September 30, 2002 was 30.49% compared to 35.03% for the same period in 2001.  The decrease is primarily related to the Company forming a Real Estate Investment Trust.

ITEM 4.                             CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Registrants Chief Executive Officer and Chief Financial Officer believe that the Registrant’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 (c) and 15d-14(c), are effective.  The conclusion was reached after an evaluation of these controls and procedures as of September 30, 2002.

(b) Changes in internal controls

We are not aware of any significant changes in the Registrant’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after September 30, 2002.

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

10.2	Form of Registrant’s 1994 Incentive Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-97300) (incorporated by reference)

10.3	Registrant’s 1995 Directors Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-81053) (incorporated by reference)

10.4	Form of Registrant’s 1995 Directors Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-81053) (incorporated by reference)

10.5	Registrant’s 1996 Substitute Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-15069) (incorporated by reference)

10.6	Form of Registrant’s 1996 Substitute Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-15069) (incorporated by reference)

10.7	Registrant’s 1997 Directors Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No.333-56473) (incorporated by reference)

10.8	Form of Registrant’s 1997 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-56473) (incorporated by reference)

10.9	Registrant’s 1997 Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-74555) (incorporated by reference)

10.10	Form of Registrant’s 1997 Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-74555) (incorporated by reference)

10.11	Registrant’s 1999 Directors Stock Option Plan included as Appendix B to the Joint Proxy Statement/Prospectus set forth in Part I of the Registration Statement

10.12	Form of Registrant’s 1999 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-88645) (incorporated by reference)

10.13	Registrant’s 2000 Directors Stock Option Plan files as Exhibit 4.1 to Form S-8 (File No. 333-49436) (incorporated by reference)

10.14	Form of Registrant’s 2000 Director’s Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-49436) (incorporated by reference)

10.15	Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan filed as Exhibit 4.1 to Form S8 (File No. 33365188) (incorporated by reference)

10.15	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Incentive Plan Option Agreement filed as Exhibit 4.2 to File S-8 (File No. 333-65188) (incorporated by reference)

10.17	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Restricted Stock Grant Agreement filed as Exhibit 4.3 to Form S-8 (File No. 333-65188)

10.18	Employment Agreement dated May 24, 2000 between Registrant and Edward C. Milligan (incorporated by referenced to Exhibit 10.13 to Registration Statement No. 333-50762 on Form S-4)

10.19	Employment Agreement dated May 24, 2000 between the Registrant and Robert R. Fowler, III (incorporated by referenced to Exhibit 10.14 to Registration Statement No. 333-50762 on Form S-4)

10.20	Employment Agreement dated May 24, 2000 between the Registrant and Sam B. Hay (incorporated by referenced to Exhibit 10.15 to Registration Statement No. 333-50762 on Form S-4)

10.21	Employment Agreement dated September 17, 2001 between the Registrant and Robert D. McDermott filed as Exhibit 10.21 to Form 10-K (File No. 000-25128) (incorporated by reference)

10.22	Employment Agreement dated April 23, 2002 between the Registrant and Max S. Crowe filed as Exhibit 10.22 to form 10-Q filed on August 13, 2002 (File No. 000-25128) (incorporated by reference)

10.23	Employment Agreement dated May 15, 2002 between the Registrant and John T. Monroe

21

The sole subsidiaries of the Registrant are Main Street Bank (Ga.) and Williamson, Musselwhite & The Company Insurance, Inc. (Ga.) and Main Street Bank has two subsidiaries, MSB Holdings, Inc. (Del.) and MSB Investments, Inc. (Ga.)

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)                                 Reports on Form 8K

The Company filed a Form 8-K on July 18, 2002 issuing two press releases.  The first announced Main Street Banks, Inc’s 2002 second quarter results.  The second announced that Main Street Banks, Inc had agreed to acquire First National Bank of Johns Creek of Suwanee, Georgia

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

Date:	November 14, 2002	By:	/s/ Edward C. Milligan
Edward C. Milligan, Chairman and Chief Executive Officer

Date:	November 14, 2002	By:	/s/ Robert D. McDermott
Robert D. McDermott, Chief Financial Officer

CERTIFICATION

I, Edward C. Milligan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Main Street Banks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s  ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the  registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Edward C Milligan.
Edward C. Milligan
Chairman & Chief Executive Officer

CERTIFICATION

I, Robert D. McDermott, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Main Street Banks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s  ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the  registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Robert D. McDermott
Robert D. McDermott
Chief Financial Officer