Form 10-K
period 2002-12-31
MAIN STREET BANKS INC /NEW/
filed 2003-03-31
CIK 922244

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file Number 000-25128

MAIN STREET BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia (State of Incorporation)	58-2104977 (I.R.S. Employer Identification No.)
676 Chastain Road, Kennesaw, GA (Address of principal executive offices)	30144 (Zip Code)

770-422-2888
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of February 28, 2003 the registrant had outstanding 16,722,399 shares of common stock. As of February 28, 2003, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $213,425,733.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2002 was approximately $215,204,600.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements

        This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended, including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Main Street Banks, Inc.'s (the "Company") operations, markets and products. Without limiting the foregoing, the words "believes", "anticipates", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting the Company, (v) greater competitive pressures among financial institutions in Company's market, (vi) greater than expected loan losses and (vii) inability to effectively integrate acquired businesses. Additional information and other factors that could affect future financial results are included in the Company's filings with the Securities and Exchange Commission.

PART 1

ITEM 1. BUSINESS

        The Company is a financial holding company which engages through its subsidiaries, Main Street Bank ("the Bank") and Williamson, Musselwhite & Main Street Insurance, Inc. ("Williamson"), in providing a full range of banking, mortgage banking, investment and insurance services to its retail and commercial customers located primarily in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale and Walton counties in Georgia. The Bank, a state chartered commercial bank, provides traditional deposit, lending, mortgage and securities brokerage services. Prior to January 2, 2001, the Company was known as First Sterling Banks, Inc. On December 29, 2000, former bank subsidiaries, The Westside Bank and Trust Company ("Westside"), The Eastside Bank and Trust Company ("Eastside") and Community Bank of Georgia ("Community") were merged into the Bank. The Company was incorporated on March 16, 1994 as a Georgia business corporation. The Company's executive offices are located at 676 Chastain Road, Kennesaw, Georgia 30144, and its telephone number is 770-422-2888. The Bank maintains the following website: www.mainstreetbank.com. The Company's annual reports on Form 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and all amendments to those reports are available free of charge on this website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Neither the Company nor the Bank has any foreign activities.

        During 2002 the Bank acquired First National Bank of Johns Creek ("Johns Creek"). Johns Creek, a $110 million asset community bank was headquartered in Forsyth County, Georgia. Johns Creek's banking offices in Suwannee and Alpharetta will give the Bank a strong presence in both Forsyth County and north Fulton County.

        This transaction was completed on December 11, 2002. The $26.2 million merger is based on the Company's closing stock price on July 17, 2002 of $20.48 per share. The Company issued 647,510 shares of its common stock and $10.7 million in cash in exchange for all outstanding shares of Johns Creek. Johns Creek has adopted the Bank's name effective on December 11, 2002, with offices opened under the Bank's brand on December 12, 2002. A successful conversion of Johns Creek core processing systems was completed on February 10, 2003.

        The Bank also announced the execution of a definitive agreement to acquire First Colony Bancshares, Inc., ("First Colony") parent of First Colony Bank, a $320 million asset community bank headquartered in Alpharetta, Georgia. First Colony's banking offices are located in Alpharetta, Roswell, and Cumming. First Colony's banking offices in Alpharetta and Roswell will give Main Street a strong presence in fast growing North Fulton County, and its Cumming office will augment Main Street's presence in Forsyth County, the fastest growing county in the state of Georgia. The transaction was unanimously approved by the directors of both companies on December 11, 2002.

        In the transaction, First Colony shareholders will receive, on a fully diluted basis, a total of 2.6 million Main Street common shares and $45 million in cash. The transaction is currently valued at $96.0 million based upon the Company's closing price of $19.61 on December 11. This is the equivalent of approximately $184 per First Colony share outstanding.

        During 2002 Williamson acquired Hometown Insurance Center, Inc. ("Hometown")located in Winder Georgia. Hometown is a multi-line independent insurance agency serving Barrow, Jackson, and Gwinnett Counties.

        During 2001 the Bank formed MSB Holdings, Inc., an intermediate holding company, and MSB Investments, Inc., a real estate investment trust ("REIT"). These companies were established in order to strengthen the Bank's capital position. The establishment of a REIT subsidiary allows the Bank to increase the effective yield on its real estate related assets and residential mortgage loan portfolios by transferring a portion of the assets and loans to an entity that receives favorable tax treatment.

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

Recent Legislative and Regulatory Developments

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

        Competition for banking services in the State of Georgia is not limited to institutions headquartered in the State. A number of large interstate banks, bank holding companies, and other financial institutions and intermediaries have established loan production offices, small loan companies, and other offices and affiliates in the State of Georgia. Many of the interstate financial organizations that compete in the Georgia market engage in regional, national or international operations and have substantially greater financial resources than the Company.

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

Employees

        As of February 28, 2003, the Company had a total of 459 full-time equivalent employees. These employees are provided with fringe benefits in varying combinations, including health, accident, disability and life insurance plans. None of the Company's employees are subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. In the opinion of management, the Company enjoys excellent relations with its employees.

Products and Services

        The Company provides a full range of traditional banking, mortgage banking, investment, and insurance services to individual and corporate customers.

        The Company's primary lending activities include real estate loans (mortgage and construction), commercial and industrial loans to small and medium sized businesses and consumer loans. The Company originates first mortgage loans and enters into a commitment to sell these loans in the secondary market. The Company limits its interest rate risk on such loans originated by selling individual loans immediately after the customer locks-in their rate.

Deposits

        The Company offers a full range of depository accounts and services to both individuals and businesses. These deposit accounts have a wide range of interest rates and terms and consist of demand, savings, money market and time accounts.

Insurance Services

        The Company provides insurance services to individuals and businesses through its subsidiary, Williamson. Williamson provides a variety of insurance products for consumers including life, health, homeowners, automobile and umbrella liability coverage. Commercial products include coverage for property, general liability, worker's compensation, and group life and health. Williamson is an insurance agency and does not underwrite policies but rather acts as a broker.

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

        The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1

Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier 1 Capital ratio is 4.0%. At December 31, 2002, the Company's consolidated Tier 1 Capital and Total Capital ratios were 10.36% and 12.08%, respectively.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 4.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4.0%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 2002, was 8.69%.

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

        The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2002. Neither the Company nor the Bank has been advised by any federal banking agency of any violations of specific minimum capital ratio requirement applicable to it.

        Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."

Support of Subsidiary Bank

        Under Federal Reserve policy, the Company is expected to act as a source of financial strength, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories ("well capitalized", "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

        At December 31, 2002, the Bank had the requisite capital levels to qualify as well capitalized.

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

Merger Integration

        A risk facing financial institutions is the successful integration of an acquired institution's staff, accounts, and products. Failure of management to effectively integrate all aspects of an acquired institution could lead to higher than anticipated account run-off, lower than anticipated profits from these acquired institutions, and could have a material adverse effect on the operating results and financial conditions of the company.

Potential Impact of Significant Growth

        The Company has grown loans, deposits, fee businesses, and employees rapidly both organically and through acquisition. The ability of the Company to manage this growth in a disciplined manner is imperative. The Company must thoroughly plan on how to support this growth from a human resources, training, operational, financial and technology standpoint. The failure to successfully manage this growth could have a material adverse effect on the operating results and financial conditions of the company.

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

ITEM 2. PROPERTIES

        The Company's corporate headquarters are located at 676 Chastain Road, Kennesaw, Georgia. The main office of the Bank is located at 1134 Clark Street, Covington, Georgia. The Bank leases space for its headquarters and various support functions. These support functions include: an operations center, bank headquarters, and accounting facilities.

        The Bank has 23 branch offices located in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale and Walton counties, Georgia, 20 of which are owned and three of which are leased. Deposit and loan operations, proof, information technology, and purchasing are located in leased space at 2118 Usher Street in Covington. Human Resources, Accounting, Credit and Compliance are in leased space at 1122 Pace Street in Covington. The Bank's corporate headquarters is in leased space at 1121 Floyd Street, Covington, Georgia. The bank also leases a building in Covington, adjacent to the owned facility on Pace Street, which serves as the location of the Branch Operations and Treasury departments.

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

        Robert R. Fowler, III, director and former chairman of the board, has entered into seven lease agreements with the Company, through which he leases to the Company buildings that it uses for its operations center, bank headquarters, human resources, accounting offices, branch operations and treasury offices, as well as the Covington Main Banking Center. The Company believes that the terms of the lease agreements are at least as favorable to it as terms available from unrelated third parties.

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

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  (a)
  The Company's common stock is traded on the NASDAQ National Market under the symbol MSBK.

        The following table lists the high and low stock price for each quarter in 2002 and 2001:

	2002		2001
	High	Low	High	Low
First quarter	$19.08	$14.60	$14.69	$12.25
Second quarter	21.74	18.30	19.65	12.50
Third quarter	21.75	18.26	19.62	15.50
Fourth quarter	20.48	15.95	18.00	15.91
  (b)
  As of December 31, 2002, there were approximately 3,331 shareholders of record of the Company's common stock.

  (c)
  During 2002, dividends of $0.105 per share were paid in each quarter. The Company currently intends to continue paying regular cash dividends on a quarterly basis.

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

        The following table sets forth information relating to the Company's equity compensation plans as of December 31, 2002:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a) (c)
Equity compensation plans approved by security holders	1,443,913	$10.77	57,362
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	1,443,913	$10.77	57,362

ITEM 6. SELECTED FINANCIAL DATA

	December 31
	2002	2001	2000	1999	1998
	(Dollars in Thousands, except per share data)
Earnings
Interest income	$79,189	$84,752	$85,635	$68,452	$61,200
Interest expense	24,891	35,222	37,399	26,414	24,231
Net interest income	54,298	49,530	48,236	42,038	36,969
Non-interest income	19,078	14,112	10,676	10,448	9,336
Non-interest expense	39,873	39,342	35,041	32,262	28,950
Operating income (1)	20,385	17,717	15,236	12,072	10,673
Net income	20,471	14,347	13,925	12,093	10,673
Selected Average Balances
Assets	$1,194,583	$1,063,215	$980,641	$840,028	$727,762
Earning assets	1,101,286	990,358	914,113	770,057	667,210
Loans	857,184	775,236	713,862	614,381	509,625
Total deposits	966,238	896,804	828,794	715,830	638,105
Shareholders' equity	111,579	99,951	83,578	76,875	70,484
Common shares outstanding, diluted	16,186	16,111	15,804	15,784	15,658
Year-End Balances
Assets	$1,381,990	$1,110,168	$1,070,575	$907,138	$764,513
Earning assets	1,259,942	1,016,163	999,907	841,487	703,930
Loans	982,486	811,446	735,963	668,447	546,342
Total deposits	1,128,928	908,181	885,910	754,254	662,055
Shareholders' equity	131,657	105,121	93,774	80,054	74,798
Common shares outstanding	16,242	15,699	15,534	15,445	15,411
Per Common Share
Earnings per share—basic	$1.30	$0.92	$0.90	$0.78	$0.70
Earnings per share—diluted	1.26	0.89	0.88	0.77	.68
Book value	8.11	6.70	6.04	5.18	4.85
Cash dividend paid	0.42	0.36	0.24	0.16	0.15
Market price:
Close	19.20	16.40	12.43	12.06	10.88
High	21.75	19.65	12.50	14.50	13.17
Low	14.60	12.25	8.06	9.25	9.23
Operating Income Data (1)
Earnings per share—basic	$1.30	$1.13	$0.98	$0.78	$0.69
Earnings per share—diluted	1.26	1.10	0.96	0.76	0.68
Operating return on average assets	1.71%	1.67%	1.55%	1.44%	1.47%
Operating return on average equity	18.27%	17.7%	18.2%	15.7%	15.1%
Price to operating earnings	15.25	14.90	12.90	15.80	16.00
Financial Ratios
Return on average assets	1.71%	1.35%	1.42%	1.44%	1.47%
Return on average equity	18.3%	14.4%	16.7%	15.7%	15.1%
Average equity to average assets	9.02%	9.40%	8.52%	9.15%	9.69%
Dividend payout ratio (1)	33.21%	32.7%	24.9%	20.9%	22.0%
Price to earnings	15.18	18.40	14.10	15.70	16.00
Price to book value	2.29	2.45	2.06	2.33	2.24
Non-Financial
Shareholders	3,331	2,882	2,921	2,036	1,372
Employees	459	392	404	406	423
Banking Offices	23	21	23	23	20
ATMs	26	23	25	25	23

(1)
Excludes non-recurring merger related expenses and one-time gains (losses) pertaining to restructuring the investment portfolio and Federal Home Loan Bank advances and sales of property of $130, ($3,370) and ($1,311) in 2002, 2001 2000 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

        Management's discussion and analysis of financial condition and results of operations analyzes the major elements of the Company's consolidated balance sheet. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information appearing elsewhere herein.

OVERVIEW

        The Company provides a collection of sophisticated products through 23 full service banking facilities located throughout the Atlanta, Georgia and Athens, Georgia MSAs. Banking centers are staffed with seasoned management with significant banking experience. These banking centers are augmented by 26 ATM machines, 3 insurance agency facilities, and a full service mortgage and brokerage division. The Company has a history of disciplined acquisitions and strong organic growth.

        During 2002, the Company successfully completed the acquisition of First National Bank of Johns Creek on December 11. First National Bank of Johns Creek was a $110 million bank with 2 branch locations and 2 ATM machines. First National Bank of Johns Creek had approximately $94 million in loans and $96 million in deposits.

        On June 10, 2002, Williamson announced the acquisition of Hometown Insurance Center, Inc. located in Winder, Georgia. Founded in 1991, Hometown Insurance Center is a multi-line independent insurance agency serving Barrow, Jackson and Gwinnett counties. Hometown employs 11 insurance professionals selling business, personal property and casualty insurance as well as group life and health.

        On December 11, 2002, the Company also announced the signing of a definitive agreement with First Colony Bancshares, Inc., parent of First Colony Bank a $320 million asset community bank headquartered in Alpharetta, Georgia.

        Total Assets at December 31, 2002, 2001, and 2000 were $1.38 billion, $1.11 billion, and $1.07 billion, respectively. This growth was a result of the Johns Creek acquisition, a favorable local economy, the addition of new account officers, and the Company's overall growth strategy. Loans increased to $982.5 million at year end 2002 from $811.4 million at year end 2001 and $736.0 million at year end 2000. Deposits were $1.13 billion at December 31, 2002, an increase of $220.7 million or 24% from $908.2 million at the end of 2001. Deposits were $885.9 million at year end 2000.

        Net Income was $20.5 million, $14.3 million, and $13.9 million and diluted earnings per common share was $1.30, $0.92, and $0.90 for the years ended December 31, 2002, 2001, and 2000, respectively. This increase in net income was primarily the result of strong credit quality, strong loan growth, and expense control which resulted in returns on average assets of 1.71%, 1.35%, and 1.42% and returns on average common shareholders equity of 18.3%, 14.4%, and 16.7% for the years ended 2002, 2001, and 2000, respectively.

Economy

        The economy experienced a significant downward trend in 2002 as evidenced by steady increases in unemployment, decreases in industrial production and unfavorable consumer sentiment. U.S. economic troubles were tempered by interest rate cuts made by the Fed in an effort to stimulate the economy. In November 2002, the Fed cut the Fed funds rate to 1.25%, its lowest in 40 years.

        With the decline in interest rates, consumer spending increased, thus slowing the downward trend. However, increased consumer spending sustains economic recovery temporarily. Sustained recovery occurs only when business spending increases. Business spending in 2002 was minimal, as companies slowed investing in extra capacity and inventories. Precautionary measures were taken by U.S. companies due to uncertainty related to the United States' ongoing conflict with Iraq.

        Sustained economic recovery is expected in the third quarter of 2003. Timing and speed of recovery is directly dependent upon resolution of the conflict with Iraq.

        Over the course of 2001, the Federal Reserve Board (Fed) reduced interest rates eleven times. At December 31, 2001, the discount, Federal funds, and Prime interest rates had fallen to 1.25%, 1.75% and 4.75% respectively. Each rate had been reduced 475 basis points since December 31, 2000.

Critical Accounting Policies

        The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company's significant accounting policies are described in the notes to the consolidated financial statements. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

        The Company believes the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of the Company's financial statements.

  Allowance for Loan Losses

        A provision for loan losses is based on management's opinion of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management's evaluation of current economic conditions. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, management's estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

  Investment Securities

        Investment securities are classified into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading securities" and reported as fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. No securities have been classified as trading securities by the Company as of December 31, 2002.

        Premiums and discounts related to securities are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and considering prepayment assumptions. Dividend and interest income is recognized when earned.

        Gains and losses on sales or calls of securities are recognized on the settlement date based on the adjusted cost basis of the specific security. The financial statement impact of settlement date accounting versus trade date accounting is not significant. Declines in fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

Performance Results

        The Company's net income was $20.5 million, $14.3 million, and $13.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. Basic earnings per share were $1.30, $0.92, and $0.90 for the same periods, respectively, and diluted earnings per share were $1.26, $0.89 and $0.88 for the same periods. Earnings growth from 2000 to 2001 and from 2001 to 2002 resulted principally from an increase in non-interest income fueled mainly by insurance agency income, mortgage origination fees, and service charges on deposit accounts. Earnings growth was further augmented by an increase in net interest income, which was directly related to an increase in the Company's earning assets.

        On an operating basis, which excludes the impact of merger-related expenses and other one-time items, such as merger related professional fees, conversion costs, and Federal Home Loan Bank Advances being restructured, the Company's net operating earnings were $20.4 million, $17.7 million, and $15.2 million for the years ended December 31, 2002, 2001, and 2000, respectively. Diluted earnings per share on an operating basis were $1.26, $1.10 and $0.96 for the same periods, respectively. Also on an operating basis, the Company posted returns on average assets of 1.71%, 1.67%, and 1.55% for the same three years, as well as returns on average equity of 18.27%, 17.7%, and 18.2%.

        Total assets at December 31, 2002 and 2001 were $1.382 billion and $1.110 billion, respectively. At the same time, total deposits were $1.129 billion and $908.2 million. Loans totaled $982.5 million and $811.4 million for the two year-end dates. From year-end 2001 to year-end 2002, the Company experienced loan growth of $171.0 million, or 21.1%, and and deposit growth of $220.7 million or 24.3%, respectively. Transaction, savings, and money market account growth during this period increased $99.7 million or 21.6%. Shareholder's equity was $131.7 million and $105.1 million at December 31, 2002 and 2001, respectively.

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income for 2002 was $54.3 million compared to $49.5 million in 2001, an increase of 9.7% or $4.8 million. The increase in net interest income was largely the result of overall balance sheet growth and the corresponding increase in average interest earning assets, which grew 10.4% over the December 31, 2001 level. Growth in average loans of $81.9 million or 10.6% provided the bulk of the increase in earning assets and contributed most significantly to the growth in net interest income. In a steadily declining interest rate environment, yields on earning assets declined throughout the year. Interest on earning assets yielded 7.29% in 2002 versus 8.65% in 2001, a 136 basis point decrease. The cost of interest bearing liabilities decreased 163 basis points from 4.39% to 2.76% for the comparable period.

        Net interest income for 2001 was $49.5 million compared to $48.2 million in 2000, an increase of $1.3 million or 2.7%. The increase in net interest income was largely the result of overall balance sheet growth and the corresponding increase in average interest earning assets, which grew 8.3% over the December 31, 2000 level. Growth in average loans of 8.6% provided the bulk of the increase in earning assets and contributed most significantly to the growth in net interest income. In a steadily declining interest rate environment, yields on earning assets declined throughout the year. Interest on earning assets yielded 8.65% in 2001 versus 9.37% in 2000 (a 72 basis point decrease). The cost of interest bearing liabilities decreased 66 basis points from 5.05% to 4.39%.

        The following table presents the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.

	Years Ended December 31,
	2002			2001			2000
Assets	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest Bearing Assets
Loans, net of unearned income (1)(2)	$857,184	$68,364	8.00%	$775,236	$73,233	9.47%	$713,862	$73,273	10.26%
Mortgage loans held for sale	5,106	294	5.76%	4,989	327	6.55%	1,519	124	8.16%
Investment securities:
Taxable	151,411	8,098	5.35%	117,385	7,517	6.40%	114,946	7,463	6.49%
Non-taxable (3)	36,694	1,652	6.82%	27,160	1,296	7.23%	27,471	1,186	6.54%
Interest-bearing deposits	2,330	59	2.53%	3,482	142	4.08%	1,429	77	5.39%
Federal funds sold	48,561	722	1,49%	62,106	2,237	3.60%	54,886	3,512	6.40%

Total interest earnings assets	1,101,286	79,189	7.29%	990,358	84,752	8.65%	914,113	85,635	9.37%

Non-interest-earning assets
Cash and due from banks	31,338			40,590			38,279
Allowance for loan losses	(12,618)			(11,496)			(10,475)
Premises and equipment	27,240			25,525			26,730
Other real estate owned	1,656			1,278			1,261
Other assets	45,681			16,960			10,733

Total assets	$1,194,583			$1,063.215			$980,641

	Years Ended December 31,
	2002			2001			2000
Average Liabilities & Shareholders' Equity	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest-Bearing Liabilities:
Demand and money market deposits	$254,927	$3,042	1.19%	$222,644	$4,086	1.84%	$189,786	$5,616	2.96%
Savings deposits	46,618	421.90%		43,650	800	1.83%	44,520	1,100	2.47%
Time deposits	490,746	18,693	3.81%	477,922	27,753	5.81%	444,130	27,044	6.09%
FHLB advances	68,925	1,316	1.91%	52,390	2,328	4.44%	52,412	3,204	6.11%
Federal funds purchased and other borrowings	40,327	1,388	3.44%	5,300	255	4.81%	9,365	435	4.64%
Trust preferred securities	458	31	6.69%

Total interest bearing Liabilities	902,001	24,891	2.76%	801,906	35,222	4.39%	740,213	37,399	5.05%

Non-interest-bearing:
Demand deposits	173,947			152,588			150,358
Other liabilities	7,056			8,770			6,492
Total liabilities	1,083,004			963,264			897,063
Shareholders' equity	111,579			99,951			83,578

Total liabilities and Shareholders' equity	$1,194,583			$1,063,215			$980,641

Net interest rate spread			4.53%			4.25%			4.32%
Net interest income and margin (4)		54,298	4.93%		49,350	5.09%		48,236	5.28%

(1)
Fee income related to loans of $7,233, $6,182 and $4,819 for the years ended December 31, 2002, 2001, and 2000, respectively, is included in interest income.
(2)
Non-accrual loans of $3,356, $1,415, and $1,006 at December 31, 2002, 2001 and 2000, respectively, are included in the average loan balances.
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

	2002 vs. 2001			2001 vs. 2000
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$7,629	$(12,466)	$(4,837)	$6,297	$(6,337)	$(40)
Mortgage loans held for sale	8	(40)	(32)	283	(80)	203
Investment securities:
Taxable	2,092	(1,199)	893	158	(104)	54
Non-taxable (1)	690	(334)	356	(20)	130	110
Interest-bearing deposits	60	(144)	(84)	111	(46)	65
Federal funds sold	(511)	(1,095)	(1,606)	462	(1,737)	(1,275)

Total increase (decrease) in Interest income	$9,968	$(15,278)	$(5,310)	$7,291	$(8,174)	$(883)

Interest-bearing liabilities:
Demand and Money Market deposits	606	(1,722)	(1,116)	973	(2,503)	(1,530)
Savings deposits	54	(433)	(379)	(21)	(279)	(300)
Time deposits	734	(9,794)	(9,060)	2,058	(1,349)	709
FHLB advances	735	(1,747)	(1,012)	(1)	(875)	(876)
Federal funds purchased and other borrowings	1,200	5	1,205	(142)	(38)	(180)
Trust preferred securities	—	31	31	—	—	—

Total increase (decrease) in Interest expense	3,329	(13,660)	(10,331)	2,867	(5,044)	(2,177)

Increase (decrease) in net Interest income	$6,639	$(1,618)	$5,021	$4,424	$(3,130)	$1,294

1)
To make pre-tax income and resultant yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.

Provision for Loan Losses

        Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. The allowance for loan losses is established through a provision for losses based on management's evaluation of current economic conditions. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, management's estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. As these factors change, the level of loan loss provision changes. The allowance for loan losses at December 31, 2002 was $14.6 million, representing 1.48% of outstanding loans, compared to $12.0 million or 1.48% of outstanding loans as of December 31, 2001. The 2002 provision of $4.0 million was $1.5 million higher than the provision of $2.5 million in 2001. This exceeded the provision of $2.2 million recorded in 2000.

        Net loans charged off in 2002 were approximately $2,907,000 compared to $1,342,000 in 2001and $1,021,000 in 2000.

Non-Interest Income

        For 2002, non-interest income totaled $19.1 million, an increase of $5.0 million over non-interest income of $14.1 million in 2001, which represented a 35.2% increase. The growth in fee income was primarily fueled by the growth in demand deposit accounts. Other increases are also attributed to the growth in the Company's mortgage, and insurance business lines as well as the Company's income from bank owned life insurance.

          The following table presents the major categories of non-interest income:

	Years Ended December 31
	2002	2001	2000
	(Dollars in Thousands)
Service charges on deposit accounts	$7,019	$5,993	$5,104
Mortgage origination fees	1,692	1,445	939
Investment division commissions	361	382	428
Insurance agency income	3,930	2,677	2,308
Gain on sales of SBA loans	736	432	68
Net realized gains (losses) on securities	130	22	(513)
Gain on sale of mortgage loans	884	798	389
Income on BOLI	1,828	77	—
Other non-interest income	2,498	2,286	1,953

Total non-interest income	$19,078	$14,112	$10,676

Non-Interest Expense

        For the years ended 2002, 2001 and 2000, non-interest expense totaled $39.9 million, $39.3 million and $35.0 million, respectively. The following table presents the major categories of non-interest expense:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in Thousands)
Salaries and employee benefits	$23,158	$19,630	$18,995
Net occupancy and equipment	4,710	4,883	4,887
Data processing fees	1,147	706	654
Professional fees	1,265	1,032	912
Regulatory assessments	263	249	340
Intangible amortization	180	240	439
Merger expense	—	3,303	1,086
Other	9,150	9,299	7,728

Total non-interest expense	$39,873	$39,342	$35,041

        For 2002, non-interest expense increased 1.35% or approximately $531,000 over 2001. The majority of this increase was related to an increase in salary and employee benefits expenses. Personnel related costs rose from $19.6 million to $23.2 million or an 18.0%.

        Personnel increases in 2002 were related to the salaries and employee benefit expense for Hometown Insurance Agency, which was acquired during the second quarter of 2002, as well as First National Bank of Johns Creek acquired during the fourth quarter of 2002. Also contributing to the increase in personnel expenses were general staffing increases concurrent with expansion of offices and business lines, bringing in-house the Company's information technology function, increases in health insurance costs, and increases in 401(k) matching expenses. Performance based (or bonus / commissions) compensation increases in the salaries and employee benefits category were also higher in the 2002 due to the achievement of higher performance levels at virtually all of the Company's operating unit

        From 2001 to 2000, non-interest expenses increased by 12.3%. The majority of this increase was related to an increase of one-time expenses associated with acquisitions and personnel related costs of $2.2 million and $635,000 respectively.

Income Taxes

        Income tax expense includes both federal income tax and Georgia state income tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. In 2002, income tax expense was $9.0 million compared to $7.5 million in 2001. In 2000, income tax expense was $7.8 million. The Company's effective tax rates in 2002, 2001, 2000, respectively, were 30.6%, 34.3%, and 35.8%. The decline in the effective tax rate for 2002 was due primarily to the favorable tax treatment afforded the REIT subsidiary.

FINANCIAL CONDITION

Loans

        At December 31, 2002, loans, net of unearned income, were $982.5 million, an increase of $171.0 million or 21.1% over net loans at December 31, 2001 of $811.4 million. $94 million of the growth was attributable to the acquisition of the Johns Creek loans. Additional growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state and region. The Bank's loan portfolio experienced growth in both real estate categories of loans at December 31, 2002. Real estate mortgage loans increased $84.9 million or 16% from December 31, 2001. There was also a strong increase in real estate-construction loans from December 31, 2001 to December 31,2002, with an increase of $65 million or 37%. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

        The following table summarizes the loan portfolio by type of loan:

	December 31,
Loan Type
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Commercial and industrial	$104,061	$68,320	$97,572	$75,747	$56,980
Real estate construction	238,415	173,464	150,107	127,657	100,224
Real estate—residential mortgage	198,400	152,226	162,706	149,895	121,725
Commercial real estate	404,630	366,003	263,500	249,440	212,929
Consumer and other	38,387	53,075	63,857	67,672	56,182
Unearned income	(1,407)	(1,642)	(1,779)	(1,964)	(1,698)

Loans, net of unearned income	$982,486	$811,446	$735,963	$668,447	$546,342
Mortgage loans held for sale	$8,176	$9,194	$2,248	$1,357	$4,283
Percent of loans by category to total loans (excluding loans held for sale):
Commercial and industrial	10.59%	8.42%	13.26%	11.33%	10.43%
Real estate construction	24.27%	21.38%	20.40%	19.10%	18.34%
Real estate—residential mortgage	20.19%	18.76%	22.11%	22.42%	22.28%
Real estate—other	41.18%	45.10%	35.80%	37.32%	38.98%
Consumer and other	3.91%	6.54%	8.67%	10.12%	10.28%
Unearned income	(.14)%	(.20)%	(.24)%	(.29)%	(.31)%

Loan, net of unearned income	100.00%	100.00%	100.00%	100.00%	100.00%

        To accomplish the Company's lending objectives, management seeks to achieve consistent growth within its primary market areas while maximizing loan yields and maintaining a high quality loan portfolio. The Company monitors its lending objectives primarily through its Credit Review committees. The Company's lending objectives are clearly defined in its Lending Policy, which is reviewed annually and approved by the Board of Directors. New loans for borrowers with total credit exposure exceeding

$500,000 require co-approval by officers in the Bank's Credit Administration department. New loans with credit exposure exceeding $2,500,000 require additional approval by one or more Executive Officers of the Bank. New loans with credit exposure exceeding $7,500,000 require prior approval by the Board of Directors, which also reviews specific credit approvals exceeding $5,000,000 during the prior month.

        The Credit Review committee system includes the Executive Review Committee, the Eastern and Western Senior Review Committees, and the Credit Risk Management Committee. The Executive Review Committee is chaired by the President of Main Street Bank and includes officers from the Credit Administration and Loan Review Departments. Executive Review Committee annually reviews credit analysis and financial statements for borrowers with credit relationships exceeding $1,500,000 in exposure. The Eastern and Western Senior Review Committees annually review credit analysis and financial statements for borrowers with credit relationships exceeding $500,000 in total credit exposure up to $1,500,000 in total credit exposure. This committee is chaired by officers from the Credit Administration department and its members include officers from the Loan Review and branch administration areas. These committees also review delinquent loan accounts and overdrawn deposit accounts during the monthly meeting. The Credit Risk Management Committee meets on a quarterly basis and reviews the Bank's larger adversely graded loans. This committee is chaired by officers from the Bank's Loan Review department and includes officers from the Credit Administration and branch administration areas.

        The Bank primarily focuses on the following loan categories: (1) commercial with an emphasis on owner-occupied commercial real estate, (2) real estate construction, (3) residential real estate, (4) commercial and industrial loans, (5) Small Business Administration ("SBA") loans and (6) consumer loans. The Company's management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in the Atlanta area.

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

        The Bank also underwrites commercial and industrial loans. Generally, these loans are for working capital purposes and are secured by inventory, accounts receivable or equipment. The Bank maintains strict underwriting standards for this type of lending. Potential borrowers must meet certain working capital and debt ratios as well as generate positive cash flow from operations. Borrowers in this category will generally have a debt service coverage ratio of at least 1.3 to 1.0. The Bank will also perfect its interest in equipment or other business assets of the borrower and obtain personal guaranties. The Bank does not originate and does not currently hold in its portfolio any foreign loans.

        The Bank is also an active participant in the origination of Small Business Administration ("SBA") loans. These loans are solicited from the Company's market areas, and are generally underwritten in the same manner as conventional loans generated for the Bank's portfolio. The portion of loans that are secured by the guaranty of the SBA may from time to time be sold in the secondary market to provide additional liquidity, and to provide a source of fee income.

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

        The contractual maturity ranges of the commercial and industrial and real estate-construction portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2002 are summarized as follows:

	One Year or Less	One Year Through Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial and industrial	$29,556	$58,175	$16,330	$104,061
Real estate—construction	217,231	19,410	1,774	238,415

Total	$246,787	$77,585	$18,104	$342,476
Loans with a predetermined interest rate	$51,162	$35,538	$7,922	$94,622
Loans with a floating interest rate	195,625	42,047	10,182	247,854

Total	$246,787	$77,585	$18,104	$342,476

Non-Performing Assets

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

        However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company's management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein. The Company's management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. The Company's lending approach has resulted in strong asset quality. The Company had non-performing assets of $4.2 million, $2.7 million, and $3.3 million as of December 31, 2002, 2001, and 2000, respectively. For 2002, 2001and 2000, the gross amount of interest income that would have been recorded on non-performing loans, if all such loans had been accruing interest at the original contract rate, was approximately $217,272, $63,421, and $109,997, respectively. Management is not aware of any loans that meet the definition of a troubled debt restructuring as of December 31, 2002 or 2001. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated cost to sell.

        The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property's value is assessed annually and written down to its fair value less cost to sell.

        The following table presents information regarding non-performing assets at the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Non-performing assets
Non-accrual loans	$3,356	$1,415	$1,123	$1,747	$1,699
Other real estate and repossessions	873	1,309	2,141	984	1,338

Total non-performing assets	4,229	2,724	3,264	2,731	3,037
Loans past due 90 days or more and still accruing	$1,186	$3,000	$1,735	$426	$700
Ratio of past due loans to loans net of unearned income (1)	0.12%	0.37%	0.24%	0.06%	0.13%
Ratio of non-performing assets to loans, net of unearned income, and other real estate (1)	0.43%	0.34%	0.44%	0.41%	0.55%

(1)
Excludes mortgage loans held for sale.

Allowance for Loan Losses

        The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged-off loans and recoveries, size and composition of the loan portfolio, non-performing and past-due loans, and other aspects of the loan portfolio. The Bank's management has established an allowance for loan losses, which it believes is adequate for losses inherent in its loan portfolio. Based on a continuous credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Bank's Board of Directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories. These categories have also been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guidelines and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively. By grading the loan portfolio in this manner, the Bank's management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses. Also, the

Bank's management reviews activity in the allowance for loan losses, such as charge-offs and recoveries, during each quarter to identify trends.

        The Bank follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Bank maintains an internally classified loan list, which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses.

        Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain financial ratios, uncertain repayment sources, or poor financial condition which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but have an increased risk of loss, or at least a portion of the loan may require being charged-off. Loans classified as "loss" are those loans that are in the process of being charged-off. For the year ended 2002, net charge-offs totaled $2,907 million or 0.34% of average loans outstanding for the period, net of unearned income, compared to $1,342 million or 0.17% in net charge-offs during 2001. The Company's net charge-offs totaled $1,021 million or 0.14% of average loans, net of unearned income, outstanding in 2000. The Company recorded a provision for loan losses of $4,003,000, $2,452,000, and $2,184,000 in 2002, 2001and 2000, respectively. At December 31, 2002 the allowance for loan losses totaled $14.6 million, or 1.48% of total loans, net of unearned income. At December 31, 2001, the allowance for loan losses was $12.0 million, or 1.48% of total loans, net of unearned income.

        The following table presents an analysis of the allowance for loan losses and other related data:

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Average loans outstanding (net of unearned income)	$857,184	$775,236	$713,862	$614,381	$509,625
Total loans, net of unearned income at year end	982,486	811,446	735,963	668,447	546,342
Allowance for loan losses at beginning of year	12,017	10,907	9,744	8,588	7,503
Provision for loan losses	4,003	2,452	2,184	1,795	1,689
Charge offs:
Commercial and industrial	(1,547)	(329)	(330)	(352)	(536)
Real estate	(386)	(399)	(492)	(74)	(166)
Consumer	(1,217)	(957)	(553)	(587)	(347)

Total charge-offs	(3,150)	(1,685)	(1,375)	(1,013)	(1,049)
Recoveries:
Commercial and industrial	19	80	48	47	66
Real estate	5	23	95	71	131
Consumer	219	240	211	256	248

Total Recoveries	243	343	354	374	445
Net charge offs	(2,907)	(1,342)	(1,021)	(639)	(604)
Addition of Johns Creek allowance	1,476

Allowance for loan losses at end of period	$14,589	$12,017	$10,907	$9,744	$8,588
Ratio of allowance to end of year loans	1.48%	1.48%	1.48%	1.46%	1.57%
Ratio of net charge offs to average loans	0.34%	0.17%	0.14%	0.10%	0.12%
Ratio of allowance to end of period non-performing loans	434.71%	849.26%	971.24%	557.76%	505.47%

        The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of loans to total Loans	Amount	Percent of loans to total Loans	Amount	Percent of loans to total Loans	Amount	Percent of loans to total Loans	Amt	Percent of loans to total Loans
	(Dollars in Thousands)
Balance of allowance for loan losses applicable to:
Commercial and Industrial	$1,540	10.58%	$1,012	8.42%	$1,449	13.29%	$1,101	11.30%	$891	10.37%
Real estate	12,481	85.52%	10,222	85.06%	8,517	78.08%	7,664	78.65%	6,817	79.38%

Consumer and other	568	3.90%	783	6.52%	941	8.63%	979	10.05%	880	10.25%
Total allowance for loan losses	$14,589	100%	$12,017	100%	$10,907	100%	$9,744	100%	$8,588	100%

        The Company believes that the allocation of its allowance for loan losses is reasonable. When management is able to identify specific loans or categories of loans which require specific amounts of reserve, allocations are assigned to those categories. Federal and state bank regulators also require that banks maintain a reserve that is sufficient to absorb an estimated amount of potential losses based on management's perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations.

        The Company believes that the allowance for loan losses at December 31, 2002 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for loan losses at December 31, 2002.

        The allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Georgia Department of Banking and Finance may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

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

Investment Securities

        The Company uses its securities portfolio both as a source of income and as a source of liquidity. At December 31, 2002, investment securities totaled $202.1 million, an increase of $85.6 million from $116.5 million at December 31, 2001. At December 31, 2002, investment securities represented 15.1% of total assets, compared to 10.1% of total assets at December 31, 2001. The average yield on a fully taxable equivalent basis on the investment portfolio for the year ended December 31, 2002 was 5.45% compared to a yield of 6.56% for the year ended December 31, 2001 and 6.50% for the year ended December 31, 2000. Approximately $17.5 million or 8.7% of investment securities reprice within one year.

        The following table summarizes the contractual maturity of investment securities and their weighted average yields. Average yields on investments are based on amortized cost.

	December 31, 2002
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U.S. Treasury securities	$87	5.83%	$0.00	0.00%	$0.0	0.00%	$0.00	0.00%	$87
U.S. Government agencies and corporations	7,287	6.35%	34,279	5.89%	1,000	6.05%	—	0.00%	42,566
Mortgage-backed securities	—	0.00%	3,449	5.28%	24,014	4.79%	90,028	5.07%	117,491
States and political subdivisions	840	4.24%	12,349	4.37%	11,368	4.70%	17,391	5.01%	41,948

Total	$8,214	6.12%	$50,078	5.47%	$36,382	4.80%	$107,419	5.06%	$202,092

        The following table presents the amortized costs and fair value of securities classified as available for sale and held-to-maturity at December 31, 2002, 2001 and 2000:

	2002		2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Held to Maturity Securities:
States and political subdivisions	$688	$755	$687	$729	$18,538	$18,682

Available for Sale Securities:
U.S. Treasury securities	87	88	87	91	1,392	1,369
U.S. Government agencies and corporations	42,566	44,928	53,557	55,218	96,754	97,016
Mortgage-backed securities	117,491	119,934	31,136	31,517	40,071	39,831
States and political subdivisions	41,260	43,505	30,996	31,503	11,028	10,936

Total available for sale securities	$201,404	$208,455	$115,776	$118,329	$149,245	$149,152

Total Investments	$202,092	$209,210	$116,463	$119,058	$167,783	$167,834

        Mortgage-backed securities are securities which have been developed by pooling real estate mortgages and are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings; minimum regular monthly cash flows of principal and interest; and are guaranteed by the issuing agencies.

        At December 31, 2002, 76.6% of the mortgage-backed securities the Company held had contractual final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, their average lives will not be unduly shortened. If interest rates fall, prepayments will increase, and the average life of these securities will decrease.

        The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held to maturity, trading, or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity.

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

Deposits

        The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of demand, savings, money market, and time accounts. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Bank has a limited amount of brokered deposits. The Bank's lending and investing activities are funded principally by deposits, approximately 49.7% of which are demand, money market and savings deposits. Deposits at December 31, 2002 were $1.129 billion, an increase of $220.7 million or 24.3% from $908.2 million at December 31, 2001. Non-interest-bearing deposits were $184.1 million at December 31, 2002, an increase of $23.5 million, or 14.6% from $160.7 million at December 31, 2001. Certificates of deposit were $567.3 million at December 31, 2002, an increase of $121.0 million, or 27.1% from $446.3 million at December 31, 2001. The merger with Johns Creek accounted for a portion of this growth contributing $34 million in demand and money market accounts, and $62 million in time deposits.

        The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2002, 2001 and 2000 are presented below:

	Years Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest bearing demand deposit	$173,947	0.0%	$152,588	0.0%	$150,358	0.0%
Demand and money market deposits	254,927	1.19	222,644	1.84	189,786	2.96
Savings deposits	46,618.90		43,650	1.83	44,520	2.47
Time deposits	490,746	3.81	477,922	5.81	444,130	6.09

Total deposits	$966,238	2.76%	$896,804	3.64%	$828,794	4.07%

        The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2002
(Dollars in Thousands)
Three months or less	$47,459
Over three through six months	106,818
Over six through 12 months	38,252
Over 12 months	4,570

Total	$197,099

Other Borrowings

        Deposits are the primary source of funds for the Company's lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank (FHLB) and correspondent banks. At December 31, 2002, the Company had borrowings of $50.0 million in the form of FHLB advances and $47.7 million in securities sold under repurchase agreements compared to $75.1 million and $15.5 million, respectively, at December 31, 2001. The Company's weighted average interest rate on FHLB advances for the year ended December 31, 2002 and 2001 was 1.79% and 1.70%, respectively. For a more detailed discussion of the borrowings of the Company, see note 7 to the Company's consolidated financial statements included herein.

Trust Preferred Securities

        November 15, 2002, the Company executed a $5,155,000 floating rate Cumulative Trust Preferred Securities transaction ("Trust Preferred Securities") offered and sold by Main Street Banks Statutory Trust 1 (the "Trust"), having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in Floating Subordinated Debentures (the "Debentures") of the Company. The sole assets of the Trust are the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company. The Company owns all of the common securities of the Trust.

INTEREST RATE SENSITIVITY AND LIQUIDITY

Asset Liability Management

        The Company's primary risk exposures are credit (as discussed previously), interest rate risk and to a lesser degree, liquidity risk. The Bank operates under an Asset Liability and Risk Management policy approved by the Board of Directors of the Bank through the Asset and Liability Committee ("ALCO"). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank's assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank's interest rate risk objectives.

        The Bank's ALCO is comprised of senior officers of the Bank. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The ALCO's decisions are based upon policies established by the Bank's Board of Directors, which are designed to meet three goals—manage interest rate risk, improve interest rate spread and maintain adequate liquidity.

        The ALCO has developed a program of action which includes, among other things, the following: (i) selling substantially all conforming, long-term, fixed rate mortgage originations, (ii) originating and retaining for the portfolio shorter term, higher yielding loan products which meet the Company's underwriting criteria; and (iii) actively managing the Company's interest rate risk exposure.

Interest Rate Risk

        The normal course of business activity exposes the Company to interest rate risk. Interest rate risk is managed within an overall asset and liability framework for the Company. The principal objectives of asset and liability management are to guide the sensitivity of net interest spreads to potential changes in interest rates and enhance profitability in ways that promise sufficient reward for recognized and controlled risk. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. The Company's interest rate risk position is managed by ALCO. ALCO's objective is to optimize the Company's financial position, liquidity and net interest income, while remaining within the Board of Director's approved limits.

        The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies. The Company's net interest income simulation includes all financial assets and liabilities. This simulation measures both the term risk and basis risk in the Company's assets and liabilities. The simulation also captures the option characteristics of products, such as caps and floors on floating rate loans, the right to pre-pay mortgage loans without penalty and the ability of customers to withdraw deposits on demand. These options are modeled through the use of primarily historical customer behavior and statistical analysis. These simulations incorporate assumptions regarding balance sheet growth, asset and liability mix, pricing and maturity characteristics of the existing and projected balance sheets. Other interest rate-related risks such as prepayment, basis and option risk are also considered. Simulation results quantify interest risk under various interest rate scenarios. Management then develops and implements appropriate strategies. The Board of Directors regularly reviews the overall rate risk position and asset and liability management strategies.

        The Company uses three standard scenarios—rates unchanged, rising rates, and declining rates—in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 100 basis points upward and downward rate shock. The Company closely monitors each scenario to manage interest rate risk.

        Management estimates the Company's annual net interest income would increase approximately 3.6%, and decrease approximately 4.88% in an instantaneous 100 basis point rise and decline in interest rates, respectively. A fair market value analysis of the Company's balance sheet calculated under an instantaneous 100 basis point increase in rates at December 31, 2002, estimates a 12.28% increase in market value. The Company estimates a like decrease in rates would decrease market value 7.44%. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

        In fiscal 2003, the Company will continue to face term risk and basis risk and may be confronted with several risk scenarios. If interest rates rise, net interest income may actually increase if deposit rates lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit rates relative to market rates. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable, which could also create significant risk to net interest income.

        The Bank's ALCO has primary responsibility for managing the Company's exposure to interest rate risk. ALCO's subcommittee, the pricing committee, meets weekly to establish interest rates on loans and deposits and review interest rate sensitivity and liquidity positions.

        Interest rate sensitivity is a measure of exposure to changes in net interest income due to changes in market interest rates. The excess of interest earning assets over interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as "Gap." A positive Gap indicates an excess of interest rate sensitive assets over interest rate sensitive liabilities; a negative Gap indicates an excess of interest rate sensitive liabilities over interest rate sensitive assets.

        The following table presents the Company's interest sensitivity Gap between interest earnings assets and interest bearing liabilities at December 31, 2002. The Gap analysis is prepared using either actual repricing intervals or maturity dates when stated. Loans held for sale are included in less than three months since it is management's intent to sell them within that time. Equity securities having no stated maturity are reported after five years. Historically, the Company's NOW accounts and savings deposits have been relatively insensitive to interest rate changes. However, the Company considers a portion of money market accounts to be rate sensitive based on historical growth trends and management's expectations. Shortcomings are inherent in any Gap analysis since certain assets and liabilities may not move proportionally as interest rates change.

        The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2002:

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	After One Year	Total
	(Dollars in Thousands)
Interest—earning assets:
Investment securities	$5,669	$13,238	$23,284	$170,651	$212,842
Loans	424,090	92,081	81,268	385,047	982,486
Mortgage loans held for sale	8,176				8,176
Interest bearing deposits			1,782		1,782
Federal funds sold and short term investments	54,656				54,656
Total interest—earning assets	$492,591	$105,319	$106,334	$555,698	$1,259,942
Interest—bearing liabilities:
Demand, money market and savings deposits	$19,711	$112,634	$126,713	$302,565	$561,623
Time deposits	38,975	290,750	96,241	141,339	567,305
FHLB advances				50,000	50,000
Federal funds purchased and other borrowings	5,167	12,500		30,000	47,667
Total interest-bearing liabilities	$63,853	$415,884	$222,954	$523,904	$1,226,595
Rate Sensitive Assets/Rate Sensitive Liabilities	7.71	0.25	0.48	1.05	1.02
Period gap	428,738	(310,565)	(116,620)	28,094	29,647
Cumulative gap	428,738	118,173	1,553	29,647
Period gap to total assets	31.02%	(22.47)%	(8.44)%	2.03%
Cumulative gap to total assets	31.02%	8.55%	0.11%	2.15%

Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

        For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

        The Company's objective in using derivatives is to add stability to interest income and/or interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments, over the life of the agreements without exchange of the underlying principal amount. During 2002, such derivatives were used to hedge the variable cash inflows associated with existing variable-rate loans.

        As of December 31, 2002, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. At December 31, 2002, derivatives with a fair value of $1.4 million were included in other assets. The change in net unrealized gains/losses of $865,000 at December 31, 2001 (after-tax) for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders' equity and comprehensive income. No hedge ineffectiveness on cash flow hedges was recognized during 2002.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company's variable-rate loans. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $724,000 (pre-tax) of net unrealized gains from accumulated other comprehensive income to interest income during 2002. During 2003, the Company estimates that an additional $945,000 will be reclassified. The interest rate swap amortizes down by $15 million in April 2003 bringing the notional amount of the swap down to $35 million for the remainder of the year. The interest rate swap amortized down by another $15 million in April 2004 and the final $20 million matures in April 2005.

Liquidity

        Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company's liquidity needs have primarily been met by growth in core deposits, advances from Federal Home Loan Bank and raising capital. The Company's cash and Federal funds sold and cash flows from amortizing investment and loan portfolios have generally created an adequate liquidity position. Executive management reviews liquidity monthly. This review is from a regulatory as well as static and a four-quarter forecasted standpoint.

        Market and public confidence in the financial strength of the Company and financial institutions in general will determine the Corporation's access to supplementary sources of liquidity. The Company's capital levels and asset quality determine levels at which the Company can access supplementary funding sources.

        Liquidity management involves maintaining sufficient cash levels to meet the requirements of borrowers, depositors, and creditors and to fund operations. Obviously higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, securities maturing within one year, and money market instruments. In addition, the Company holds securities maturing after one year, which can be sold to meet liquidity needs.

        The Company relies primarily on customer deposits, securities sold under repurchase agreements and shareholders' equity to fund interest-earning assets. The Atlanta Federal Home Loan Bank ("FHLB") is also a major source of liquidity for the Bank. The FHLB allows member banks to borrow against their eligible collateral to satisfy their liquidity requirements.

        Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the Atlanta FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

        Maintaining a steady funding base is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities. This reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds.

        Short-term funding needs arise from funding of loan commitments and requests for new loans and from declines in deposits or other funding sources. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit of $100,000 and over

        Subject to certain limitations, the Bank may borrow funds from the Atlanta FHLB in the form of advances. Credit availability from the Atlanta FHLB to the Bank is based on the Bank's financial and operating condition. Borrowings from the FHLB to the Bank were approximately $50.0 million at December 31, 2002. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. Unused borrowing capacity at December 31, 2002 was approximately $125.2 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs.

        Additionally, the Bank has fed funds purchased lines with SunTrust, and the Bankers Bank in the amount of $20 million, and $30 million, respectively. Additionally the Company has a line of credit with SunTrust in the amount of $20 million.

Impact of Inflation

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

        The Company manages the impact of interest rate fluctuations by managing the net interest margin and relationship between its interest sensitive assets and liabilities. Changes in interest rates will affect the volume of loans generated and the values of investment securities and collateral held. Increasing interest rates generally decrease the value of securities and collateral and reduce loan demand, especially the demand for real estate loans. Declining interest rates tend to increase the value of securities and increase the demand for loans.

Capital Resources

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

        Shareholders' equity increased to $131.6 million at December 31, 2002 from $105.1 million at December 31, 2001, an increase of $26.4 million or 25.2%. This increase was the combined result of net income of $20.5 million, Johns Creek acquisition of $13.3 million, and net unrealized gains on investment securities available for sale of $3.8 million, less dividends declared on common stock of $6.6 million, and Treasury stock repurchases of $5.8 million.

        The following table provides a comparison of the Company's and the Bank's subsidiary's leverage and risk-weighted capital ratios as of December 31, 2002 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Provisions Action	Actual Ratio At December 31, 2002
The Company:
Leverage ratio	4.00%	5.00%	8.69%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.36%
Risk-based capital ratio	8.00%	10.00%	12.08%
The Bank:
Leverage ratio	4.00%	5.00%	9.24%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.44%
Risk-based capital ratio	8.00%	10.00%	12.69%

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 141 and No. 142

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" (Statement 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of Statement 142. Under Statement 142 intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144). The Company completes an impairment test annually and records the appropriate charges if any impairment in value is indicated.

FASB Statement No. 144

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective for fiscal years beginning after December 15, 2001 and applied prospectively. Statement 144 supersedes FASB Statement No. 121 (Statement 121) and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of Accounting Principle Board (APB) Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of Statement 144 did not have a material impact on the Company's financial condition or results of operations.

FASB Statement No. 145

        In April 2002, FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (Statement 145). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement 145 related to the recission of Statement 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The adoption of the provisions of Statement 145 did not have a material impact on the Company's financial condition or results of operations.

FASB Statement No. 146

        In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. Under Statement No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Company.

FASB Statement No. 147

        In October 2002, FASB issued Statement No. 147, "Acquisition of Certain Financial Institutions" (Statement 147). Statement 147 amends the previous accounting guidance which required for certain acquisitions of financial institutions where the fair market value of liabilities assumed was greater than the fair value of the tangible assets and identifiable intangible assets acquired to recognize and account for the excess as an unidentifiable intangible asset. Under the old guidance this unidentifiable intangible asset was to be amortized over a period no greater than the life of the long-term interest bearing assets acquired. Under Statement 147, this excess, if acquired in a business combination, represents goodwill that should be accounted for in accordance with Statement 142. In addition, Statement 147 amends Statement 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires. The provisions of Statement 147 were effective on October 1, 2002. The adoption of the provisions of Statement 147 did not have a material impact on the Company's financial position or results of operations.

FASB Statement No. 148

        In December 2002, the FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of Statement of Financial Accounting Standards No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 11 of the Notes to Consolidated Financial Statements for pro forma disclosure of the impact of stock options utilizing the Black-Scholes valuation method. The adoption of this statement did not have a material impact on the Company's financial condition or results from operations.

FASB Interpretation No. 45

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantees, Including Indirect Guarantees of Indebtedness of Others," to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issues or modified after December 31, 2002. The Company does not expect adoption of this Interpretation to have a material impact on the Company's financial statements.

QUARTERLY RESULTS

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

	2002 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in Thousands, except Per Share Data)
Interest income	$18,547	$19,688	$19,922	$21,032
Interest expense	6,302	6,236	5,994	6,359
Net interest income	12,245	13,452	13,928	14,673
Provision for loan losses	625	1,434	217	1,727
Securities gains (losses)	—	—	—	130
Earnings before income taxes	6,802	7,275	7,490	7,932
Operating income (1)	6,802	7,275	7,490	7,802
Net income	4,770	5,006	5,216	5,479
Net income per share, basic	0.30	0.32	0.33	.034
Net income per share, diluted	0.29	0.31	0.32	0.34
Operating income per share, diluted (1)	$0.29	$0.31	$0.32	$0.33
	2001 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in Thousands, except Per Share Data)
Interest income	$22,251	$21,379	$21,049	$20,073
Interest expense	10,443	9,506	8,320	6,953
Net interest income	11,808	11,873	12,729	13,120
Provision for loan losses	530	440	562	920
Securities gains (losses)	4	18	—	—
Earnings before income taxes	4,481	5,482	6,926	4,958
Operating income (1)	4,164	4,315	4,533	4,705
Net income	2,659	3,781	4,533	3,374
Net income per share, basic	.17	.24	.29	.22
Net income per share, diluted	.17	.23	.28	.21
Operating income per share, diluted (1)	$0.26	$0.27	$0.28	$0.29

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

ITEM 8. FINANCIAL STATEMENTS

        The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-39 of this Annual Report on Form 10-K.

  Consolidated Balance Sheets—December 31, 2002 and 2001

  Consolidated Statements of Income—Years Ended December 31, 2002, 2001 and 2000

  Consolidated Statements of Changes in Shareholders' Equity—Years Ended December 31, 2002, 2001 and 2000

  Consolidated Statements of Cash Flows—Years Ended December 31, 2002, 2001 and 2000

  Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the captions "Board of Directors", "Officers" and "Reports required by Section 16 (a) of the Securities Exchange Act of 1934" of the Proxy Statement of the Company for the 2003 Annual Meeting is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth under the captions "Executive Compensation", "Stock Options" and "Director Compensation" of the Proxy Statement of the Company for the 2003 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the captions "Security Ownership" of the Proxy Statement of the Company for the 2003 Annual Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the captions "Certain Transactions" and "Officers" of the Proxy Statement of the Company for the 2003 Annual Meeting is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures

            The Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures, as defined in Securities Exchange Act

    Rules 13a-14(c) and 15d-14(c) are effective. This conclusion was reached after an evaluation of these controls and procedures within 90 days of the filing of this Report.

  (b)
  Changes in internal controls

            We are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after December 31, 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Documents Filed as Part of this Report

  1.
  Financial Statements

    The financial statements of the Company and its consolidated subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K.

    2.
    Financial Statement Schedule

    All schedules are omitted as the required information is either inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

    3.
    Exhibits

No.	Description
2.1	Agreement and Plan of Merger dated December 11, 2002 between the Registrant and First Colony Bancshares, Inc. filed as Exhibit 2.1 to Registrant's Form S-4 filed on February 5, 2003 (SEC File No. 333-102984) (incorporated by reference)
3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-50762 on Form S-4)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-78046 on Form S-4)
10.1	Registrant's 1994 Substitute Incentive Stock Option Plan for The Westside Bank & Trust Company's Incentive Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-97300) (incorporated by reference) *
10.2	Form of Registrant's 1994 Incentive Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-97300) (incorporated by reference)*
10.3	Registrant's 1995 Directors Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-81053) (incorporated by reference)*
10.4	Form of Registrant's 1995 Directors Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-81053) (incorporated by reference)*
10.5	Registrant's 1996 Substitute Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-15069) (incorporated by reference)*
10.6	Form of Registrant's 1996 Substitute Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-15069) (incorporated by reference)*
10.7	Registrant's 1997 Directors Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-56473) (incorporated by reference)*
10.8	Form of Registrant's 1997 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-56473) (incorporated by reference)*

10.9	Registrant's 1997 Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-74555) (incorporated by reference)*
10.10	Form of Registrant's 1997 Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-74555) (incorporated by reference)*
10.11	Registrant's 1999 Directors Stock Option Plan included as Appendix B to the Joint Proxy Statement/Prospectus set forth in Part I of the Registration Statement*
10.12	Form of Registrant's 1999 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-88645) (incorporated by reference)*
10.13	Registrant's 2000 Directors Stock Option Plan files as Exhibit 4.1 to Form S-8 (File No. 333-49436) (incorporated by reference)*
10.14	Form of Registrant's 2000 Director's Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-49436) (incorporated by reference)*
10.15	Registrant's Omnibus Stock Ownership and Long Term Incentive Plan filed as Exhibit 4.1 to Form S8 (File No. 33365188) (incorporated by reference)*
10.16	Form of Registrant's Omnibus Stock Ownership and Long Term Incentive Plan Incentive Plan Option Agreement filed as Exhibit 4.2 to File S-8 (File No. 333-65188) (incorporated by reference)*
10.17	Form of Registrant's Omnibus Stock Ownership and Long Term Incentive Plan Restricted Stock Grant Agreement filed as Exhibit 4.3 to Form S-8 (File No. 333-65188)*
10.18	Employment Agreement dated May 24, 2000 between Registrant and Edward C. Milligan (incorporated by referenced to Exhibit 10.13 to Registration Statement No. 333-50762 on Form S-4)*
10.19	Employment Agreement dated May 24, 2000 between the Registrant and Robert R. Fowler, III (incorporated by referenced to Exhibit 10.14 to Registration Statement No. 333-50762 on Form S-4)*
10.20	Employment Agreement dated May 24, 2000 between the Registrant and Sam B. Hay (incorporated by referenced to Exhibit 10.15 to Registration Statement No. 333-50762 on Form S-4)*
10.21	Employment Agreement dated September 17, 2001 between the Registrant and Robert D. McDermott (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K filed with the Commission on March 29, 2002) *
10.22	Employment Agreement dated April 11, 2002 between the Registrant and Max S. Crowe (incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-Q filed with the Commission on August 13, 2002)*
10.23	Employment Agreement dated May 15, 2002 between the Registrant and John T. Monroe (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q filed with the Commission on November 14, 2002)*
21	The sole subsidiaries of the Registrant are Main Street Bank (Ga.), Williamson, Musselwhite & Main Street Insurance, Inc. (Ga.) and Main Street VA Partner, Inc. (Ga.). Main Street VA Partner, Inc. holds a 50% interest in Piedmont Settlement Services, L.L.P., a Pennsylvania limited liability partnership. Main Street Bank has a subsidiary MSB Holdings, Inc. (DE) which in turn has a subsidiary MSB Investments, Inc. (Ga.)
23.1	Consent of Independent Auditor, Ernst & Young LLP concerning the consolidated financial statements of Main Street Banks, Inc.

23.2	Consent of Mauldin & Jenkins, LLC concerning the financial statements of Walton Bank & Trust Co. Registration Statement No. 333-65188 on Form S-8, dated July 16, 2001 and related Prospectus
99.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b)
Reports on Form 8-K

        The Company filed one Form 8-K during the fourth quarter of the year ended December 31, 2002. It was filed on December 12, 2002 and related to the Company's announcements of the completion of the acquisition of First National Bank of Johns Creek and the execution of a definitive agreement to acquire First Colony Bancshares, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.
(Registrant)

By:	/s/ EDWARD C. MILLIGAN Edward C. Milligan, Chairman and Chief Executive Officer (Principal Executive Officer)	Date:	March 28, 2003
By:	/s/ ROBERT D. MCDERMOTT Robert D. McDermott, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date:	March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ ROBERT R. FOWLER, III Robert R. Fowler, III, Director	Date:	March 28, 2003
By:	/s/ SAMUEL B. HAY, III Samuel B. Hay, III, President and Director	Date:	March 28, 2003
By:	/s/ P. HARRIS HINES P. Harris Hines, Director	Date:	March 28, 2003
By:	/s/ HARRY L. HUDSON, JR. Harry L. Hudson, Jr., Director	Date:	March 28, 2003
By:	/s/ C. CANDLER HUNT C. Candler Hunt, Director	Date:	March 28, 2003
By:	/s/ FRANK B. TURNER Frank B. Turner, Director	Date:	March 28, 2003

CERTIFICATION

I, Edward C. Milligan, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Main Street Banks, Inc.:

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a materialfact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operationsand cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d—14) for the registrant and we have:
    a)
    Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

    b)
    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a)
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6)
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ EDWARD C. MILLIGAN Edward C. Milligan Chairman and Chief Executive Officer

CERTIFICATION

I, Robert D. McDermott, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Main Street Banks, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a)
    Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a)
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ROBERT D. MCDERMOTT Robert D. McDermott Principal Financial Officer

Main Street Banks, Inc. and Subsidiaries
Consolidated Financial Statements
Years ended December 31, 2002 and 2001
With report of Independent Auditors

Report of Independent Auditors

Board of Directors
Main Street Banks, Inc.

        We have audited the accompanying consolidated balance sheets of Main Street Banks, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Banks, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                      /s/  ERNST & YOUNG LLP

January 13, 2003
Atlanta, Georgia

Main Street Banks, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31
	2002	2001
Assets
Cash and due from banks	$43,711,817	$36,002,196
Interest-bearing deposits in banks	1,782,121	14,509,315
Federal funds sold and securities purchased under agreements to resell	54,656,351	60,431,897
Investment securities available for sale	208,455,409	118,329,273
Investment securities held to maturity (fair value of $754,704 and $729,102 at December 31, 2002 and 2001, respectively)	687,562	686,966
Other investments	3,699,368	4,118,600
Mortgage loans held for sale	8,175,522	9,193,983
Loans, net of unearned income	982,486,447	811,446,346
Allowance for loan losses	(14,588,582)	(12,017,448)

Loans, net	967,897,865	799,428,898
Premises and equipment, net	31,674,673	26,692,404
Other real estate	815,880	1,266,650
Accrued interest receivable	6,437,290	5,643,803
Goodwill and other intangible assets, net	16,372,018	705,867
Bank owned life insurance	30,904,434	29,076,678
Other assets	6,719,791	4,081,361

Total assets	$1,381,990,101	$1,110,167,891

Liabilities and shareholders' equity
Liabilities:
Deposits:
Noninterest-bearing demand	$184,130,490	$160,675,955
Interest-bearing demand and money market	330,230,983	250,925,349
Savings	47,261,815	50,311,997
Time deposits of $100,000 or more	197,098,700	152,749,296
Other time deposits	370,205,897	293,518,204

Total deposits	1,128,927,885	908,180,801
Accrued interest payable	3,723,167	4,570,179
Federal Home Loan Bank advances	50,000,000	75,121,250
Federal funds purchased and securities sold under repurchase agreements	47,666,699	15,504,355
Trust preferred securities	5,155,000	—
Other liabilities	14,860,481	1,669,954

Total liabilities	1,250,333,232	1,005,046,539
Shareholders' equity
Common stock—no par value per share; 50,000,000 shares authorized; issued and outstanding shares of 16,242,498 and 15,699,201 at December 31, 2002 and 2001, respectively	46,912,168	32,407,424
Retained earnings	86,041,957	72,018,255
Accumulated other comprehensive income	5,561,196	1,729,548
Treasury stock, 464,082 and 169,082 shares at December 31, 2002 and 2001, respectively.	(6,858,452)	(1,033,875)

Total shareholders' equity	131,656,869	105,121,352

Total liabilities and shareholders' equity	$1,381,990,101	$1,110,167,891

See accompanying notes to consolidated financial statements.

Main Street Banks, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
	2002	2001	2000
Interest income:
Loans, including fees	$68,657,109	$73,560,370	$73,397,172
Interest on investment:
Taxable	7,874,718	7,220,786	7,463,314
Non-taxable	1,652,088	1,296,363	1,185,401
Interest on other investments	223,596	295,733	—
Federal funds sold and securities purchased under agreements to resell	722,341	2,236,448	3,511,775
Interest-bearing deposits in banks	59,032	142,320	77,258

Total interest income	79,188,884	84,752,020	85,634,920
Interest expense:
Interest-bearing demand and money market	3,042,186	4,086,044	5,616,396
Savings	421,288	800,242	1,100,004
Time deposits of $100,000 or more	6,535,736	9,062,793	7,177,496
Other time deposits	12,156,678	18,689,736	19,866,926
Federal funds purchased	86,204	189,495	412,576
Federal Home Loan Bank advances	1,315,891	2,328,041	3,204,208
Interest expense on Trust preferred securities	30,638	—	—
Other	1,302,104	65,676	21,067

Total interest expense	24,890,725	35,222,027	37,398,673

Net interest income	54,298,159	49,529,993	48,236,247
Provision for loan losses	4,003,000	2,452,000	2,184,000

Net interest income after provision for loan losses	50,295,159	47,077,993	46,052,247
Noninterest income:
Service charges on deposit accounts	7,018,598	5,993,263	5,104,178
Mortgage origination fees	1,691,663	1,445,479	938,925
Investment division commissions	361,453	381,854	428,194
Insurance agency income	3,929,643	2,677,348	2307,717
Investment securities gains (losses)	130,310	22,191	(512,568)
Gain on sales of SBA loans	735,518	431,874	67,855
(Loss) gain on sales of premises and equipment	(24,984)	15,698	48,985
Gain on sales of mortgage loans	884,360	798,326	389,075
Income on BOLI	1,827,755	76,678	—
Other income	2,523,319	2,268,846	1,903,334

Total non-interest income	$19,077,635	$14,111,557	$10,675,705

Non-interest expense:
Salaries and other compensation	19,910,896	16,930,153	15,949,593
Employee benefits	3,247,391	2,699,905	3,045,412
Net occupancy and equipment expense	4,710,229	4,882,634	4,887,013
Data processing fees	1,147,255	706,023	654,164
Professional services	1,264,880	1,032,249	912,241
Regulatory agency assessments	262,732	249,540	339,535
Amortization of intangible assets	180,150	239,667	438,767
Merger expense	-0-	3,303,475	1,085,774
Other expense	9,149,955	9,298,598	7,728,698

Total non-interest expense	39,873,488	39,342,244	35,041,197

Income before income taxes	29,499,306	21,847,306	21,686,755
Income tax expense	9,028,608	7,500,130	7,761,521

Net income	$20,470,698	$14,347,176	$13,925,234

Earnings per share:
Basic	$1.30	$.92	$.90
Diluted	$1.26	$.89	$.88
Weighted average common shares outstanding:
Basic	15,706,176	15,639,610	15,486,996
Diluted	16,186,149	16,110,970	15,803,727

See accompanying notes to consolidated financial statements.

Main Street Banks, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	15,445,220	$31,101,701	169,082	$(1,033,875)	$53,048,535	$(3,062,349)	$80,054,012
Net Income					13,925,234		13,925,234
Comprehensive income:
Net unrealized gains on investment securities available for sale arising in current year						3,000,496	3,000,496
Cash dividends					(3,681,257)		(3,681,257)
Restricted stock award plan	69,955	301,485					301,485
Exercise of stock options	22,500	135,000					135,000
Stock forfeited under restricted stock award plan	(3,516)	(15,400)					(15,400)
Tax benefit from exercise of stock option					54,818		54,818

Balance at December 31, 2000	15,534,159	31,522,786	169,082	(1,033,875)	63,347,204	(61,853)	93,774,262
Net income					14,347,176		14,347,176
Comprehensive income:
Net unrealized gains on investment securities available for sale arising in current year						1,791,401	1,791,401
Cash dividends					(5,808,235)		(5,808,235)
Exercise of stock options	126,595	580,629					580,629
Restricted stock award plan	43,780	328,350					328,350
Restricted stock forfeited	(5,333)	(24,341)					(24,341)
Tax benefit from exercise of stock options					132,110		132,110

Balance at December 31, 2001	15,699,201	32,407,424	169,082	(1,033,875)	72,018,255	1,729,548	105,121,352
Net income					20,470,698		20,470,698
Comprehensive income:
Net unrealized gains on investment securities available for sale arising in current year net of deferred tax expense of 1,505,367						2,922,184
Change in fair value of derivative instruments in current year net of deferred tax expense of 468,511						909,464
Total comprehensive income							3,831,648
Shares issued in FNB Johns Creek Acquisition	647,510	13,260,798					13,260,798
Treasury Stock	(295,000)		295,000	(5,824,577)			(5,824,577)
Cash dividends					(6,601,057)		(6,601,057)
Restricted stock award plan	67,500	336,750					336,750
Exercise of stock options	127,125	930,274					930,274
Restricted stock forfeited	(3,838)	(23,078)					(23,078)
Tax benefit from exercise of stock options					154,061		154,061

Balance at December 31, 2002	16,242,498	$46,912,168	464,082	$(6,858,452)	$86,041,957	$5,561,196	$131,656,869

See accompanying notes to consolidated financial statements.

Main Street Banks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2002	2001	2000
Operating activities
Net income	$20,470,698	$14,347,176	$13,925,234
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,003,000	2,452,000	2,184,000
Depreciation and amortization of premises and equipment	2,457,223	2,187,811	2,242,473
Amortization of intangible assets	180,150	239,667	438,767
Loss (gain) on sales of other real estate	12,664	44,113	(6,618)
Investment securities (gains) losses	(130,310)	(22,191)	512,568
Net (accretion) of investment securities	606,777	(498,420)	(220,957)
Net accretion of loans purchased	(55,458)	(63,981)	(60,882)
Loss (gain) on sales of premises and equipment	24,984	(59,812)	(48,985)
Net decrease (increase) in mortgage loans held for sale	1,018,461	(6,945,568)	(502,676)
Gains on sales of mortgage loans	(884,360)	(684,532)	(389,075)
Gains on sales of other loans	(735,518)	(545,668)	(67,855)
Deferred income tax benefit	(1,288,460)	(338,124)	(127,142)
Deferred net loan fees	(110,378)	(71,970)	(35,874)
Vesting in restricted stock award plan	656,246	472,134	372,147
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(793,487)	1,572,591	(3,095,256)
Increase cash surrender value of bank owned life insurance	(1,827,756)	(76,678)	—
(Decrease) increase in accrued interest payable	(847,012)	(1,082,506)	2,435,102
Other	2,427,323	1,623,463	(2,114,952)

Net cash provided by operating activities	25,184,787	12,549,505	15,440,019
Investing activities
Purchases of investment securities held to maturity	—	—	(4,543,940)
Purchases of investment securities available for sale	(151,187,519)	(40,187,121)	(61,426,366)
Purchases of other investments	—	(308,500)	(435,344)
Maturities of investment securities held to maturity	—	—	2,245,688
Maturities and calls of investment securities available for sale	51,877,247	84,878,886	10,587,786
Proceeds from sales of investment securities available for sale	11,245,427	6,655,982	15,036,570
Net increase in loans funded	(75,008,354)	(75,483,275)	(67,613,801)
Purchase of Bank Owned Life Insurance	—	(29,000,000)	—
Purchases of premises and equipment	(4,841,142)	(2,822,793)	(2,215,887)
Proceeds from sales of premises and equipment	3,089,836	90,239	501,903
Proceeds from sales of other real estate	3,405,510	2,246,745	1,205,001
Purchase of Treasury stock	(5,824,577)	—	—

Net cash used in investing activities	(167,243,572)	(53,929,837)	(106,658,390)

Financing activities
Net increase in demand and savings accounts	65,155,691	76,582,030	23,770,598
Increase (decrease) in time deposits	59,584,664	(54,310,739)	107,885,290
Increase in federal funds purchased and securities sold under repurchase agreements	32,162,344	(17,111,304)	13,738,721
Net (decrease) increase in Federal Home Loan Bank advances	(25,121,250)	22,993,750	2,985,000
Dividends paid	(6,601,057)	(5,808,235)	(4,382,624)
Proceeds from Trust preferred securities	5,155,000	—	—
Proceeds from the issuance of common stock	930,274	580,629	301,485

Net cash provided by financing activities	131,265,666	22,926,131	144,298,470
Net (decrease) increase in cash and cash equivalents	(10,793,119)	(18,454,201)	53,080,099
Cash and cash equivalents at beginning of year	110,943,408	129,397,609	76,317,510
Cash and cash equivalents at end of year	100,150,289	110,943,408	129,397,609
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$25,737,737	$36,304,533	$34,963,571
Income taxes, net	$7,250,000	$8,075,000	$6,643,775
Supplemental disclosures of non-cash transactions
Loans transferred to real estate acquired through foreclosure	$3,334,588	$1,521,898	$2,681,393
Sales of other real estate financed	$2,425,630	$—	$262,400

See accompanying notes to consolidated financial statements.

Main Street Banks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

1. Summary of Significant Accounting Policies

Description of Business

        Main Street Banks, Inc. (the "Parent" or the "Company") is a bank holding company which conducts business primarily in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale and Walton counties in Georgia through its wholly owned subsidiaries, Main Street Bank ("Main Street" or the "Bank"), and Williamson, Musselwhite & Main Street Insurance, Inc. ("Williamson"). Prior to January 2, 2001, the Parent was known as First Sterling Banks, Inc. On December 29, 2000, former bank subsidiaries, The Westside Bank & Trust Company ("Westside"), The Eastside Bank & Trust Company ("Eastside"), and Community Bank of Georgia ("Community") were merged into Main Street Bank. The Bank provides a full range of traditional banking, mortgage banking, investment services and insurance services to individual and corporate customers in its primary market areas and surrounding counties.

        During 2001 the Bank formed MSB Holdings, Inc., a holding company and MSB Investments Inc., a real estate investment trust ("REIT"). These companies were established in order to strengthen the Bank's capital position. The establishment of a REIT subsidiary is expected to allow the Bank to increase the effective yield on its real estate related assets and residential mortgage loan portfolios by transferring a portion of those assets and loans to an entity that receives favorable tax treatment.

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

Basis of Presentation

        The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiaries, the Bank, and Williamson, Musselwhite & Main Street Insurance. All significant inter-company transactions and balances have been eliminated in consolidation.

        Certain previously reported amounts have been reclassified to conform to the 2002 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity.

        During 2002, the Company completed the acquisition of First National Bank of Johns Creek. This purchase transaction was concluded on December 11, 2002. The results of operations for Johns Creek are included from the date of purchase.

        As described more fully in Note 16, the accompanying financial statements have been restated to account for the pooling of interests between the former First Sterling Banks, Inc. and Main Street

Banks, Inc., which occurred on May 24, 2000, the pooling of interests between the Company and Williamson, which occurred on December 28, 2000, and the pooling of interests between the Company and Walton Bank and Trust Company, which occurred on January 25, 2001. In business combinations accounted for as poolings-of-interests, the financial position, results of operations and cash flows of the respective companies are restated as though the companies were combined for all periods presented.

Investment Securities

        Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investment securities are classified as held to maturity when the Company has the positive intent and the ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Under the provisions of Statement No. 138 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 138"), a company can elect to make a one-time transfer of investment securities from held to maturity to available for sale without tainting the held to maturity category. On January 1, 2001, upon adoption of Statement 138, the Company transferred $17,851,829 of investment securities to the available for sale category from the held to maturity category.

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

Premises and Equipment

        Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using primarily accelerated methods over the estimated useful lives of the assets, which range from 3 to 40 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.

Other Real Estate Owned

        Other real estate owned represents property acquired through foreclosure or in settlement of loans and is recorded at the lower of cost or fair value, based on current market appraisals, less estimated selling expenses. Losses incurred in the acquisition of foreclosed properties are charged against the allowance for loan losses at the time of foreclosure. Subsequent write-downs of other real estate are charged to current operations.

Goodwill

        The adoption of Statement of Financial Accounting Standards No. 142 ("Statement No. 142") resulted in the Company no longer amortizing goodwill. Prior to 2002, goodwill was amortized over periods ranging from 10 to 15 years. The Company tests goodwill for impairment annually. There has been no impairment resulting from these impairment tests to date. The adoption of Statement No. 142 had no material impact on the financial condition or operating results of the Company for prior years. As a result, no pro-forma earnings data is presented.

Other Intangible Assets

        Intangible assets related to capital lease rights are being amortized over the term of the related lease using the straight-line method. Accumulated amortization was $2,111,533 and $1,977,133 at December 31, 2002 and 2001, respectively. Amortization expense totaled $180,150, $239,667 and $438,767 for the years ended December 31, 2002, 2001 and 2000, respectively.

Securities Sold Under Repurchase Agreements

        The Company uses securities sold under repurchase agreements as an investment option for some commercial customers. Such securities sold under repurchase agreements are classified as secured borrowings, and generally mature within one to four days from the transaction date. The Company also uses securities sold under repurchased agreements as a funding source, which may have longer maturities up to three years or more. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities.

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

Earnings Per Share

        The Company accounts for earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("Statement 128").

        The computation of diluted earnings per share is as follows:

	Year ended December 31
	2002	2001	2000
Numerator:
Basic and diluted net income	$20,470,698	$14,347,176	$13,925,234
Denominator:
Basic weighted average shares	15,706,176	15,639,610	15,486,996
Effect of employee stock options	479,973	471,360	316,731

Diluted weighted average shares	16,186,149	16,110,970	15,803,727
Diluted earnings per share	$1.26	$.89	$.88

Advertising Costs

        In accordance with SOP 93-7, the Company expenses advertising costs as incurred. Advertising costs expensed in the years ended December 31, 2002, 2001, and 2000 were not significant.

Financial Instruments

        In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or when related fees are incurred or received.

Comprehensive Income

        Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting Comprehensive Income, describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available for sale securities and the value of derivatives qualifying for special hedge accounting as cash flow hedges.

Cash and Cash Equivalents

        For purposes of presentation in the statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Risk Management Instruments

        Interest rate swaps are used periodically as part of the Company's overall interest rate risk management and are designated as hedges of interest-bearing assets or liabilities. These derivatives modify the interest rate characteristics of specified financial instruments. Amounts receivable or payable under interest rate swap are recognized in net interest income. To qualify for special hedge accounting, a swap must be designated and documented as a hedge and be effective in reducing the market risk associated with the existing asset or liability that is being hedged. Effectiveness of the hedge is evaluated on an initial and ongoing basis using statistical calculations of correlation. If the underlying designated item is no longer held, any previously unrecognized gain or loss on the derivative contract is recognized in earnings and the contract is subsequently accounted for at fair value.

Recent Accounting Pronouncements

FASB Statement No. 141 and No. 142

        In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of Statement 142. Under Statement 142 intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). The Company completes an impairment test annually and records the appropriate charges if any impairment in value is indicated. The adoption of the statement did not have a material impact on the financial condition or operating results of the Company.

FASB Statement No. 144

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective for fiscal years beginning after December 15, 2001 and applied prospectively. Statement 144 supersedes FASB Statement No. 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of Accounting Principle Board (APB) Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of Statement 144 did not have a material impact on the Company's financial condition or results of operations.

FASB Statement No. 145

        In April 2002, FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (Statement 145). Statement 145

rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement 145 related to the recission of Statement 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The adoption of the provisions of Statement 145 did not have a material impact on the Company's financial condition or results of operations.

FASB Statement No. 146

        In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. Under Statement No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Company.

FASB Statement No. 147

        In October 2002, FASB issued Statement No. 147, "Acquisition of Certain Financial Institutions" ("Statement 147"). Statement 147 amends the previous accounting guidance which required for certain acquisitions of financial institutions where the fair market value of liabilities assumed was greater than the fair value of the tangible assets and identifiable intangible assets acquired to recognize and account for the excess as an unidentifiable intangible asset. Under the old guidance this unidentifiable intangible asset was to be amortized over a period no greater than the life of the long-term interest bearing assets acquired. Under Statement 147, this excess, if acquired in a business combination, represents goodwill that should be accounted for in accordance with Statement 142. In addition, Statement 147 amends Statement 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires. The provisions of Statement 147 were effective on October 1, 2002. The adoption of the provisions of Statement 147 did not have a material impact on the Company's financial position or results of operations.

1. Summary of Significant Accounting Policies (Continued)

FASB Statement No. 148

        In December 2002, the FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of Statement of Financial Accounting Standards No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 11 for pro forma disclosure of the impact of stock options utilizing the Black-Scholes valuation method. The adoption of this statement did not have a material impact on the financial condition or operating results of the Company.

FASB Interpretation No. 45

        In November 2002, FASB issued Interpretation No. 45 ("FIN 45"), "Guarantees, Including Indirect Guarantees of Indebtedness of Others," to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issues or modified after December 31, 2002. The Company does not expect adoption of this Interpretation to have a material impact on the Company's financial statements.

2. Cash and Due From Banks

        The Company is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks, or in cash. The average reserve requirements at December 31, 2002 and 2001 were approximately $1,633,000 and $173,000 respectively. The increase in the reserve requirement between 2002 and 2001, is the result of growth in the Company's transaction type deposit accounts.

3. Investment Securities

        The amortized cost and estimated fair value of investment securities are as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to maturity securities
States and political subdivisions	$687,562	$67,142	$—	$754,704
Available for sale securities
U.S. Treasury securities	86,966	1,339	—	88,305
U.S. Government agencies and corporations	42,565,424	2,362,411	—	44,927,835
States and political subdivisions	41,260,251	2,256,511	(11,230)	43,505,532
Mortgage-backed securities	117,491,427	2,442,310		119,933,737

Total	$201,404,068	$7,062,571	$(11,230)	$208,455,409

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to maturity securities
States and political subdivisions	$686,966	$42,136	$—	$729,102
Available for sale securities
U.S. Treasury securities	86,903	3,930	—	90,833
U.S. Government agencies and corporations	53,557,338	1,707,544	(46,601)	55,218,281
States and political subdivisions	30,996,343	740,102	(233,238)	31,503,207
Mortgage-backed securities	31,135,433	463,035	(81,516)	31,516,952

Total	$115,776,017	$2,914,611	$(361,355)	$118,329,273

        Other investments are recorded at cost, which approximates market value, and are composed of the following:

	December 31
	2002	2001
Federal Home Loan Bank stock	2,950,000	3,756,100
Southeast Bankcard Association stock	40,000	40,000
North Georgia Bank stock	150,000	150,000
Banker's Bank stock	222,568	172,500
Other investments	336,800	—

Total	$3,699,368	$4,118,600

        The amortized cost and estimated fair value of investment securities held to maturity and available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations without call or prepayment penalties.

	Investment Securities Held to Maturity		Investment Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$8,213,947	$8,422,472
Due after one year through five years	262,124	282,456	49,814,711	52,638,830
Due after five years through ten years	425,438	472,248	35,956,142	37,165,225
Due after ten years			107,419,268	110,228,882

Total	$687,562	$754,704	$201,404,068	$208,455,409

        During 2002, 2001 and 2000, proceeds from sales of investment securities available for sale were $11,245,427, $6,655,982 and $15,036,570, respectively, with gross realized gains and losses of $130,310, $22,191 and ($512,568), respectively. The tax impact of the gain or loss on these transactions was $44,305, $7,545 and ($174,273) for the years ended December 31, 2002, 2001, and 2000, respectively. The method followed in determining the cost of investments sold is specific identification.

        Securities with carrying values of $112,360,114 and $100,864,688 and estimated fair values of $116,355,552 and $100,864,688 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits.

4. Loans

        Loans are summarized as follows:

	December 31
	2002	2001
Commercial and industrial	$104,061,368	$68,320,271
Real estate construction	238,415,023	173,464,129
Residential mortgage	198,400,329	152,226,068
Commercial real estate	404,630,039	366,002,884
Consumer and other	38,386,805	53,074,956
Less:
Purchase discount	(109,273)	(164,732)
Deferred net loan fees	(1,233,812)	(1,342,428)
Unearned income	(64,032)	(134,802)

Total loans, net of unearned income	982,486,447	811,446,346
Allowance for loan losses	(14,588,582)	(12,017,448)

Loans, net	$967,897,865	$799,428,898

        Nonaccrual loans were $3,356,901 and $1,414,926 at December 31, 2002 and 2001, respectively. The allowance for loan losses related to these impaired loans was $503,535 and $212,239 at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans was $3,485,002; $1,269,093; and $1,242,984 for the years ended December 31, 2002, 2001 and 2000, respectively. If such loans had been on an accrual basis, interest income would have been approximately $217,272; $63,421; and $109,997, higher for the years ended December 31, 2002, 2001 and 2000, respectively.

        An analysis of activity in the allowance for loan losses is as follows:

	Year ended December 31
	2002	2001	2000
Balance at beginning of year	$12,017,448	$10,907,424	$9,743,922
Provision for loan losses	4,003,000	2,452,000	2,184,000
Loans charged off	(3,149,859)	(1,685,070)	(1,374,110)
Recoveries of loans previously charged off	243,039	343,094	353,612
Allowance of purchased institution at acquisition date	1,474,954	—	—

Balance at end of year	$14,588,582	$12,017,448	$10,907,424

        A substantial portion of the Company's loans are secured by real estate in northeast Georgia communities, primarily in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale, and Walton counties. In addition, a substantial portion of real estate acquired through foreclosure consists of single-family residential properties and land located in these same markets. The ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of real estate are susceptible to changes in market conditions in northeast Georgia.

5. Premises and Equipment

        Premises and equipment are composed of the following:

	December 31
	2002	2001
Land	$7,715,019	$6,854,839
Buildings and leasehold improvements	19,374,308	17,875,532
Furniture, fixtures and equipment	14,613,469	13,697,120
Construction in process	2,448,372	1,020,328
Less: accumulated depreciation and amortization	(12,476,495)	(12,755,415)

Total Premises & Equipment	$31,674,673	$26,692,404

        Depreciation and amortization expense totaled $2,457,223, $2,187,811 and $2,242,473 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company leases certain buildings and various equipment under operating leases. Minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2002 are as follows:

2003	$505,155
2004	460,930
2005	418,934
2006	386,587
2007	314,347
Thereafter	1,377,143

Total minimum lease payments	$3,463,096

        Rental expense for all operating leases was $524,497, $407,424 and $415,299 in 2002, 2001 and 2000, respectively.

6. Interest Bearing Deposits

        A summary of time deposits by year of maturity at December 31, 2002 is as follows:

2003	$425,464,117
2004	121,113,826
2005	9,225,764
2006	5,542,303
2007	5,840,972
After 2007	117,615

Total	$567,304,597

        The Company had $197,098,700 and $152,749,296 in time deposits over $100,000 at December 31, 2002 and 2001, respectively. Interest expense on these deposits was $6,535,736, $9,062,793, and $7,177,496 for the years ended December 31, 2002, 2001 and 2000, respectively.

7. Borrowings

        At December 31, 2002 and 2001 the Company had advances from the Federal Home Loan Bank totaling $50,000,000 and $75,121,250, respectively. The Company has pledged all of its eligible residential mortgage loans secured by first mortgages on one-to-four family dwellings as collateral. The Company has also pledged eligible commercial real estate loans. The Company is allowed to borrow up to 75% of the balance of the eligible first mortgage loans pledged as collateral, and up to 50% of the eligible commercial real estate loans. At December 31, 2002 and 2001 the available balance under the Company's line with the Federal Home Loan Bank was approximately $125,209,000 and $9,850,750, respectively. This increase is the combined result of a decrease in the amount borrowed at the Federal Home Loan Bank, as well as the addition of the commercial real estate collateral. At December 31, 2002, the Company has two advances of $25,000,000 each, one of which has a rate of 1.58% and matures in July 2004 and the other of which has a rate of 1.99% and matures in July 2005.

Other borrowings

        At December 31, 2002 the Company had additional borrowings outstanding as shown in the table below:

Description	Amount	Maturity	Rate
Securities sold under repurchase agreements	12,500,000	4/2003	2.77%
Securities sold under repurchase agreements	17,500,000	4/2004	3.82%
Securities sold under repurchase agreements	12,500,000	4/2005	4.46%
Retail customer repurchase agreements	5,166,699	various	1.86%
Trust preferred securities	5,155,000		4.65%

        The securities sold under repurchase agreements noted above are with Solomon Smith Barney. Government agency and mortgage backed securities in the amount of $47,129,764 are pledged as collateral for these agreements.

        The following table stratifies the Bank's borrowings as short-term and long-term:

Description	Amount	Rate
Short Term:
Securities sold under repurchase agreements	$12,500,000	2.77%
Retail Customer repurchase agreements	5,166,699	1.86%
Federal funds purchased	—
Total Short term borrowings	17,666,699	2.52%
Long Term:
Federal Home Loan Bank Advances	50,000,000	1.79%
Securities sold under repurchase agreements	30,000,000	4.09%
Trust preferred securities	5,155,000	4.65%

Total Long Term	85,155,000	2.77%

8. Income Taxes

        Income tax expense is summarized as follows:

	Year ended December 31
	2002	2001	2000
Current income tax expense	$10,317,068	$7,838,254	$7,888,663
Deferred income tax benefit	(1,288,460)	(338,124)	(127,142)

Income Tax Expense	$9,028,608	$7,500,130	$7,761,521

        State income tax expense for the year ended December 31, 2002 was comprised of $377,026 of current tax expense and ($377,026) of current tax benefit. No state income tax was paid as a result of the establishment of a REIT subsidiary. The REIT allows the Bank to increase the effective yield on its real estate related assets and residential mortgage loan portfolios by transferring a portion of the assets and loans to an entity that receives favorable tax treatment. A reconciliation of income tax computed at statutory rates to total income tax expense is as follows:

	Year ended December 31
	2002	2001	2000
Pretax income	$29,499,306	$21,847,306	$21,686,755
Income tax computed at statutory rate	10,324,757	$7,646,557	$7,373,497
Increase (decrease) resulting from:
Tax-exempt interest	(1,368,669)	(590,509)	(503,237)
Nondeductible interest on tax-exempt investments	160,560	50,050	59,500
Nondeductible merger expenses	—	455,000	330,800
Other, net	(88,040)	(60,968)	500,961

Income Tax Expense	$9,028,608	$7,500,130	$7,761,521

        The following summarizes the significant components of the Company's deferred tax assets and (liabilities):

	December 31
	2002	2001
Reserve for loan losses	$5,198,516	$4,471,693
Depreciation on premises and equipment	(1,611,637)	(1,006,721)
Core deposit intangible	153,121	123,259
Deferred net loan fees	492,280	540,917
Net unrealized gains on investment securities available for sale	(2,120,115)	(998,637)
Other, net	(1,654,004)	(1,097,778)

Net deferred tax asset	$458,161	$2,032,733

9. Employee Benefits

        The Company sponsors a 401(k) Employee Savings Plan that permits employees to defer annual cash compensation as specified under the plan. The Board of Directors determines the annual Company contribution, which was $326,285, $236,465 and $255,826, in 2002, 2001 and 2000, respectively.

        The Company has a Management Incentive Bonus Plan for key executives that provides annual cash awards, if approved, based on eligible compensation and achieving earnings goals. The Company also has a General Bonus Plan that provides for annual cash awards to eligible employees as established by the Board of Directors. The total expense under these plans was $2,201,541, $1,096,566 and $1,185,623 in 2002, 2001 and 2000, respectively.

10. Related Party Transactions

        Directors, executive officers, and their related interests were customers of the Company and had other transactions with the Company in the ordinary course of business. Loans outstanding to certain directors, executive officers, and their related interests at December 31, 2002 and 2001 were $636,298 and $644,124, respectively. For the years ended December 31, 2002 and 2001, $983,403 and $0, respectively of such loans were made and loan repayments totaled $554,528 and $14,386 for the respective years. It is the policy of the Company that such transactions are made on substantially the same terms as those prevailing at the time for comparable loans to other persons and do not involve more than normal risks of collectability or present other unfavorable features. All of these loans are in a current and performing status as of the report date. These individuals and their related interests also maintain customary demand and time deposit accounts with the Company. These totaled approximately $326,000 at December 31, 2002.

        The Company has operating leases for bank premises that are owned by related parties. These related parties consist of an individual who is a primary shareholder, member of the Board of Directors, and an Executive Officer of the Company, and also members of this individual's family. Terms for these related party leases are substantially the same as those that would be expected to prevail in the marketplace. During 2002, 2001 and 2000, total lease payments under these related party leases totaled approximately $212,000, $270,000 and $250,000, respectively.

11. Stock Options and Long-Term Compensation Plans

        The Company has elected to follow Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options.

        The Company has a nonqualified Restricted Stock Award Plan and a Long-term Incentive Plan, which grant restricted stock and other stock based compensation to key executives and officers of the Company. In the case of restricted stock, Company executives and officers designated, as an "eligible executive" will vest in the number of shares of common stock awarded under the plan based on service over a five-year period. A total of 960,000 shares were authorized to be issued under the plans, with 829,242 and 761,742 shares of restricted stock issued as of December 31, 2002 and 2001, respectively. A total of 692,614 and 651,320 shares were vested with 136,628 and 110,422 shares issued and unvested as of December 31, 2002 and 2001.

        In 2000, the Board of Directors approved the Omnibus Stock Ownership and Long-Term Incentive Plan ("Omnibus Plan") under which incentive stock options and non-qualified stock options to acquire shares of common stock, restricted stock, stock appreciation rights or units may be granted to eligible employees. During 2002, the Company issued 67,500 shares of restricted stock under the Omnibus Plan.

        At December 31, 2002 and 2001, the Company had 109,862 and 293,362 shares, respectively, of its authorized but unissued common stock reserved for future grants under the Omnibus Plan. During 2002, 183,500 options were granted under the Omnibus Plan. Option prices under all stock option plans are equal to the fair value of the Company's common stock on the date of the grant. The options vest over time periods determined by the Compensation Committee of the Board of Directors and expire ten years from date of grant. A summary of the Company's stock option activity and related information is as follows:

	2002		2001		2000
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	1,152,353	$9.89	1,141,096	$8.34	741,298	$5.73
Granted	483,521	18.31	158,308	16.49	469,753	11.85
Exercised	(127,125)	7.31	(126,595)	4.44	(69,955)	4.31
Terminated	(43,240)	13.77	(20,456)	8.19
Under option, end of year	1,465,509	12.77	1,152,353	9.89	1,141,096	8.34
Exercisable, end of year	633,719	8.01	760,405	$8.18	830,259	$7.12

        Following is a summary of the status of options outstanding at December 31, 2002:

	Under Option
			Weighted- Average Remaining Contractual Life	Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Exercise Price		Number Exercisable	Weighted-Average Exercise Price
2.42-4.81	186,098	3.24	3	186,098	3.24
4.82-7.19	165,908	6.97	5	165,908	6.97
7.40-9.72	1,150	7.40	6	1.150	7.40
11.08-13.20	489,994	11.83	8	280.563	11.80
13.21-18.99	167,618	16.44	9	—	—
19.01-21.00	454,741	19.47	10	—	—

	1,465,509			633,719

        Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest of 3.47%, 5.09% and 5.28%, respectively; dividend yield of 1.95%, 2.47% and 2.29%, respectively; volatility factor of the expected market price of the Company's common stock of .247, .288, and .448, respectively; and a weighted-average expected life of the options of 8 years in 2002, 2001 and 2000. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of options granted during 2002, 2001 and 2000 was $5.26, $5.21 and $5.23, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options granted in 2002, 2001 and 2000 is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	Year ended December 31
	2002	2001	2000
Net income	20,470,698	14,347,176	13,925,234
Compensated expense, net of taxes	358,609	228,305	647,457
Pro forma net income	$20,112,089	$14,118,871	$13,277,777
Pro forma net income per share:
Basic	$1.28	$0.90	$0.86
Diluted	$1.24	$0.88	$0.84

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

        The following is a summary of the Company's and the Bank's capital ratios at December 31, 2002 and 2001.

	Actual Amount	Ratio	For Capital Adequacy Purposes	Ratio	To Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
As of December 31, 2002
Company
Total Capital (to Risk Weighted Assets)	$129,770,000	12.08%	$85,958,000	8%	$107,448,000	10%
Tier 1 Capital (to Risk Weighted Assets)	111,325,000	10.36%	42,979,000	4%	64,469,000	6%
Tier 1 Capital (to Average Assets)	111,325,000	8.69%	51,251,000	4%	76,877,000	6%
As of December 31, 2001
Company
Total Capital (to Risk Weighted Assets)	113,164,000	12.83%	$70,556,000	8%	88,196,000	10%
Tier 1 Capital (to Risk Weighted Assets)	102,250,000	11.59%	35,278,000	4%	52,917,000	6%
Tier 1 Capital (to Average Assets)	$102,250,000	9.24%	$44,287,000	4%	$55,359,000	5%
As of December 31, 2002
The Bank:
Total Capital (to Risk Weighted Assets)	$135,805,000	12.69%	$85,651,000	8%	$107,063,000	10%
Tier 1 Capital (to Risk Weighted Assets)	122,413,000	11.44%	42,825,000	4%	64,238,000	6%
Tier 1 Capital (to Average Assets)	122,413,000	9.24%	53,014,000	4%	66,267,000	5%
As of December 31, 2001
The Bank:
Total Capital (to Risk Weighted Assets)	111,481,000	12.58%	70,918,000	8%	88,647,000	10%
Tier 1 Capital (to Risk Weighted Assets)	100,519,000	11.34%	35,459,000	4%	53,188,000	6%
Tier 1 Capital (to Average Assets)	$100,519,000	9.09%	$44,236,000	4%	$55,295,000	5%

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2002 and 2001 include $51,801,416 and $47,998,000, respectively, in undisbursed credit lines and $109,339,789 and $93,282,000, respectively, in unfunded construction and development loans. The Company's experience has been that approximately 80 percent of loan commitments are ultimately drawn upon by customers.

        The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company had $3,314,935 and $2,451,008 in irrevocable standby letters of credit outstanding at December 31, 2002 and 2001, respectively.

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

        The Company primarily uses interest rate swaps as part of its hedging strategy. The company uses interest rate swaps designated as cash flow hedges which involves the receipt of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2002, the Company's only hedge related to a $50 million notional received fixed prime-based interest rate swap. The fixed rate received on the swap is 6.63% versus paying prime rate which was 4.25% at December 31, 2002.

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

15. Fair Values of Financial Instruments

        The Company uses the following methods and assumptions in estimating fair values of financial instruments:

          Short-term financial instruments are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents, short-term investments, short-term borrowings and certain other assets and liabilities.

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

          Fair values for long-term debt and guaranteed preferred beneficial interests in debentures are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of instruments.

          Accrued interest—The carrying amount of accrued interest receivable and payable approximates fair value.

          Off-balance-sheet instruments—Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrowers' credit standing.

        Estimated fair values of the Company's financial instruments are as follows:

	December 31
	2002		2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$43,711,817	$43,711,817	$36,002,196	$36,002,196
Interest-bearing deposits	1,782,121	1,782,121	14,509,315	14,509,315
Investment securities held to maturity	687,562	754,704	686,966	729,102
Investment securities available for sale	208,455,409	208,455,409	118,329,273	118,329,273
Other investments	3,699,368	3,699,368	4,118,600	4,118,600
Loans (net of unearned income)	982,486,447	993,598,832	811,446,346	818,171,000
Mortgage loans held for sale	8,175,522	8,175,522	9,193,983	9,193,983
Accrued interest receivable	6,437,290	6,437,290	5,643,803	5,643,803
Financial liabilities:
Noncontractual deposits	561,623,288	561,623,288	461,913,301	446,663,000
Contractual deposits	567,304,597	574,456,904	446,267,500	451,377,000
Securities sold under repurchase agreements	47,666,699	47,998,136	15,504,355	15,504,355
Federal Home Loan Advances	50,000,000	50,004,992	75,121,250	75,121,250
Accrued interest payable	3,723,167	3,723,167	4,570,179	4,570,179
Off-balance-sheet instruments:
Undisbursed credit lines	51,801,416	472,641	47,998,000	437,938
Unfunded construction and development loans	109,339,789	997,626	93,282,000	851,113
Standby letters of credit	3,314,935	30,246	2,451,008	22,363
Derivative Instruments:
Interest Rate Swap	1,377,976	1,377,976	—	—

16. Business Combinations

        On December 11, 2002 the Bank acquired First National Bank of Johns Creek. First National Bank of Johns Creek, a $110 million asset community bank was headquartered in Forsyth County, Georgia. This transaction was accounted for using the purchase method of accounting. This transaction was completed on December 11, 2002. The $26.2 million merger is based on Main Street's closing stock price on July 17, 2002 of $20.48 per share. The Company issued 647,510 shares of its common stock and $10.7 million in cash in exchange for all outstanding shares of First National Bank of Johns Creek. First National Bank of Johns Creek adopted the Main Street Bank name effective on December 11, 2002, with offices opened under the Main Street Bank brand on December 12, 2002. A conversion of Johns Creek core processing systems will be completed by February 10, 2003.

        The resulting goodwill recorded was $14.8 million. Johns Creek added $92.7 million in loans and $96 million in deposits.

        During 2002 Williamson, Musselwhite & Main Street Insurance Agency, Inc., acquired Hometown Insurance Center, Inc. located in Winder, Georgia. Hometown is a multi-line independent insurance agency serving Barrow, Jackson, and Gwinnett counties. This acquisition was accounted for as a purchase. The purchase price was $1.2 million payable over five years with $300,000 paid up front. Goodwill of $492,290 was recorded as well as non-compete intangible assets of $677,892.

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

        The results of operations of the separate companies purchased under the pooling of interests method of accounting, for periods prior to the combination are summarized as follows:

	Years Ended December 31
	2001	2000
Net interest income:
Main Street Banks, Inc., exclusive of pre-acquisition amounts	$—	$36,364,900
The former Main Street Banks, Incorporated	—	8,880,630
Walton Bank and Trust	136,472	2,973,896
Williamson Insurance Agency	—	14,245
Williamson & Musselwhite Insurance Agency	—	2,576
Total	136,472	$48,236,247
Net income:
Main Street Banks, Inc., exclusive of pre-acquisition amounts	$—	$9,062,895
The former Main Street Banks, Incorporated	—	3,544,112
Walton Bank and Trust	85,032	1,092,434
Williamson Insurance Agency	—	38,386
Williamson & Musselwhite Insurance Agency	—	187,407
	$85,032	$13,925,234

17. Parent Company Financial Information

        The following information presents the condensed balance sheets of the Parent at December 31, 2002 and 2001, and the statements of income and cash flows for the years ended December 31, 2002, 2001 and 2000:

Condensed Balance Sheets

	December 31
	2002		2001
Assets	$		$
Cash and cash equivalents		690,967		508,506
Investment in subsidiaries		144,077,603		104,249,285
Other assets		2,443,395		444,908

Total assets		147,211,965		105,202,699

Liabilities and shareholders' equity
Liabilities		15,555,096		81,347
Shareholders' equity		131,656,869		105,121,352

Total liabilities and shareholders' equity		$147,211,965		$105,202,699

Condensed Statements of Income

	Year ended December 31
	2002	2001	2000
Income:
Dividends from subsidiaries	$14,500,000	$6,116,403	$5,841,908
Other income	106,204
Total income	14,606,204	6,116,403	5,841,908
Expenses:
Salaries and employee benefits	427,750	—	150,115
Merger expense	1,412,362		1,085,774
Other expense	921,160	643,804	660,191
Total expense	1,348,910	2,056,166	1,896,080
Income before income tax benefit and equity in undistributed income of subsidiaries	13,257,294	4,060,237	3,945,828
Income tax benefit	427,672	366,985	421,342
Income before equity in undistributed income of subsidiaries	13,684,966	4,427,222	4,367,170
Equity in undistributed income of subsidiaries	6,785,732	9,919,954	9,558,064

Net income	$20,470,698	$14,347,176	$13,925,234

Condensed Statements of Cash Flows

	Year ended December 31
	2002	2001	2000
Operating activities
Net income	$20,470,698	$14,347,176	$13,925,234
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(6,785,732)	(9,919,954)	(9,558,064)
Other	(2,007,145)	256,245	(1,345,719)
Net cash provided by operating activities	11,677,821	4,683,467	3,021,451
Financing activities
Dividends paid	(6,601,057)	(5,808,235)	(4,382,624)
Purchase of Treasury Stock	(5,824,577)
Proceeds from exercise of common stock options	930,274	580,629	301,485
Net cash used in financing activities	(11,495,360)	(5,227,606)	(4,081,139)
Net decrease in cash	182,461	(544,139)	(1,059,688)
Cash at beginning of year	508,506	1,052,645	2,112,333
Cash at end of year	$690,967	$508,506	$1,052,645

18. Stock Repurchase Plan

        On March 31, 2002, the Company announced a stock repurchase program whereby the Company was authorized to acquire up to 500,000 shares of its common stock. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any repurchase will depend on market conditions and other corporate considerations. This repurchase plan replaced a plan approved in September 2001, which authorized the repurchase of up to 150,000 shares of common stock. Repurchased shares will be available for use in connection with the Company's stock option plans and other compensation programs, or for other corporate purposes as determined by the Company's Board of Directors. During fiscal 2002, the Company repurchased 295,000 shares of its outstanding common stock under this repurchase plan.

19. Subsequent Events

        The bank announced the execution of a definitive agreement to acquire First Colony Bancshares, Inc., parent of First Colony Bank, a $320 million asset community bank headquartered in Alpharetta, Georgia. First Colony's banking offices are located in Alpharetta, Roswell, and Cumming. First Colony's banking offices in Alpharetta and Roswell will give Main Street a strong presence in fast growing North Fulton County, and its Cumming office will augment Main Street's presence in Forsyth County, the fastest growing county in the state of Georgia. The transaction was unanimously approved by the directors of both companies on December 11, 2002.

        In the transaction, First Colony shareholders will receive, on a fully diluted basis, a total of 2.6 million Main Street common shares and $45 million in cash. The transaction is currently valued at $96.0 million based upon Main Street's closing price of $19.61 on December 11. This is the equivalent of approximately $184 per First Colony share outstanding.

QuickLinks

Table of Contents
PART 1
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
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
  ITEM 8. FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
Report of Independent Auditors
Main Street Banks, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2002 and 2001