Form 10-Q
period 2003-03-31
MAIN STREET BANKS INC /NEW/
filed 2003-05-15
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended March 31, 2003

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

As of April 30, 2003 registrant had outstanding 16,809,466 shares of common stock.

MAIN STREET BANKS, INC.

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited		Unaudited
	March 31,	December 31,	March 31,
	2003	2002	2002

Assets
Cash and due from banks	$35,903,869	$43,711,817	$34,420,283
Interest-bearing deposits in banks	833,073	1,782,121	1,101,185
Federal funds sold and securities purchased under agreements to resell	5,455,000	54,656,351	90,701,897
Investment securities available for sale (costs of $214,686,900, $201,404,160, and $127,893,541 at March 31, 2003, December 31, 2002 and March 31, 2002, respectively)	220,604,260	208,455,409	129,641,769
Investment securities held to maturity (fair value of $752,076, $754,704, and $730,259 at March 31, 2003, December 31, 2002 and March 31, 2002, respectively)	687,713	687,562	687,111
Other investments	4,518,924	3,699,368	4,118,600
Mortgage loans held for sale	4,719,794	8,175,522	6,227,092
Loans, net of unearned income	1,048,550,371	982,486,447	836,711,988
Allowance for loan losses	(15,390,616)	(14,588,582)	(12,346,331)
Loans, net	1,033,159,755	967,897,865	824,365,657

Premises and equipment, net	35,136,570	31,674,673	26,882,988
Other real estate	796,688	815,880	1,692,275
Accrued interest receivable	6,629,105	6,437,290	5,887,664
Goodwill and other intangible assets	18,098,425	16,372,018	672,267
Bank owned life insurance	31,366,634	30,904,434	29,519,975
Other assets	7,004,843	6,719,791	4,454,711
Total assets	$1,404,914,653	$1,381,990,101	$1,160,373,474

Liabilities and shareholder’s equity
Liabilities:
Deposits:
Noninterest-bearing demand	$182,303,096	$184,130,490	$172,462,181
Interest-bearing demand and money market	364,838,058	330,230,983	239,447,745
Savings	46,061,846	47,261,815	51,722,697
Time deposits of $100,000 or more	188,873,266	197,098,700	176,286,935
Other time deposits	355,904,030	370,205,897	329,156,668
Total deposits	1,137,980,296	1,128,927,885	969,076,226

Accrued interest payable	3,316,098	3,723,167	4,178,264
Federal Home Loan Bank advances	74,500,000	50,000,000	75,121,250
Federal funds purchased and securities sold under repurchase agreements	46,990,844	47,666,699	905,370
Trust preferred securities	5,000,000	5,155,000	—
Other liabilities	4,092,961	14,860,481	3,307,984
Total liabilities	1,271,880,199	1,250,333,232	1,052,589,094

Shareholders’ equity
Common stock-no par value per share; 50,000,000 shares authorized; 16,173,647; 16,242,498 and 15,879,397 shares outstanding at March 31, 2003, December 31, 2002 and March 31, 2002, respectively	47,790,817	46,912,168	29,535,590
Retained earnings	89,279,754	86,041,957	78,102,094
Accumulated other comprehensive income, net of tax	4,750,972	5,561,196	1,180,571
Treasury stock, at cost, 564,082; 464,082 and 169,082 shares at March 31, 2003, December 31, 2002, and March 31, 2002 respectively	(8,787,089)	(6,858,452)	(1,033,875)
Total shareholders’ equity	133,034,454	131,656,869	107,784,380
Total liabilities and shareholders’ equity	$1,404,914,653	$1,381,990,101	$1,160,373,474

See accompanying notes to condensed consolidated financial statements

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2003	2002	2002
Interest income:
Loans, including fees	$18,933,953	$17,659,454	$16,607,191
Investment securities:
Taxable	2,075,114	2,281,974	1,275,420
Non-taxable	438,663	440,377	339,718
Federal funds sold & repurchase agreements	57,860	277,822	279,602
Deposits in banks	7,534	5,337	25,842
Other investments	31,740	64,595	56,346
Total interest income	21,544,864	20,729,559	18,584,119

Interest expense:
Interest-bearing demand and money market	1,385,838	1,126,656	640,300
Savings	89,804	98,405	126,270
Time deposits of $100,000 or more	1,314,791	1,550,346	1,769,178
Other time deposits	2,966,994	2,870,987	3,357,027
Federal funds purchased	13,233	11,975	31,583
Federal Home Loan Bank advances	230,111	224,774	373,399
Trust preferred securities	55,402	30,638	—
Other	413,662	445,331	3,842
Total interest expense	6,469,835	6,359,112	6,301,599

Net interest income	15,075,029	14,370,447	12,282,520
Provision for loan losses	1,047,000	1,727,000	625,000
Net interest income after provision for loan losses	14,028,029	12,643,447	11,657,520

Noninterest income:
Service charges on deposit accounts	1,740,874	1,879,825	1,523,106
Other customer service fees	364,100	306,737	331,036
Mortgage banking income	646,375	823,554	454,919
Investment agency commissions	83,670	69,567	92,357
Insurance agency income	1,180,240	1,107,813	819,491
Income from SBA lending	379,254	106,799	311,687
Income on bank owned life insurance	462,200	459,953	443,296
Other income	235,969	315,134	230,864
(Loss) gain on sales of premises and equipment	(85)	(12,252)	500
Investment securities gains	184,102	130,310	—
Total noninterest income	5,276,699	5,187,440	4,207,256

Noninterest expense:
Salaries and other compensation	5,614,891	5,135,575	4,511,174
Employee benefits	1,203,592	1,029,252	933,627
Net occupancy and equipment expense	1,359,460	1,353,031	1,077,402
Data processing fees	309,734	378,126	237,577
Professional services	376,180	332,933	220,414
Communications and supplies	827,050	726,758	603,153
Marketing expense	155,486	67,476	206,203
Regulatory agency assessments	61,215	67,901	59,151
Amortization of intangible assets	56,475	56,475	33,600
Other expense	1,143,644	751,346	1,180,612
Total noninterest expense	11,107,727	9,898,873	9,062,913
Income before income taxes	8,197,001	7,932,014	6,801,863
Income tax expense	2,446,522	2,453,005	2,032,258
Net income	$5,750,479	$5,479,009	$4,769,605

Earnings per share:
Basic	$0.36	$0.35	$0.30
Diluted	0.34	0.34	0.29

Dividends declared per share	$0.120	$0.105	$0.105

Weighted average common shares outstanding
Basic	16,217,854	15,755,243	15,707,262
Diluted	16,828,821	16,173,200	16,201,589

See accompanying notes to condensed consolidated financial statements.

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,	December 31,	March 31,
	2003	2002	2002

Net income	$5,750,479	$5,479,009	$4,769,605

Other comprehensive (losses), net of tax

Unrealized gains (losses) on securities available for sale	(748,173)	(103,066)	1,180,571
Unrealized losses on derivative contracts	(62,051)	(525,398)	—
Less reclassification adjustment for net (gains) included in net income	(296,664)	(241,244)	(21,112)

Comprehensive income	$4,643,591	$4,609,301	$5,929,064

See accompanying notes to condensed consolidated financial statements.

MAIN STREET BANKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Operating activities
Net income	$5,750,479	$4,769,605
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,047,000	625,000
Depreciation and amortization of premises and equipment	688,386	500,714
Amortization of intangible assets	56,475	33,600
Loss on sales of other real estate	3,273	—
Investment securities gains	(184,102)	—
Net accretion of investment securities	253,754	41,642
Net (amortization) accretion of loans purchased	(9,753)	6,596
Loss on sales of premises and equipment	85	—
Net decrease in mortgage loans held for sale	3,455,728	2,966,891
Income from mortgage banking operations	(646,375)	(124,798)
Gains on sales of other loans	(379,254)	(296,781)
Deferred income tax (benefit) provision	(417,388)	482,258
Deferred net loan fees (amortization)	199,026	(13,565)
Vesting in restricted stock award plan	97,658	133,856
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(191,815)	(763,836)
Decrease in accrued interest payable	(407,069)	(391,915)
Other	47,622	682,320
Net cash provided by operating activities	9,363,730	8,651,587

Investing activities
Purchases of investment securities available for sale	(41,792,241)	(21,488,798)
Purchases of other investments	(819,555)	—
Maturities and calls of investment securities available for sale	3,950,000	9,329,486
Proceeds from sales of investment securities available for sale	13,991,169	—
Net increase in loans receivable	(66,063,924)	(25,212,868)
Purchases of premises and equipment	(3,934,204)	(593,944)
Proceeds from sales of premises and equipment	—	500
Proceeds from sales of other real estate	47,643	274,419
Improvements to other real estate	(9,279)	—
Net cash paid for acquisitions	(1,782,882)
Net cash used in investing activities	(96,413,273)	(37,691,205)

Financing activities
Net increase in demand and savings accounts	31,590,179	1,343,235
(Decrease) increase in time deposits	(22,527,301)	59,176,103
Decrease in federal funds purchased	(675,855)	(14,599,098)
Net increase in Federal Home Loan Bank advances	24,500,000	—
Dividends paid	(1,867,190)	(1,649,227)
Proceeds from issuance of common stock	—	48,562
Payments to repurchase common stock	(1,928,637)	—
Net cash provided by financing activities	29,091,196	44,319,575

Net (decrease) increase in cash and cash equivalents	(57,958,347)	15,279,957
Cash and cash equivalents at beginning of period	100,150,289	110,943,408
Cash and cash equivalents at end of period	$42,191,942	$126,223,365
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,153,736	$6,693,514
Income taxes, net	500,000	—
Supplemental disclosures of noncash transactions
Loans transferred to real estate acquired through foreclosure	$23,053	$425,625

See accompanying notes to condensed consolidated financial statements.

MAIN STREET BANKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2003

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

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to current financial statement presentation. These reclassifications had no effect on net income or stockholders’ equity.

NOTE 2.  BUSINESS COMBINATION

On December 11, 2002, the Company completed a business combination with First National Bank of Johns Creek of Suwanee, Georgia (“FNB Johns Creek”).  The $26.2 million merger was based on Main Street’s closing stock price of $20.48  per share on July 17, 2002.   Main Street issued 647,510 shares of its common stock and $10.7 million in cash in exchange for all outstanding shares of FNB Johns Creek.  The transaction was accounted for as a purchase business combination and accordingly, the results of operations of FNB Johns Creek are included from the acquisition date.

On December 11, 2002, the Company executed a definitive merger agreement with First Colony Bancshares, Inc. of Alpharetta, Georgia (“First Colony”). First Colony shareholders approved the merger on April 2, 2003.  The consummation of the merger is anticipated to be complete by May 31, 2003.  In the merger, each share of First Colony common stock outstanding on the effective date of the merger will be converted into either approximately 9.3 shares of Main Street common stock or in cash at the election of the shareholder subject to the condition that a total amount of cash of $45,000,000 shall be paid to all shareholders.  The merger will be accounted for under the purchase method of accounting.

NOTE 3.    CURRENT ACCOUNTING DEVELOPMENTS

In June 2002, FASB issued FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management’s commitment to an exit plan. Under Statement No. 146, management’s commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Company.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation

 – Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value method and to provide disclosure of the impact of the fair value method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 6 for pro forma disclosure of the impact of stock options utilizing the Black-Scholes valuation method. The adoption of this statement did not have a material impact on the financial condition or operating results of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” which addresses consolidation by business enterprises of variable interest entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51 (“ARB 51”), "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company does not expect the requirements of FIN 46 to have a material impact on its financial condition or results of operations.

NOTE 4.  EARNINGS PER COMMON SHARE

The computation of diluted earnings per share is as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2003	2002	2002
Basic and diluted net income	$5,750,479	$5,479,009	$4,769,605

Basic earnings per share	$0.36	$0.35	$0.30
Diluted earnings per share	$0.34	$0.34	$0.29

Dividends declared per share	$.120	$.105	$.105

Basic weighted average shares	16,217,854	15,755,243	15,707,262
Effect of Employee Stock Options	610,967	417,957	494,327
Diluted weighted average shares	16,828,821	16,173,200	16,201,589

NOTE 5.  LOANS

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees.  Interest is accrued only if deemed collectible.  The following table represents the composition of the Company’s loan portfolio:

	March 31,	December 31,
	2003	2002
Loans
Commercial and industrial	$74,467,394	$104,061,368
Real estate construction	270,713,894	238,415,023
Residential mortgage	212,270,942	198,400,329
Real estate - other	455,558,447	404,630,039
Consumer and other	37,127,397	38,386,805
Total loans receivable	1,050,138,074	983,893,564

Less:
Purchase discount	(99,520)	(109,273)
Deferred net loan fees	(1,431,077)	(1,233,812)
Unearned income	(57,106)	(64,032)
Allowance for loan losses	(15,390,616)	(14,588,582)
Loans, net	$1,033,159,755	$967,897,865

NOTE 6.  STOCK OPTIONS AND LONG-TERM COMPENSATION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options.  Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro-forma disclosure below uses the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

For the three months ended March 31, 2003
Net Income	$5,750,479
EPS – basic	0.36
EPS – Diluted	0.34

Compensation cost – FV	$239,002
Less: Tax Effect	(81,266)
Net compensation cost – FV	$157,736

Net Income, Pro-forma	5,592,743
EPS – Basic	0.35
EPS – Diluted	0.33

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at March 31, 2003 as compared to December 31, 2002 and operating results for the three month period ended March 31, 2003 as compared to the three period ended March 31, 2002. These comments should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and accompanying  notes appearing elsewhere herein.

Forward Looking Statements

This Quarterly Report on Form 10-Q may contain or incorporate by reference statements which may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended, including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Main Street Banks, Inc.’s (the “Company”) operations, markets and products.  Without limiting the foregoing, the words “believes,” “anticipates,” “intends,” “expects” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve certain risks and uncertainties.  Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company’s assumptions.  These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting the Company, (v) greater competitive pressures among financial institutions in the Company’s market, (vi) greater than expected loan losses and (vii) inability to effectively integrate acquired businesses. Additional information and other factors that could affect future financial results are included in the Company’s filings with the Securities and Exchange Commission.

Overview

The Company’s total assets have increased $22.9 million or 1.66% since December 2002.  Federal funds sold decreased $49.2 million primarily due to an increase in loan demand.  Loans have increased 6.72% or $66.1 million since December 2002.  The investment portfolio has increased $13.0 million due to the purchase of additional securities. Total deposits have increased by .80% or $9.1 million due to an ongoing deposit campaign, limited use of brokered and national deposits, and seasonal public funds.

Return on average equity for the three months ended March 31, 2003 was 17.14% on average equity of $136.1 million.  This compares to 18.21% on average equity of $106.2 million for the same period in 2002.

Return on average assets for the three months ended March 31, 2003 was 1.69%.  This compares to 1.74% for the same period in 2002.

	For the Quarter ended
	March 31,	December 31,	March 31,
	2003	2002	2002
RESULTS OF OPERATIONS
Net interest income	$15,075,029	$14,370,447	$12,282,520
Net interest income (tax equivalent)	15,363,807	14,658,439	12,511,076
Provision for loan losses	1,047,000	1,727,000	625,000
Non-interest income	5,276,699	5,187,440	4,207,256
Non-interest expense	11,107,727	9,898,873	9,062,913
Net Income	5,750,479	5,479,009	4,769,605
AVERAGE BALANCE SHEET DATA (in thousands)
Loans, net of unearned income	$1,019,221	$893,316	$823,350
Investment securities	216,631	213,656	119,051
Earning assets	1,258,807	1,190,426	1,019,079
Total assets	1,378,489	1,290,778	1,114,519
Deposits	1,127,935	1,058,405	924,295
Shareholders’ equity	136,072	118,300	106,241
PER COMMON SHARE
Earnings per share - Basic	$0.36	$0.35	$0.30
Earnings per share - Diluted	0.34	0.34	0.29
Book value per share at end of period	7.95	7.88	6.79
End of period shares outstanding	16,173,647	16,242,498	15,879,397
Weighted average shares outstanding
Basic	16,217,854	15,755,243	15,707,262
Diluted	16,828,821	16,173,200	16,201,589
STOCK PERFORMANCE
Market Price:
Closing	$18.45	$19.20	$18.75
High	20.48	20.48	19.08
Low	18.45	15.95	16.59
Trading volume	1,262,900	851,500	537,000
Cash dividends per share	$0.120	$0.105	$0.105
Dividend payout ratio	35.12%	30.99%	35.67%
Price to earnings	13.31	13.97	15.71
Price to book value	2.32	2.44	2.76
PERFORMANCE RATIOS
Return on average assets	1.69%	1.72%	1.74%
Return on average equity	17.14%	18.78%	18.21%
Average earning assets to average total assets	91%	92%	91%
Average loans as percentage of average deposits	90%	84%	89%
Net interest margin (tax equivalent)	4.95%	4.89%	4.98%
Average equity to average assets	9.87%	9.16%	9.53%
Efficiency ratio	54.58%	50.61%	54.96%
ASSET QUALITY
Total non-performing assets	5,484,735	4,230,087	5,128,239
Non-performing assets as a percentage of loans plus foreclosed assets	0.52%	0.43%	0.61%
Net annualized charges-offs as a percentage of average loans.	0.10%	0.60%	0.15%
Reserve for loan losses as a a percentage of loans, at end of period	1.47%	1.48%	1.48%

Capital

At March 31, 2003, the capital ratios of the Company and Main Street Bank (the “Bank”) were adequate based on regulatory minimum capital requirements.  The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%.  The following table reflects the Company’s and the Bank’s compliance with regulatory capital requirements at March 31, 2003.

	Company	Bank	Minimum Required	Well Capitalized

Leverage ratio	8.17%	8.15%	4.00%	5.00%

Risk based capital ratios:
Tier 1 risk based capital	9.93%	9.90%	4.00%	6.00%
Risk-based capital	11.63%	11.15%	8.00%	10.00%

Loans and Allowance for Loan Losses

At March 31, 2003, loans, net of unearned income, were $1.049 billion, an increase of $66.1 million or 6.72% over net loans at December 31, 2002 of $982.5 million. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state. Real estate-construction loans increased $32.3 million or 13.55% from December 31, 2002 and other real estate increased $50.9 million or 12.59% from December 31, 2002. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

The Company primarily focuses on the following loan categories: (1) commercial and industrial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate and (5) consumer loans. The Company’s management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in northeastern Georgia.

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses.  The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for loan losses which it believes is adequate for probable losses in the loan portfolio.  Based on a credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories.  These categories have also been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guidelines and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively.  By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses. Management also reviews charge-offs and recoveries on a quarterly basis to identify trends.

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

For the three month period ending March 31, 2003, net charge-offs totaled $244,966 or .10% (annualized) of average loans outstanding for the period, net of unearned income, compared to $296,117 or .15% in net charge-offs for the same period in 2002. The provision for loan losses for the three months ended March 31, 2003 was $1,047,000 compared to $625,000 for the same period in 2002. The allowance for loan losses totaled $15,390,616 or 1.47% of total loans, net of unearned income at March 31, 2003, compared to $14,588,582 or 1.48% of total loans at December 31, 2002.

The following table presents an analysis of the allowance for loan losses for the three-month periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002

Balance of allowance for loan losses at beginning of period	$14,588,582	$12,017,448

Provision charged to operating expense
Charge-offs:	1,047,000	625,000
Commercial, financial and agricultural	78,632	14,078
Real estate – construction and land development	875	—
Real estate – mortgage	—
Installment and other consumer	246,083	331,949
Total charge-offs	$325,590	$346,027
Recoveries:
Commercial, financial and agricultural	12,463	5,684
Real estate – construction and land development	573	—
Real estate – mortgage
Installment and other consumer	67,588	44,226
Total recoveries	$80,624	$49,910
Net charge-offs	$244,966	$296,117

Balance of allowance for loan losses at end of period	$15,390,616	$12,346,331

Interest rate sensitivity and liquidity

Asset Liability Management

The Company’s primary market risk exposures are credit (as discussed previously), interest rate risk and to a lesser degree, liquidity risk.  The Bank operates under an Asset Liability and Risk Management policy approved by the Board of Directors of the Bank through the Asset and Liability Committee (“ALCO”).  The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments.  These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities.  The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

The Bank’s ALCO is comprised of senior officers of the Bank.  The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin.  The ALCO’s decisions are based upon policies established by the Bank’s Board of Directors, which are designed to meet three goals—manage interest rate risk, improve interest rate spread and maintain adequate liquidity.

The ALCO has developed a program of action which includes, among other things, the following: (i) selling substantially all conforming, long-term, fixed rate mortgage originations, (ii) originating and retaining for the portfolio shorter term, higher yielding loan products which meet the Company’s underwriting criteria; and (iii) actively managing the Company’s interest rate risk exposure.

Interest Rate Risk

The normal course of business activity exposes the Company to interest rate risk.  Interest rate risk is managed within an overall asset and liability framework for the Company.  The principal objectives of asset and liability management are to guide the sensitivity of net interest spreads to potential changes in interest rates and enhance profitability in ways that promise sufficient reward for recognized and controlled risk.  Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed.  The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates.  In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company’s financial instruments, cash flows and net interest income.  The Company’s interest rate risk position is managed by ALCO.  ALCO’s objective is to optimize the Company’s financial position, liquidity and net interest income, while remaining within the Board of Director’s approved limits.

The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies.  The Company’s net interest income simulation includes all financial assets and liabilities.  This simulation measures both the term risk and basis risk in the Company’s assets and liabilities.  The simulation also captures the option characteristics of products, such as caps and floors on floating rate loans, the right to pre-pay mortgage loans without penalty and the ability of customers to withdraw deposits on demand.  These options are modeled through the use of primarily historical customer behavior and statistical analysis.  These simulations incorporate assumptions regarding balance sheet growth, asset and liability mix, pricing and maturity characteristics of the existing and projected balance sheets.  Other interest rate-related risks such as prepayment, basis and option risk are also considered.  Simulation results quantify interest risk under various interest rate scenarios.  Management then develops and implements appropriate strategies.  The Board of Directors regularly reviews the overall rate risk position and asset and liability management strategies.

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

The Company’s objective in using derivatives is to add stability to interest income and/or interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments, over the life of the agreements without exchange of the underlying principal amount.  For more details on the derivative instruments utilized by the Company, please refer to the December 31, 2002 10-K.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company’s liquidity needs have primarily been met by growth in core deposits, advances from Federal Home Loan Bank and raising capital.  The Company’s cash and Federal funds sold and cash flows from amortizing investment and loan portfolios have generally created an adequate liquidity position.  Executive management reviews liquidity monthly. This review is from a regulatory as well as static and a four-quarter forecasted standpoint.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the Atlanta FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

The Company intends to issue $45 million of Trust Preferred Securities to fund the First Colony acquisition.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Interest Income

Interest income for the three months ended March 31, 2003 was $21.5 million, an increase of $2.9 million, or 15.93% compared to $18.6 million for the same period in 2002.  Interest and fees on loans increased $2.3 million to $18.9 million for the three months ended March 31, 2003 compared to $16.6 million for the same period ending March 31, 2002.  The increase is mainly attributable to loan growth of $212 million from March 31, 2002 to March 31, 2003. Interest on federal funds sold decreased $220,000 or 79.31%.  This was due to the Company’s decision to use the funds to purchase investment securities to earn a higher yield.   Average earning assets for the three month period increased $68.4 million to $1.259 billion as of March 31, 2003 compared to $1.019 billion as of March 31, 2002.   Yield on average earning assets decreased 47 basis points to 7.04% from 7.51% for the quarters ended March 31, 2003 and 2002, respectively.

Interest Expense

Interest expense on deposits and other borrowings for the three months ended March 31, 2003 was $6.5 million, a $0.2 million, or 2.67% increase from March 31, 2002.  While the yield on average interest bearing liabilities decreased 42 basis points to 2.13% from 2.55% as of March 31, 2003 and 2002, respectively, average interest bearing liabilities increased $231.0 million to $1.233 billion for the three months ended March 31, 2003 compared to $1.002 billion for the three months ended March 31, 2002.  The decrease was also attributable to the Company refinancing its Federal Home Loan Bank borrowings to take advantage of the Federal Reserve’s aggressive interest rate reductions.

Net Interest Income

Net interest income for the three months ended March 31, 2003 increased $2.8 million, or 22.74% to $15.1 million compared to $12.3 million for the same period ending March 31, 2002.  The increase was attributable to the acquisition of FNB of Johns Creek in December 2002, as well as the Company’s ability to manage the effects of the Federal Reserve’s aggressive rate reductions.  The Company’s net interest margin remained stable at 4.95% for the three months ended March 31, 2003 compared to 4.98% as of March  31, 2002.

Provision for Loan Losses

The provision for loan losses was $1.047 million for the three months ended March 31, 2003 as compared to $0.6 million for the three months March 31, 2002.  The increase in the provision for loan losses was attributable to the loan growth.  Although no assurance is given, management believes that the present allowance for loan losses is adequate.

Non-interest Income

Non-interest income was $5.3 million for the three months ended March 31, 2003 an increase of $1.1 million, or 25.42% compared to $4.2 million for the three months ended March 31, 2002.  The components of the increase were service charges on deposit accounts, mortgage banking income, insurance agency income and investment security gains.  Service charges on deposit accounts increased $0.2 million, or 14.30% to $1.7 million from $1.5 million for the three months ended March 31, 2003 and 2002, respectively.  Mortgage banking income increased $0.191 million, or 42.09% to $0.646 million from $0.455 million for the three months ended March 31, 2003 and 2002, respectively.  Insurance agency income increased $0.4 million, 44.02% to $1.2 million from $0.8 million for the three months ended March 31, 2003 and 2002, respectively.  Gains on sales of investment securities of $0.2 million were recognized for the three months ended March 31, 2003 with no securities gains recognized during the same period in 2002.

Non-interest Expense

Non-interest expense increased $2.0 million or 22.56% to $11.1 million from $9.1 million for the three months ended March 31, 2003 and 2002, respectively.  The increase was attributable to the impact of the FNB of Johns Creek acquisition as well as due to additional personnel required to accommodate the Company’s growth.  Salaries were $5.6 million, an increase of $1.1 million, or 24.47% from the three months ended March 31, 2002.   The Company’s efficiency ratio was 54.6% for the three months ended March 31, 2003 compared to 55.0% for the three months ended March 31, 2002.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses.  For the three months ended March 31, 2003, the provision for taxes was $2.4 million, an increase of $0.4 million from the $2.0 million provided for in the same period in 2002.  The effective tax rate for the three months ended March 31, 2003 was 29.85% compared to 29.88% for the same period in 2002.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer believe that the Registrant’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 (c) and 15d-14(c), are effective.  This conclusion was reached after an evaluation of these controls and procedures as of March 31, 2003.

(b) Changes in internal controls

We are not aware of any significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after March 31, 2003.

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

The Company filed Form 8-K issuing two press releases on January 17, 2003.  The first announced Main Street Banks, Inc.’s 2002 fourth quarter and year-end results.  The second announced that the Company had declared a dividend.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

Date	May 15, 2003	By:	/s/ Edward C. Milligan
Edward C. Milligan, Chairman and Chief Executive Officer

Date:	May 15, 2003	By:	/s/ Robert D. McDermott
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

Date:	May 15, 2003	By:	/s/ Edward C. Milligan
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

Date:	May 15, 2003	By:	/s/ Robert D. McDermott
Robert D. McDermott, Chief Financial Officer