Form 10-Q
period 2003-06-30
MAIN STREET BANKS INC /NEW/
filed 2003-08-14
CIK 922244

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended June 30, 2003

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

        Yes ☒    No ☐

        As of July 31, 2003 registrant had outstanding 18,900,697 shares of common stock.

MAIN STREET BANKS, INC.
TABLE OF CONTENTS

PART I.—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MAIN STREET BANKS, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2003	December 31, 2002	Unaudited June 30, 2002
Assets
Cash and due from banks	$43,328,652	$43,195,653	$30,734,267
Interest-bearing deposits in banks	1,437,383	1,782,121	1,436,168
Federal funds sold and securities purchased under agreements to resell	6,452,619	54,656,351	15,684,897
Investment securities available for sale (costs of $282,928,000, $201,404,160, and $222,811,000 at June 30, 2003, December 31, 2002 and June 30, 2002, respectively)	290,425,026	208,455,409	227,610,227
Investment securities held to maturity (fair value of $752,076, $754,704, and $741,739 at June 30, 2003, December 31, 2002 and June 30, 2002, respectively)	687,849	687,562	687,241
Other investments	9,139,759	3,699,368	4,868,600
Mortgage loans held for sale	6,926,692	8,175,522	4,144,673
Loans, net of unearned income	1,382,761,970	982,486,447	861,235,694
Allowance for loan losses	(20,272,465)	(14,588,582)	(12,746,608)

Loans, net	1,362,489,505	967,897,865	848,489,087
Premises and equipment, net	38,466,608	31,534,604	26,724,324
Other real estate	1,065,064	815,880	1,627,665
Accrued interest receivable	8,116,249	6,437,290	6,250,455
Goodwill and other intangible assets	94,826,459	16,512,087	1,970,074
Bank owned life insurance	34,526,510	30,904,434	29,976,119
Other assets	8,311,873	6,719,791	5,393,411

Total assets	$1,906,200,247	$1,381,473,936	$1,205,597,207

Liabilities
Deposits:
Noninterest-bearing demand	$214,557,428	$184,130,490	$173,677,772
Interest-bearing demand and money market	460,163,117	330,230,983	228,129,134
Savings	46,434,216	47,261,815	41,722,579
Time deposits of $100,000 or more	256,907,401	197,098,700	174,468,646
Other time deposits	427,527,732	370,205,897	319,967,471

Total deposits	1,405,589,895	1,128,927,885	937,965,602
Accrued interest payable	3,445,084	3,723,167	3,180,230
Federal Home Loan Bank advances	167,872,846	50,000,000	90,121,250
Federal funds purchased and securities sold under repurchase agreements	39,814,872	47,896,841	59,959,822
Subordinated debentures	50,000,000	5,155,000	—
Other liabilities	48,782,257	14,114,174	2,972,005

Total liabilities	1,715,504,953	1,249,817,067	1,094,198,909
Shareholders' equity
Common stock-no par value per share; 50,000,000 shares authorized; 16,173,647, 16,242,498 and 15,879,397 shares outstanding at June 30, 2003, December 31, 2002 and June 30, 2002, respectively	99,007,084	46,912,168	30,764,590
Retained earnings	94,282,108	86,041,957	81,454,710
Accumulated other comprehensive income, net of tax	6,193,192	5,561,196	3,726,903
Treasury stock, at cost, 564,082, 464,082 and 169,082 shares at June 30, 2003, December 31, 2003 and June 30, 2002, respectively	(8,787,089)	(6,858,452)	(4,547,905)

Total shareholders' equity	190,695,294	131,656,869	111,398,298

Total liabilities and shareholders' equity	$1,906,200,247	$1,381,473,936	$1,205,597,207

See accompanying notes to condensed consolidated financial statements.

MAIN STREET BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$21,418,754	$16,948,718	$40,352,706	$33,555,909
Investment securities:
Taxable	2,144,684	2,160,089	4,219,798	3,435,509
Non-taxable	441,624	422,529	880,287	762,247
Federal funds sold and other short-term investments	10,340	120,423	66,520	393,382
Interest-bearing deposits in banks	5,653	6,632	14,866	39,116
Other investments	110,900	55,841	142,641	112,187

Total interest income	24,131,955	19,714,232	45,676,818	38,298,350
Interest expense:
Interest-bearing demand and money market	1,527,968	573,765	2,913,806	1,214,066
Savings	88,382	98,997	178,186	225,267
Time deposits of $100,000 or more	1,536,385	1,667,607	3,137,331	3,436,784
Other time deposits	1,617,040	3,110,528	4,297,879	6,467,554
Federal funds purchased	7,496	23,653	20,730	55,248
Federal Home Loan Bank advances	564,029	390,837	794,139	764,235
Trust preferred securities	237,006	—	292,407	—
Other interest expense	364,401	370,755	778,063	374,586

Total interest expense	5,942,707	6,236,141	12,412,541	12,537,740

Net interest income	18,189,248	13,478,091	33,264,277	25,760,610
Provision for loan losses	(1,801,000)	(1,434,000)	(2,848,000)	(2,059,000)

Net interest income after provision for loan losses	16,388,248	12,044,091	30,416,277	23,701,610
Noninterest income:
Service charges on deposit accounts	1,857,289	1,767,454	3,598,163	3,290,559
Other customer service fees	395,227	334,354	759,327	665,390
Mortgage banking income	865,347	586,844	1,511,722	1,041,763
Investment agency commissions	60,433	110,344	144,103	202,701
Insurance agency income	1,235,868	856,828	2,416,108	1,676,319
Income from SBA lending	504,925	163,442	884,179	475,130
Income on bank owned life insurance	461,531	456,144	923,731	899,440
Other income	205,460	325,687	441,430	556,551
Gain (loss) on sales of premises and equipment	(83,143)	2,603	(83,228)	3,103
Investment securities gains	131,933	—	316,035	—

Total noninterest income	5,634,871	4,603,700	10,911,570	8,810,957
Noninterest expense:
Salaries and other compensation	6,203,214	4,753,499	11,818,105	9,264,673
Employee benefits	1,049,294	720,504	2,252,886	1,654,131
Net occupancy and equipment expense	1,528,317	1,208,016	2,884,415	2,282,056
Data processing fees	442,383	182,738	752,118	420,315
Professional services	585,609	314,310	961,789	534,724
Communications & supplies	756,953	672,776	1,584,003	1,275,929
Marketing expense	426,926	239,896	582,413	446,099
Regulatory agency assessments	106,105	53,898	167,320	113,049
Amortization of intangible assets	91,112	36,962	150,949	73,923
Other expense	1,640,430	1,190,237	2,784,074	2,370,849

Total noninterest expense	12,830,345	9,372,836	23,938,073	18,435,748

Income before income taxes	9,192,774	7,274,955	17,389,774	14,076,819
Income tax expense	2,808,785	2,268,562	5,255,307	4,300,820

Net income	$6,383,989	$5,006,393	$12,134,468	$9,775,999

Earnings per share:
Basic	$0.37	$0.32	$0.72	$0.62
Diluted	$0.35	$0.31	$0.70	$0.60
Dividends declared per share	$0.120	$0.105	$0.240	$0.210
Weighted average common shares outstanding:
Basic	17,374,719	15,704,830	16,769,565	15,706,039
Diluted	18,059,948	16,239,426	17,426,778	16,224,882

See accompanying notes to condensed consolidated financial statements.

MAIN STREET BANKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$6,383,989	$5,006,393	$12,134,468	$9,775,999
Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale	1,160,537	2,003,211	412,363	1,471,893
Unrealized gains on derivative contracts	281,683	543,121	219,633	525,463
Less reclassification adjustment for net (gains) included in net income	(72,625)	(31,603)	(268,423)	(52,715)

Comprehensive income	$7,753,584	$7,521,122	$12,498,040	$11,720,640

See accompanying notes to condensed consolidated financial statements.

MAIN STREET BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net income	$12,134,468	$9,775,999
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,848,000	2,059,000
Depreciation and amortization of premises and equipment	1,408,826	1,137,435
Amortization of intangible assets	150,949	73,923
(Gain) loss on sales of other real estate	75,130	(57,036)
Investment securities gains	(316,035)	—
Net amortization of investment securities	651,414	134,035
Net accretion of loans purchased	(18,711)	(16,285)
(Gain) loss on sales of premises and equipment	83,228	(3,103)
Net decrease in mortgage loans held for sale	1,248,831	5,049,310
Income from mortgage banking operations	(1,511,722)	(1,041,763)
Gains on sales of SBA loans	(884,179)	(475,130)
Deferred income tax (benefit) provision	1,481,584	(758,248)
Deferred net loan fees(cost amortization)	(359,262)	972
Vesting in restricted stock award plan	201,465	255,606
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(612,838)	(683,330)
(Decrease) in accrued interest payable	(1,030,448)	(1,389,949)
Other	1,683,743	350,227

Net cash provided by operating activities	17,234,443	14,411,662
Investing activities
Purchases of investment securities available for sale	(78,581,436)	(125,995,591)
Purchases of other investments	(5,440,390)	(750,000)
Maturities and calls of investment securities available for sale	8,512,000	18,810,466
Proceeds from sales of investment securities available for sale	15,387,181	—
Net increase in loans funded	(107,522,777)	(49,384,212)
Purchases of premises and equipment	(6,383,779)	(1,735,370)
Proceeds from sales of premises and equipment	7,507	45,066
Proceeds from sales of other real estate	2,145,484	646,172
Improvements to other real estate	(169,472)	—
Net cash paid for acquisitions	(46,330,000)	(1,029,651)

Net cash used in investing activities	(218,375,682)	(159,393,120)
Financing activities
Net (decrease) increase in demand and savings accounts	54,633,299	(19,055,425)
Increase in time deposits	(14,999,463)	48,168,617
Increase (decrease) in federal funds purchased	(8,081,969)	44,221,421
Net increase in Federal Home Loan Bank advances	102,872,846	15,000,000
Dividends paid	(3,816,636)	(3,303,007)
Payments to repurchase common stock	(1,928,637)	(3,514,030)

Net cash provided by (used in) financing activities	128,679,440	81,517,576
Net decrease in cash and cash equivalents	(72,461,799)	(63,463,882)
Cash Assumed in First Colony Bank acquisition	24,046,328	—

Cash and cash equivalents at beginning of period	99,634,124	111,319,214

Cash and cash equivalents at end of period	$51,218,653	$47,855,332

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,967,457	$9,357,511
Income taxes, net	6,400,000	3,900,000
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$2,387,899	$1,297,082

See accompanying notes to condensed consolidated financial statements.

MAIN STREET BANKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003

  NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements for Main Street Banks, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statement presentation. In the opinion of management all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for interim periods have been included.

        The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements and related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

        Certain previously reported amounts have been reclassified to conform to current financial statement presentation. These reclassifications had no effect on net income or stockholders' equity.

  NOTE 2. BUSINESS COMBINATIONS

        On December 11, 2002, the Company completed a business combination with First National Bank of Johns Creek of Suwanee, Georgia ("FNB Johns Creek"). The $26.2 million merger was based on Main Street's closing stock price of $20.48 per share on July 17, 2002. Main Street issued 647,510 shares of its common stock and $10.7 million in cash in exchange for all outstanding shares of FNB Johns Creek. The transaction was accounted for as a purchase business combination and accordingly, the results of operations of FNB Johns Creek are included from the acquisition date. Goodwill and Intangible Assets of $16,422,000 was created as a result of the transaction.

        On May 22, 2003, the Company completed its acquisition of First Colony Bancshares, parent of First Colony Bank, a $320 million asset bank headquartered in Alpharetta, Georgia. The transaction was accounted for as a purchase business combination and accordingly, the results of operations of First Colony Bank are included from the acquisition date. Main Street issued 2.6 million shares of its common stock and $45 million in cash in exchange for all outstanding shares of First Colony Bancshares. The merger consideration was based on Main Street's average closing price of $21.28 for the 30-day period immediately prior to the closing. The cash for the transaction was generated by the sale of $45,000,000 of Main Street Banks Statutory Trust II floating rate trust preferred securities ("Capital Securities") with a maturity date of June 30, 2033 and a stated liquidation amount of $1,000 per Capital Security. Interest on the Capital Securities is to be paid on the last day of each March, June, September, and December and is reset quarterly based on the three month London interbank offered rate ("3-Month LIBOR") plus 325 basis points at the end of the preceding quarter, provided, however, that prior to May 22, 2008, the 3-Month LIBOR shall not exceed 8.75%. Goodwill and Intangible Assets of $74,839,000 was recorded as a result of the transaction.

        The acquisition of First Colony Bancshares was accounted for as a purchase therefore the consolidated financial statements include results of operations since the purchase date only. In accordance with FAS 141 the following tables present unaudited summary information on a pro forma basis as if the acquisition had occurred as of the beginning of each of the periods presented. The pro forma information does not necessarily reflect the results of operations that would have occurred if the acquisitions had occurred at the beginning of the periods presented or of any results which may be expected to occur in the future.

	Unaudited June 30, 2003	Unaudited June 30, 2002
Assets
Cash and due from depository institutions	$44,766,035	$38,117,435
Securities	306,705,253	271,941,365
Other investments		13,448,600
Loans	1,369,416,197	1,095,383,760
Other assets	185,312,762	79,056,047

Total assets	$1,906,200,247	$1,497,947,207

Liabilities
Total deposits	1,405,589,895	1,188,607,602
Other liabilities	309,915,058	175,825,307

Total liabilities	1,715,504,953	1,364,432,909
Shareholders' equity
Total shareholders' equity	190,695,294	133,514,298

Total liabilities and shareholders' equity	$1,906,200,247	$1,497,947,207

	Unaudited Six months ended June 30, 2003	Unaudited Six months ended June 30, 2002
Interest Income	$45,676,818	$47,495,350
Interest Expense	12,412,541	16,075,740
Loan Loss Provision	2,848,000	2,259,000
Noninterest Income	10,911,570	9,815,957
Noninterest Expense	29,193,380	26,966,568

Net Income	$12,134,467	$12,009,999

  NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

        In June 2002, the FASB issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Prior guidance provided for the recognition of such costs at the date of management's commitment to an exit plan. Under Statement No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Company.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantees, Including Indirect Guarantees of Indebtedness of Others," to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions were effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issues or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company's financial statements.

        In December 2002, the FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of Statement of Financial Accounting Standards No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition SFAS 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 6 for pro forma disclosure of the impact of stock options utilizing the Black-Scholes valuation method. The adoption of this statement did not have a material impact on the financial condition or operating results of the Company.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities" which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 ("ARB No. 51"), Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

        We are currently evaluating the impact of FIN 46. The impact of FIN 46 on the treatment of the trust preferred securities we have issued is currently being evaluated by the accounting community. Under one potential interpretation of FIN 46, the trusts which have issued our trust preferred securities would no longer be consolidated. Conversely, SFAS No. 150 requires the consolidation of these subsidiaries and the presentation of the related debt instruments as a liability. The accounting community is currently working to resolve this contradictory guidance. Our current presentation has consolidated the trust that issued the preferred securities. One potential impact of not including these trusts in our consolidated liabilities is that the trust preferred securities may no longer count towards Tier 1 capital. The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such a determination could potentially be changed at a later date. We do not expect the adoption of FIN 46 to have any additional material impact on our financial condition or operating results.

        In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149") which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Management does not anticipate a material impact on the Company's financial statements from the adoption of this pronouncement.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. SFAS No. 150 becomes effective in the third quarter of 2003. Management does not anticipate a material impact on the Company's financial statements from the adoption of this pronouncement.

  NOTE 4. EARNINGS PER COMMON SHARE

        The computation of diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic and diluted net income	$6,383,989	$5,006,393	$12,134,468	$9,775,999
Basic earnings per share	$0.37	$0.32	$0.72	$0.62
Diluted earnings per share	$0.35	$0.31	$0.70	$0.60
Dividends declared per share	$0.120	$0.105	$0.240	$0.210
Basic weighted average shares	17,374,719	15,704,830	16,769,565	15,706,039
Effect of Employee Stock Options	685,229	534,596	657,213	518,843

Diluted weighted average shares	18,059,948	16,239,426	17,426,778	16,224,882

  NOTE 5. LOANS

        Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. The following table represents the composition of the Company's loan portfolio:

	June 30, 2003	December 31, 2002	June 30, 2002
Loans
Commercial and industrial	$120,771,227	$104,061,368	$70,166,364
Real estate construction	349,508,658	238,415,023	199,055,570
Residential mortgage	254,249,140	198,400,329	171,771,264
Real estate—other	612,342,600	404,630,039	383,862,156
Consumer and other	46,178,523	38,386,805	37,910,012

Total loans receivable	1,383,050,148	983,893,564	862,765,368
Less:
Purchase discount	(90,562)	(109,273)	(148,446)
Deferred net loan fees	(136,075)	(1,233,812)	(1,268,771)
Unearned income	(61,541)	(64,032)	(112,456)
Allowance for loan losses	(20,272,465)	(14,588,582)	(12,746,608)

Loans, net	$1,362,489,505	$967,897,865	$848,489,087

Mortgage loans held for sale	$6,926,692	$8,175,522	$4,144,673

Commercial and industrial	8.73%	10.58%	8.13%
Real estate construction	25.27%	24.23%	23.07%
Residential mortgage	18.38%	20.16%	19.91%
Real estate—other	44.27%	41.13%	44.49%
Consumer and other	3.34%	3.90%	4.39%

Total loans receivable	100.00%	100.00%	100.00%

  NOTE 6. STOCK OPTIONS AND LONG-TERM COMPENSATION PLANS

        The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No.148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro-forma disclosure below uses the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

	Three months ended June 30, 2003	Six months ended June 30, 2003
Net Income	$6,383,989	$12,134,468
EPS—basic	0.37	0.72
EPS—Diluted	0.35	0.70
Compensation cost—FV	240,192	479,194
Less: Tax Effect	(81,671)	(162,937)
Net compensation cost—FV	158,521	316,257
Net Income, Pro-forma	6,225,468	11,818,211
EPS—Basic	0.36	0.70
EPS—Diluted	0.34	0.68

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

        The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position at June 30, 2003 as compared to December 31, 2002 and operating results for the three and six month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002. These comments should be read in conjunction with the Company's unaudited condensed consolidated financial statements and accompanying notes appearing elsewhere herein.

  Forward Looking Statements

        The foregoing materials and management's discussion of them may contain, among other things, certain forward-looking statements with respect to Main Street Banks, Inc. ("Main Street"), as well as the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of Main Street, including, without limitation, (i) statements relating to certain of Main Street's goals and expectations with respect to earnings, earnings per share, revenue, expenses, and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, (ii) statements relating to the benefits of the merger between the former First Colony Bancshares, Inc. and Main Street (the "Merger"), completed on May 22, 2003, including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Merger, and (iii) statements preceded by, followed by or that include the words "may," "could," would," "should," "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "probably," "potentially," "projects," "outlook" or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Main Street's control). The following factors, among others, could cause Main Street's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements: (1) the risk that the businesses involved in the Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; (3) revenues following the Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Main Street conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Main Street's loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse changes in the financial performance and/or condition of Main Street's borrowers which could impact the repayment of such borrowers' outstanding loans; and (9) the impact on Main Street's businesses, as well as on the risks set forth above, of various domestic or international military or terrorists activities or conflicts. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements is included in the reports filed by Main Street with the Securities and Exchange Commission.

        Main Street cautions that the foregoing list of factors is not exclusive. All subsequent written and oral forward-looking statements concerning the Merger or other matters and attributable to Main Street or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. Main Street does not undertake any obligation to update any forward-looking statement, whether written or oral.

        This Form 10-Q contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP"). Main Street's management uses these non-GAAP measures in their analysis of Main Street's performance. These measures adjust GAAP performance to exclude the effects of the amortization of intangibles. These non-GAAP measures may also exclude other significant gains, losses or expenses that are unusual in nature and not expected to recur. Since these items and their impact on Main Street's performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is important to a proper understanding of the operating results of Main Street's core businesses. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

  Overview

        The Company's total assets increased $524.7 million or 37.98% since December 2002, due primarily to the acquisition of First Colony as noted in Note 2 above. Federal funds sold decreased $48.2 million primarily due to an increase in loan demand. Loans increased 40.77% or $394.6 million since December 2002, while the investment portfolio increased $82.0 million. Both increases are due primarily to the First Colony acquisition. Goodwill increased by $78.3 million, primarily as a result of the First Colony acquisition. Total deposits increased by 24.51% or $276.7 million due primarily to the First Colony acquisition, an ongoing deposit campaign, limited use of brokered and national deposits, and seasonal public funds.

        Return on average equity for the three and six months ended June 30, 2003 was 16.54% on average equity of $154.8 million, and 16.80% on average equity of $145.4 million, respectively. This compares to 18.54% on average equity of $108.3 million, and 18.40% on average equity of $107.3 million for the same periods in 2002.

        Return on average assets for the three and six months ended June 30, 2003 was 1.58% and 1.63%, respectively. This compares to 1.71% and 1.72% for the same periods in 2002.

MAIN STREET BANKS, INC. AND SUBSIDIARIES
OPERATING INCOME CALCULATION
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net Income	$6,383,989	$5,006,393	$12,134,468	$9,775,999
Amortization of intangible assets (net)	87,750	33,600	144,225	67,200

Operating Income	$6,471,739	5,039,993	12,278,693	9,843,199
Basic	$0.37	$0.32	$0.73	$0.63
Diluted	$0.36	$0.31	$0.71	$0.61
Average tangible assets	$1,580,794,368	$1,172,539,379	$1,471,253,785	$1,143,182,382
Average tangible equity	$112,974,786	$107,580,030	$116,132,743	$106,563,649
Operating return on average tangible assets	1.64%	1.72%	1.68%	1.74%
Operating return on average tangible equity	22.98%	18.79%	21.32%	18.63%

	Three months ended June 30,		Six months ended June 30,
RESULTS OF OPERATIONS
	2003	2002	2003	2002
Net interest income	18,189,248	13,478,091	33,264,277	25,760,610
Net interest income (tax equivalent)	18,474,237	13,749,402	33,838,043	26,260,477
Provision for loan losses	1,801,000	1,434,000	2,848,000	2,059,000
Non-interest income	5,634,871	4,603,700	10,911,570	8,810,957
Non-interest expense	12,830,345	9,372,836	23,938,073	18,435,748
Net Income	6,383,989	5,006,393	12,134,468	9,775,999
AVERAGE BALANCE SHEET DATA (in thousands)
Loans, net of unearned income	$1,204,483	$851,472	1,111,852	837,447
Investment securities	262,180	196,405	239,405	157,728
Total assets	1,622,600	1,173,393	1,500,477	1,143,894
Deposits	1,252,649	936,337	1,190,225	930,316
Shareholders' equity	154,818	108,292	145,445	107,266
PER COMMON SHARE
Earnings per share—Basic	$0.37	$0.32	$0.72	$0.62
Earnings per share—Diluted	$0.35	$0.31	$0.70	$0.60
Book value per share at end of period	$10.10	$7.11	$10.10	$7.11
End of period shares outstanding	18,888,732	15,663,927	18,888,732	15,663,927
Weighted average shares outstanding
Basic	17,374,719	15,704,830	16,769,565	15,706,039
Diluted	18,059,948	16,239,426	17,426,778	16,224,882
STOCK PERFORMANCE
Market Price:
Closing	$24.94	$20.68	$24.94	$20.68
High	25.40	21.74	25.40	21.74
Low	18.48	18.30	18.45	14.60
Trading volume	1,270,800	1,216,800	2,534,600	1,752,800
Cash dividends per share	$0.120	$0.105	$0.240	$0.210
Dividend payout ratio	33.95%	33.86%	34.47%	34.56%
Price to earnings	17.59	16.63	17.76	16.88
Price to book value	2.47	2.91	2.47	2.91
PERFORMANCE RATIOS
Return on average assets	1.58%	1.71%	1.63%	1.72%
Return on average equity	16.54%	18.54%	16.80%	18.40%
Average loans as percentage of average deposits	96%	91%	96%	90%
Net interest margin (tax equivalent)	5.02%	5.08%	4.99%	5.03%
Average equity to average assets	9.54%	9.23%	9.69%	9.38%
Efficiency ratio	53.85%	51.84%	54.19%	53.33%
ASSET QUALITY
Total non-performing assets	7,189,862	4,933,586	7,189,862	4,933,586
Non-performing assets as a percentage of loans plus foreclosed assets	0.52%	0.57%	0.52%	0.57%
Net annualized charges-offs (recoveries) as a percentage of average loans.	0.40%	0.49%	0.26%	0.32%
Reserve for loan losses as a percentage of loans, at end of period	1.47%	1.48%	1.47%	1.48%

Capital

        At June 30, 2003, the capital ratios of the Company and Main Street Bank (the "Bank") exceeded regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Company's and the Bank's compliance with regulatory capital requirements at June 30, 2003.

	Company	Bank	Minimum Required	Well Capitalized
Leverage ratio	7.92%	8.89%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	8.24%	9.23%	4.00%	6.00%
Risk-based capital	10.83%	10.48%	8.00%	10.00%

Loans and Allowance for Loan Losses

        At June 30, 2003, loans, net of unearned income, were $1.362 million, an increase of $394.6 million or 40.77% over net loans at December 31, 2002 of $967.9 million. The growth in the loan portfolio was attributable to the impact of the First Colony acquisition as well as a consistent focus on quality loan production and strong loan markets in the state. Other real estate loans increased $207.7 million or 51.33% from December 31, 2002 while real estate construction loans increased $111.1 million or 46.60% over the same period. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

        The Company primarily focuses on the following loan categories: (1) commercial and industrial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate, and (5) consumer loans. The Company's management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in northeastern Georgia.

        The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is based on management's evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company's management has established an allowance for loan losses which it believes is adequate for probable losses in the loan portfolio. Based on a credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company's Board of Directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories. These categories have been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guidelines and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively. By grading the loan portfolio in this manner the Company's management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses. Management also reviews charge-offs and recoveries on a quarterly basis to identify trends.

        The Company's risk management processes include a loan review program to evaluate the credit risk in the loan portfolio. The credit review department is independent of the loan function and reports to the Executive Vice President of Risk Management. Through the loan review process, the Company maintains an internally criticized classified loan watch list which, along with the delinquency report of loans, serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain financial ratios, uncertain repayment sources, deterioration in underlying collateral values, or poor financial condition which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but have an increased risk of loss, or at least a portion of the loan may require being charged-off. Loans classified as "loss" are those loans that are in the process of being charged-off.

        For the six month period ending June 30, 2003, net charge-offs totaled $1,416,135 or .26% (annualized) of average loans outstanding for the period, net of unearned income, compared to $1,329,840 or .32% in net charge-offs for the same period in 2002. The provision for loan losses for the six months ended June 30, 2003 was $2,848,000 compared to $2,059,000 for the same period in 2002. The allowance for loan losses totaled $20,272,465 or 1.47% of total loans, net of unearned income at June 30, 2003, compared to $14,588,582 or 1.48% of total loans at December 31, 2002.

        The following table presents an analysis of the allowance for loan losses for the six-month periods ended June 30, 2003 and 2002:

	Six Months Ended June 30,
	2003	2002
Balance of allowance for loan losses at beginning of period	$14,731,047	$12,017,448
Provision charged to operating expense	2,848,000	2,059,000
Additional reserves assumed in First Colony acquisition	4,109,553
Charge-offs:
Commercial, financial and agricultural	790,135	578,957
Real estate—construction and land development	135,816	134,941
Real estate—mortgage	—
Installment and other consumer	666,862	752,727

Total charge-offs	1,592,813	1,466,625
Recoveries:
Commercial, financial and agricultural	26,183	8,584
Real estate—construction and land development	1,210	2,929
Real estate—mortgage
Installment and other consumer	149,285	125,272

Total recoveries	176,678	136,785

Net charge-offs	1,416,135	1,329,840

Balance of allowance for loan losses at end of period	$20,272,465	$12,746,608

Interest Rate Sensitivity and Liquidity

  Asset Liability Management

        The Company's primary market risk exposures are credit (as discussed previously), interest rate risk and to a lesser degree, liquidity risk. The Bank operates under an Asset Liability and Risk Management policy approved by the Board of Directors of the Bank through the Asset and Liability Committee ("ALCO"). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank's assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank's interest rate risk objectives.

        The Bank's ALCO is comprised of senior officers of the Bank. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The ALCO's decisions are based upon policies established by the Bank's Board of Directors, which are designed to meet three goals: manage interest rate risk, improve interest rate spread and maintain adequate liquidity.

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

  Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and SFAS 149, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges.

        The Company's objective in using derivatives is to add stability to interest income and/or interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. For more details on the derivative instruments utilized by the Company, please refer to the December 31, 2002 10-K.

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

Main Street Bank
Derivative Positions
As of June 30, 2003

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Received Fixed Prime Swap—amortizing	Apr-02	Apr-04	$15,000,000	4.00%	6.63%	2.63%	$1,317,052
	Apr-02	Apr-04	$20,000,000
Received Fixed Prime Swap	Mar-03	Mar-06	$50,000,000	4.00%	5.26%	1.26%	$834,552

Total Received Fixed Swaps			$85,000,000				$2,151,604

Interest Rate Floors

Type	Transaction Date	Term Date	Notional	Strike Price	Current Rate	Current Spread	Market Value
Prime based Floor	Jun-03	Jun-05	$100,000,000	3.75%	4.00%	(0.25)%	$30,466

Total Interest Rate Floors			$100,000,000				$30,466

Total Derivative Positions			$185,000,000				$2,182,070

  Liquidity

        Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years the Company's liquidity needs have primarily been met by growth in core deposits, advances from the Federal Home Loan Bank and raising capital. The Company's cash and Federal funds sold and cash flows from amortizing investment and loan portfolios have generally created an adequate liquidity position. Executive management reviews liquidity monthly. This review is from a regulatory as well as static and a four-quarter forecasted standpoint.

        Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the Atlanta FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

        On May 22, 2003, Main Street Banks, Inc. completed the sale of $45,000,000 of Main Street Banks Statutory Trust II floating rate trust preferred securities ("Capital Securities") with a maturity date of June 30, 2033 and a stated liquidation amount of $1,000 per Capital Security. Interest on the Capital Securities is to be paid on the last day of each March, June, September, and December and is reset quarterly based on the three month London interbank offered rate ("3-Month LIBOR") plus 325 basis points at the end of the preceding quarter, provided, however, that prior to May 22, 2008, the 3-Month LIBOR shall not exceed 8.75%. Main Street Banks, Inc. used the proceeds from this offering to fund a portion of the price paid to acquire First Colony Bancshares, Inc., Alpharetta, Georgia.

Results of Operations for the Three Months Ended June 30, 2003 and 2002

  Interest Income

        Interest income for the three months ended June 30, 2003 was $24.1 million, an increase of $4.4 million, or 22.41% compared to $19.7 million for the same period in 2002. The increase is mainly attributable to loan growth of $514 million from June 30, 2002 to June 30, 2003. Interest on federal funds sold decreased $110,000, due to the Company's decision to use the funds to purchase investment securities to earn a higher yield. Average earning assets for the three month period increased $394.4 million to $1.477 billion as of June 30, 2003 compared to $1.083 billion as of June 30, 2002.

  Interest Expense

        Interest expense on deposits and other borrowings for the three months ended June 30, 2003 was $5.9 million, a $0.2 million, or 4.71% decrease from June 30, 2002. While average interest bearing liabilities increased $391million to $1.45 billion for the three months ended June 30, 2003 compared to $1.06 billion for the three months ended June 30, 2002, the yield on average interest bearing liabilities decreased 28 basis points to 2.08% from 2.36% as of June 30, 2003 and 2002, respectively.

  Net Interest Income

        Net interest income for the three months ended June 30, 2003 increased $4.7 million, or 34.95% to $18.2 million compared to $13.5 million for the same period ending June 30, 2002. The increase was mainly attributable to the acquisition of First Colony in May 2003, as well as the Company's ability to manage the effects of the Federal Reserve's rate reductions. The Company's net interest margin decreased to 5.02% for the three months ended June 30, 2003 compared to 5.08% as of June 30, 2002.

  Provision for Loan Losses

        The provision for loan losses was $1.8 million for the three months ended June 30, 2003 as compared to $1.4 million for the three months ended June 30, 2002. The increase in the provision for loan losses was attributable to loan growth. Management believes that the present allowance for loan losses is adequate.

  Non-interest Income

        Non-interest income was $5.6 million for the three months ended June 30, 2003 an increase of $1.0 million, or 22.40% compared to $4.6 million for the three months ended June 30, 2002. The major components of the increase were insurance agency income, income from SBA lending, and mortgage banking income. Insurance agency income increased $0.4 million, or 44.24% to $1.2 million from $0.9 million for the three months ended June 30, 2003 and 2002, respectively. Income from SBA lending increased $0.3 million, or 208.93% to $0.5 million from $0.2 million for the three months ended June 30, 2003 and 2002, respectively. Mortgage banking income increased $0.3 million, or 47.46% to $0.9 million from $0.6 million for the three months ended June 30, 2003 and 2002, respectively.

  Non-interest Expense

        Non-interest expense increased $3.5 million or 36.89% to $12.8 million from $9.4 million for the three months ended June 30, 2003 and 2002, respectively. The increase was attributable to the impact of the First Colony acquisition as well as to additional personnel required to accommodate the Company's growth. Salaries were $6.2 million, an increase of $1.4 million, or 30.50% from the three months ended June 30, 2002. The Company's efficiency ratio was 53.9% for the three months ended June 30, 2003 compared to 51.8% for the three months ended June 30, 2002.

  Income Taxes

        The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. For the three months ended June 30, 2003, the provision for taxes was $2.8 million, an increase of $0.5 million from the $2.3 million provided for in the same period in 2002. The effective tax rate for the three months ended June 30, 2003 was 30.55% compared to 31.18% for the same period in 2002.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

  Interest Income

        Interest income for the six months ended June 30, 2003 was $45.7 million, an increase of $7.4 million, or 19.27% compared to $38.3 million for the six months ended June 30, 2002. Interest and fees on loans increased $6.8 million to $40.4 million for the six months ended June 30, 2003 compared to $33.6 million for the same period in 2001. Interest on investment securities increased $0.9 million to $5.1 million from $4.2 million for the six months ended June 30, 2003 and 2002, respectively. These increases are due to increased asset balances, mainly attributable to the First Colony acquisition. Average earning assets increased $316 million to $1.37 billion for the six months ended June 30, 2003 compared to $1.05 billion for the same period ended June 30, 2002. Yield on average earning assets decreased 65 basis points to 6.82% from 7.47% for the six months ended June 30, 2003 and 2002, respectively.

  Interest Expense

        Interest expense on deposits and other borrowings for the six months ended June 30, 2003 was $12.4 million, a $0.1 million, or 1.00% decrease from the same period ending June 30, 2002. The decrease was attributable to the yield on average interest bearing liabilities decreasing 30 basis points to 2.15% from 2.45% for the six months ended June 30, 2003 and June 30, 2002, respectively. Average interest bearing liabilities increased $314 million to $1.34 billion for the six months ended June 30, 2003 compared to $1.03 billion for the six months ended June 30, 2002.

  Net Interest Income

        Net interest income for the six months ended June 30, 2003 increased $7.5 million, or 29.13% to $33.3 million compared to $25.8 million for the same period ending June 30, 2002. The increase was mainly attributable to the Company's ability to manage the effects of the Federal Reserve's aggressive rate reductions. The Company's net interest margin decreased to 4.99% for the six months ended June 30, 2003 compared to 5.03% as of June 30, 2002.

  Provision for Loan Losses

        The provision for loan losses was $2.8 million for the six months ended June 30, 2003 as compared to $2.1 million for the same period ending June 30, 2002. The increase in the provision for loan losses was attributable to loan growth. Management believes that the present allowance for loan losses is adequate considering the Company's historical loss experience.

  Noninterest Income

        Noninterest income was $10.9 million for the six months ended June 30, 2003, an increase of $2.1 million, or 23.84% compared to $8.8 million for the six months ended June 30, 2002. The components of the increase were insurance agency income, mortgage banking income, income from SBA lending, and investment securities gains. Insurance agency income increased $0.7 million, or 44.13% to $2.4 million from $1.7 million for the six months ended June 30, 2003 and 2002, respectively. Mortgage banking income increased $0.5 million, or 45.11% to $1.5 million from $1.0 million for the six months ended June 30, 2003 and 2002, respectively. Income from SBA lending increased $0.4 million, or 86.09% to $0.9 million from $0.5 million for the six months ended June 30, 2003 and 2002, respectively. Gains on sales of investment securities of $0.3 million were recognized for the six months ended June 30, 2003, compared to none for the six month period ended June 30, 2002.

  Noninterest Expense

        Noninterest expense increased $5.5 million or 29.85% to $23.9 million from $18.4 million for the six months ended June 30, 2003 and 2002, respectively. The increase was attributable to the impact of the First Colony acquisition as well as to additional personnel required to accommodate the Company's growth. Salaries and other compensation were $11.8 million, an increase of $2.6 million, or 27.56% from the six months ended June 30, 2002. The Company's efficiency ratio was 54.2% for the six months ended June 30, 2003 compared to 53.3% for the six months ended June 30, 2002.

  Income Taxes

        The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. For the six months ended June 30, 2003, the provision for taxes was $5.3 million, an increase of $1.0 million from the $4.3 million provided for in the same period in 2002. The effective tax rate for the six months ended June 30, 2003 was 30.22% compared to 30.55% for the same period in 2002.

ITEM 4. CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company's disclosure controls and procedures are effective. During the second quarter of 2003 there were no changes in the Company's internal control over financial reporting that may have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on May 21, 2003. The following matters were voted on at the Annual Meeting:

  (a)
  The following individuals were elected to serve as class directors for three-year terms expiring at the 2006 Annual Meeting of Shareholders:

	Votes For	Votes Against	Votes Withheld
P. Harris Hines	13,378,799	204,627	0
Harry L. Hudson, Jr.	13,378,799	204,627	0
Edward C. Milligan	13,378,799	204,627	0
  (b)
  The Company's shareholders approved an amendment to the Company's Omnibus Stock Ownership and Long Term Incentive Plan that increased the number of shares available under the Plan from 800,000 to 1,600,000. 12,662,528 shares were voted in favor of the amendment, 839,372 shares were voted against the amendment, and 81,526 shares abstained from the vote.

  (c)
  Ernst & Young LLP was ratified as the Company's independent auditor for 2003. 13,532,983 shares were voted in favor of the proposal, 13,967 shares were voted against the proposal, and 36,476 shares abstained from the vote.

  ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following are filed with or incorporated by reference into this report

Exhibit No.	Description
3.1	Articles of Incorporation of Main Street Bank, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-78046 on Form S-4) as amended by Certificate of Merger and Name Change (incorporated by reference to Exhibit 3.1 of the December 31, 1996, Form 10-KSB)
3.2	Bylaws of Main Street Bank, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-78046 on Form S-4)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8K

  The Company filed Form 8-K's as follows:

April 16, 2003	Press release announcing the results of the first quarter of 2003.
May 23, 2003	Press release announcing the completion of the Company's acquisition of First Colony Bancshares.
May 30, 2003	Press release announcing the sale of $45,000,000 of Main Street Banks Statutory Trust II floating rate trust preferred securities.
July 3, 2003	Press release announcing the date of the Company's conference call to release the results of the second quarter of 2003.
July 10, 2003	Press release announcing a dividend declaration.
July 16, 2003	Press release announcing the results of the second quarter of 2003.
July 31, 2003	Presentation of the text of slides provided to the investment community.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.
Date:	August 14, 2003	By:	Edward C. Milligan, Chairman and Chief Executive Officer
Date:	August 14, 2003	By:	Robert D. McDermott, Chief Financial Officer

QuickLinks

MAIN STREET BANKS, INC. TABLE OF CONTENTS
PART I.—FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Interest Income
  ITEM 4. CONTROLS AND PROCEDURES
PART II.—OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES