Form 10-Q
period 2003-09-30
MAIN STREET BANKS INC /NEW/
filed 2003-11-13
CIK 922244

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended September 30, 2003

Commission file number 000-25128

MAIN STREET BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia (State of Incorporation) 676 Chastain Road, Kennesaw, GA (Address of principal executive offices)	58-2104977 (I.R.S. Employer Identification No.) 30144 (Zip Code)

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

        Yes ☒    No ☐

        As of October 31, 2003 registrant had outstanding 18,934,770 shares of common stock.

MAIN STREET BANKS, INC.
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets September 30, 2003, December 31, 2002 and September 30, 2002	2
	Consolidated Statements of Income (unaudited) Three Months Ended September 30, 2003 and 2002 and Nine Months Ended September 30, 2003 and 2002	3
	Consolidated Statements of Comprehensive Income (unaudited) Three Months Ended September 30, 2003 and 2002 and Nine Months Ended September 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23
	Signatures	25
	Exhibit 31.1 Certification of CEO	26
	Exhibit 31.2 Certification of CFO	27
	Exhibit 32.1	28
	Exhibit 32.2	29

PART I.—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MAIN STREET BANKS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2003	December 31, 2002	(Unaudited) September 30, 2002
Assets
Cash and due from banks	$39,559,729	$43,711,817	$63,599,884
Interest-bearing deposits in banks	693,409	1,782,121	1,271,296
Federal funds sold and securities purchased under agreements to resell	15,919,619	54,656,351	28,345,897
Investment securities available for sale (costs of $243,620,558, $201,404,160, and $209,405,916 at September 30, 2003, December 31, 2002 and September 30, 2002, respectively)	247,867,031	208,455,409	216,610,155
Investment securities held to maturity (fair value of $743,002, $754,704, and $756,253 at September 30, 2003, December 31, 2002 and September 30, 2002, respectively)	688,005	687,562	687,417
Other investments	17,081,869	3,699,368	4,868,600
Mortgage loans held for sale	6,490,437	8,175,522	12,751,028
Loans, net of unearned income	1,411,950,618	982,486,447	860,297,666
Allowance for loan losses	(20,765,376)	(14,588,582)	(12,684,649)

Loans, net	1,391,185,242	967,897,865	847,613,017
Premises and equipment, net	41,726,221	31,674,673	27,873,737
Other real estate	1,366,820	815,880	2,271,881
Accrued interest receivable	8,069,190	6,437,290	7,406,373
Goodwill and other intangible assets	94,919,932	16,372,018	1,757,109
Bank owned life insurance	35,274,639	30,904,434	30,444,481
Other assets	10,275,482	6,719,791	4,801,748

Total assets	1,911,117,625	1,381,990,101	1,250,302,623

Liabilities
Deposits:
Noninterest-bearing demand	224,032,272	184,130,490	183,416,645
Interest-bearing demand and money market	468,008,614	330,230,983	297,426,699
Savings	44,643,939	47,261,815	43,858,654
Time deposits of $100,000 or more	254,152,103	197,098,700	171,063,638
Other time deposits	446,803,841	370,205,897	322,986,604

Total deposits	1,437,640,769	1,128,927,885	1,018,752,240
Accrued interest payable	3,343,309	3,723,167	3,234,028
Federal Home Loan Bank advances	159,739,071	50,000,000	50,000,000
Federal funds purchased and securities sold under repurchase agreements	61,575,200	47,666,699	56,349,937
Trust preferred securities	50,000,000	5,155,000	—
Other liabilities	4,753,559	14,860,481	5,309,564

Total liabilities	1,717,051,908	1,250,333,232	1,133,645,769
Shareholders' Equity
Common stock-no par value per share; 50,000,000 shares authorized; 18,933,178, 16,242,498 and 15,979,634 shares outstanding at September 30, 2003, December 31, 2002 and September 30, 2002, respectively	99,454,457	46,912,168	30,672,959
Retained earnings	99,132,523	86,041,957	85,018,306
Accumulated other comprehensive income, net of tax	4,267,326	5,561,196	6,189,660
Treasury stock, at cost, 564,082, 464,082 and 379,682 shares at September 30, 2003, December 31, 2002 and September 30, 2002, respectively	(8,788,589)	(6,858,452)	(5,224,071)

Total shareholders' equity	194,065,717	131,656,869	116,656,854

Total liabilities and shareholders' equity	$1,911,117,625	$1,381,990,101	$1,250,302,623

See accompanying notes to consolidated financial statements.

MAIN STREET BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$23,774,469	$17,361,867	$64,127,176	$50,854,468
Investment securities:
Taxable	1,952,469	1,994,410	6,172,267	5,429,918
Non-taxable	413,969	449,463	1,294,256	1,211,710
Federal funds sold and other short-term investments	3,982	56,020	70,502	449,402
Interest-bearing deposits in banks	4,700	9,696	19,566	48,812
Other investments	160,278	50,639	302,919	162,827

Total interest income	26,309,867	19,922,095	71,986,686	58,157,137
Interest expense:
Interest-bearing demand and money market	1,533,317	701,464	4,447,123	1,915,530
Savings	80,733	97,617	258,919	322,884
Time deposits of $100,000 or more	1,911,103	1,548,606	5,048,434	4,985,390
Other time deposits	2,378,300	2,818,137	6,676,179	9,285,691
Federal funds purchased	19,308	483,437	40,037	873,077
Federal Home Loan Bank advances	679,715	326,882	1,473,855	1,091,117
Trust preferred securities	580,096	—	872,504	—
Other interest expense	362,260	17,730	1,140,323	57,924

Total interest expense	7,544,832	5,993,873	19,957,374	18,531,613

Net interest income	18,765,035	13,928,222	52,029,312	39,625,524
Provision for loan losses	(1,146,000)	(217,000)	(3,994,000)	(2,276,000)

Net interest income after provision for loan losses	17,619,035	13,711,222	48,035,312	37,349,524
Non-interest income:
Service charges on deposit accounts	2,092,139	1,848,215	5,690,303	5,138,774
Other customer service fees	388,960	341,058	1,148,287	1,006,448
Mortgage banking income	1,118,464	710,706	2,630,186	1,752,468
Investment agency commissions	88,616	89,185	232,718	291,886
Insurance agency income	1,188,538	1,145,510	3,604,645	2,821,830
Income from SBA lending	405,936	153,588	1,290,115	628,719
Income on bank owned life insurance	748,129	468,362	1,671,861	1,367,802
Other income	212,063	577,330	653,493	1,197,190
Gain (loss) on sales of premises and equipment	(7,901)	(15,835)	(91,129)	(12,733)
Investment securities gains	300,837	—	616,872	—

Total non-interest income	6,535,781	5,318,119	17,447,351	14,192,384
Non-interest expense:
Salaries and other compensation	6,799,573	5,510,648	18,617,678	14,775,321
Employee benefits	1,283,603	820,555	3,536,489	2,330,320
Net occupancy and equipment expense	1,772,929	1,406,481	4,657,345	3,890,984
Data processing fees	449,812	348,814	1,201,930	769,129
Professional services	824,785	721,208	1,786,574	954,836
Communications & supplies	983,575	814,169	2,567,577	2,090,099
Marketing expense	198,803	355,263	781,215	801,362
Regulatory agency assessments	73,557	81,782	240,878	194,831
Amortization of intangible assets	106,750	56,475	257,698	123,675
Other expense	1,874,717	1,423,472	4,658,793	4,044,059

Total non-interest expense	14,368,104	11,538,867	38,306,177	29,974,616

Income before income taxes	9,786,712	7,490,474	27,176,486	21,567,292
Income tax expense	2,668,556	2,274,784	7,923,863	6,575,603

Net income	$7,118,156	$5,215,690	$19,252,623	$14,991,689

Earnings per share:
Basic	$0.38	$0.33	$1.10	$0.96
Diluted	$0.36	$0.32	$1.06	$0.93
Dividends declared per share	$0.120	$0.105	$0.360	$0.315
Weighted average common shares outstanding:
Basic	18,913,088	15,716,848	17,512,489	15,667,429
Diluted	19,602,219	16,218,286	18,186,159	16,187,355

See accompanying notes to consolidated financial statements.

MAIN STREET BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$7,118,156	$5,215,690	$19,252,623	$14,991,689
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	(2,325,343)	1,751,395	(1,912,979)	3,069,649
Unrealized gains on derivative contracts	399,477	1,400,000	619,109	1,400,000
Less reclassification adjustment for net (gains) included in net income	(198,552)	—	(407,136)	—

Comprehensive income	$4,993,738	$8,367,085	$17,551,617	$19,461,338

See accompanying notes to consolidated financial statements.

MAIN STREET BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net income	$19,252,623	$14,991,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,994,000	2,276,000
Depreciation and amortization of premises and equipment	2,236,127	1,787,502
Amortization of intangible assets	257,699	123,675
Loss on sales of other real estate	148,818	7,364
Investment securities gains	(616,872)	—
Net amortization of investment securities	1,190,058	439,903
Net accretion of loans purchased	(22,904)	(52,215)
Loss on sales of premises and equipment	91,129	12,733
Net decrease in mortgage loans held for sale	1,685,085	(3,557,045)
Gain on mortgage loan sales	(2,630,186)	(574,813)
Gains on sales of SBA loans	(1,290,115)	(505,551)
Deferred income tax (benefit) provision	2,214,053	(1,581,334)
Deferred net loan fees (cost amortization)	(553,726)	40,694
Vesting in restricted stock award plan	347,259	370,926
Changes in operating assets and liabilities:
(Increase) in accrued interest receivable	(565,779)	(1,762,570)
(Decrease) in accrued interest payable	(1,132,223)	(1,336,151)
Other	(2,692,921)	(84,851)

Net cash provided by operating activities	21,912,125	10,595,956
Investing activities
Purchases of investment securities available for sale	(129,729,831)	(125,995,591)
Purchases of other investments	(11,754,423)	(750,000)
Maturities, paydowns and calls of investment securities available for sale	65,397,747	30,387,822
Proceeds from sales of investment securities available for sale	19,619,773	—
Net increase in loans funded	(141,551,797)	(48,161,718)
Purchases of premises and equipment	(7,164,522)	(2,764,912)
Purchase of treasury stock	(1,930,137)	—
Proceeds from sales of premises and equipment	7,507	45,066
Proceeds from sales of other real estate	2,408,206	1,312,496
Improvements to other real estate	(194,798)	—
Net cash paid for acquisitions	(32,994,404)	(300,000)

Net cash used in investing activities	(237,886,679)	(146,226,837)
Financing activities
Net increase in demand and savings accounts	70,163,361	62,788,697
(Decrease) increase in time deposits	(43,645,897)	47,782,742
Increase in federal funds purchased	13,908,501	40,845,582
Net increase (decrease) in Federal Home Loan Bank advances	94,739,071	(25,121,250)
Proceeds from issuance of trust preferred securities	44,845,000	—
Dividends paid	(6,084,377)	(4,955,101)
Proceeds from issuance of common stock	—	753,076
Payments to repurchase common stock	(1,928,637)	(4,189,196)

Net cash provided by financing activities	171,997,022	117,904,550
Net decrease in cash and cash equivalents	(43,977,532)	(17,726,331)
Cash and cash equivalents at beginning of period	100,150,289	110,943,408

Cash and cash equivalents at end of period	$56,172,757	$93,217,077

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16,614,065	$15,297,586
Income taxes, net	8,200,000	6,600,000
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$3,496,300	$3,098,739

See accompanying notes to consolidated financial statements.

MAIN STREET BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003

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

        The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements and related "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

        Certain previously reported amounts have been reclassified to conform to current financial statement presentation. These reclassifications had no effect on net income or stockholders' equity.

  NOTE 2. BUSINESS COMBINATIONS

        On May 22, 2003, the Company completed its acquisition of First Colony Bancshares, Inc., parent of First Colony Bank, a $320 million asset bank headquartered in Alpharetta, Georgia. The transaction was accounted for as a purchase business combination and accordingly, the results of operations of First Colony Bank are included from the acquisition date. Main Street issued 2.6 million shares of its common stock and paid $45.0 million in cash in exchange for all outstanding shares of First Colony Bancshares. The merger consideration was based on Main Street's average closing price of $21.28 for the 30-day period immediately prior to the closing. The cash for the transaction was generated by the sale of $45.0 million of Main Street Banks Statutory Trust II floating rate trust preferred securities ("Capital Securities") with a maturity date of June 30, 2033 and a stated liquidation amount of $1,000 per Capital Security. Interest on the Capital Securities is to be paid on the last day of each March, June, September, and December and is reset quarterly based on the three month London interbank offered rate ("3-Month LIBOR") plus 325 basis points at the end of the preceding quarter, provided, however, that prior to May 22, 2008, the 3-Month LIBOR shall not exceed 8.75%. Goodwill and Intangible Assets of $74.8 million were created as a result of the transaction. Summarized below is an initial allocation of assets and liabilities acquired (in thousands and unaudited):

Assets acquired:
Cash and Cash equivalents	$24,048
Loans	283,661
Other assets	17,894
Goodwill and other intangibles	74,800

Total Assets	$400,403

Liabilities acquired
Deposits	282,195
Other Liabilities	17,567

Total Liabilities	$299,762

        The acquisition of First Colony Bancshares was accounted for as a purchase business combination therefore the consolidated financial statements include results of operations since the purchase date only. In accordance with FAS 141 the following tables present unaudited summary information on a pro forma basis as if the acquisition had occurred as of the beginning of each of the periods presented. The proforma information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the periods presented or of any results which may be expected to occur in the future.

	(Unaudited) September 30, 2003	(Unaudited) September 30, 2002
Assets
Cash and due from depository institutions	$40,253,138	$71,841,180
Securities	264,474,655	277,626,469
Other investments	17,081,869	—
Loans	1,397,675,679	1,138,011,694
Other Assets	191,632,284	76,709,280

Total Assets	$1,911,117,625	$1,564,188,623

Liabilities
Total Deposits	1,437,640,769	1,290,422,241
Other Liabilities	279,411,139	131,689,529

Total Liabilities	1,717,051,908	1,422,111,770
Shareholders' Equity
Total shareholders' equity	194,065,717	142,076,853

Total liabilities and shareholders' equity	$1,911,117,625	$1,564,188,623

	(Unaudited) Nine months ended September 30, 2003	(Unaudited) Nine months ended September 30, 2002
Interest Income	$76,934,686	$72,360,137
Interest Expense	21,851,374	23,991,613
Loan Loss Provision	4,294,000	2,576,000
Non-interest Income	18,018,351	15,924,384
Non-interest Expense	48,343,040	43,037,219

Net Income	$20,464,623	$18,679,689

  NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

        In June 2002, the FASB issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Prior guidance provided for the recognition of such costs at the date of management's commitment to an exit plan. Under Statement No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement was effective for exit or disposal activities initiated after December 31, 2002 and did not have a material impact on the results of operations or financial condition of the Company.

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

        Main Street Bank expects to adopt FIN No. 46 in connection with its consolidated financial statements for the year ended December 31, 2003. In its current form, FIN No. 46 may require Main Street Bank to de-consolidate its investment in Main Street Banks Statutory Trust II in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, similar to Main Street Banks Statutory Trust II, appears to be an unintended consequence of FIN No. 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. The interpretations of FIN No. 46 and its application to various transaction types and structures are evolving. Management continuously monitors emerging issues related to FIN No. 46, some of which could potentially impact the Corporation's financial statements. At September 30, 2003, Main Street Bank has $50.0 million in trust preferred securities that have been consolidated on our Balance Sheet. In the event of an adverse ruling on the tax treatment or capital structure treatment of proposed changes, the Company may redeem the trust preferred securities in order to maintain solid capital structure and sufficient liquidity.

        During October 2003, the FASB issued Staff Position No. FIN No. 46-6 deferring the effective date for applying the provisions of FIN No. 46 until the end of the first interim or annual period ending after December 15, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN No. 46. The FASB also indicated it would be issuing a modification to FIN No. 46 prior to the end of 2003.

        In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149") which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Management does not anticipate a material impact on the Company's financial statements from the adoption of this pronouncement.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. SFAS No. 150 became effective in the third quarter of 2003. Management does not anticipate a material impact on the Company's financial statements from the adoption of this pronouncement.

  NOTE 4. EARNINGS PER COMMON SHARE

        The computation of diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic and diluted net income	$7,118,156	$5,215,690	$19,252,623	$14,991,689
Basic earnings per share	$0.38	$0.33	$1.10	$0.96
Diluted earnings per share	$0.36	$0.32	$1.06	$0.93
Dividends declared per share	$0.120	$0.105	$0.360	$0.315
Basic weighted average shares	18,913,088	15,716,848	17,512,489	15,667,429
Effect of Employee Stock Options	689,131	501,438	673,670	519,926

Diluted weighted average shares	19,602,219	16,218,286	18,186,159	16,187,355

  NOTE 5. LOANS

        Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. The following table represents the composition of the Company's loan portfolio:

	September 30, 2003	December 31, 2002	September 30, 2002
Loans
Commercial and industrial	$120,508,759	$104,061,368	$63,920,874
Real estate construction	332,971,587	238,415,023	205,089,390
Residential mortgage	262,686,049	198,400,329	189,121,392
Real estate—other	654,262,301	404,630,039	367,280,733
Consumer and other	42,206,090	38,386,805	36,324,858

Total loans receivable	1,412,634,786	983,893,564	861,737,247
Less:
Purchase discount	(86,369)	(109,273)	(112,517)
Deferred net loan fees	(548,369)	(1,233,812)	(1,231,832)
Unearned income	(49,430)	(64,032)	(95,232)
Allowance for loan losses	(20,765,376)	(14,588,582)	(12,684,649)

Loans, net	$1,391,185,242	$967,897,865	$847,613,017

Mortgage loans held for sale	$6,490,437	$8,175,522	$12,751,028

Commercial and industrial	8.53%	10.58%	7.42%
Real estate construction	23.57%	24.23%	23.80%
Residential mortgage	18.60%	20.16%	21.95%
Real estate—other	46.32%	41.13%	42.62%
Consumer and other	2.98%	3.90%	4.21%

Total loans receivable	100.00%	100.00%	100.00%

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

        Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No.148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro-forma disclosure below use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

	Three months ended September 30, 2003	Nine months ended September 30, 2003
Net income	$7,118,156	$19,252,623
EPS—Basic	0.38	1.10
EPS—Diluted	0.36	1.06
Compensation cost—FV	240,258	719,452
Less: Tax Effect	(81,693)	(244,630)
Net compensation costs—FV	158,565	474,822
Net Income, Pro-forma	6,959,591	18,777,801
EPS—Basic	0.37	1.07
EPS—Diluted	0.36	1.03

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position at September 30, 2003 as compared to December 31, 2002 and operating results for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002. These comments should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

  Forward Looking Statements

        The foregoing materials and management's discussion of them may contain, among other things, certain forward-looking statements with respect to Main Street Banks, Inc. ("the Company"), as well as the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) statements relating to certain of the Company's goals and expectations with respect to earnings, earnings per share, revenue, expenses, and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, (ii) statements relating to the benefits of the merger between the former First Colony Bancshares, Inc. and the Company (the "Merger"), completed on May 22, 2003, including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Merger, and (iii) statements preceded by, followed by or that include the words "may," "could," would," "should," "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "probably," "potentially," "projects," "outlook" or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements: (1) the risk that the businesses involved in the Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; (3) revenues following the Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on the Company's loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse changes in the financial performance and/or condition of the Company's borrowers which could impact the repayment of such borrowers' outstanding loans; and (9) the impact on the Company's businesses, as well as on the risks set forth above, of various domestic or international military or terrorists activities or conflicts. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements is included in the reports filed by the Company with the Securities and Exchange Commission.

        The Company cautions that the foregoing list of factors is not exclusive. All subsequent written and oral forward-looking statements concerning the Merger or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. The Company does not undertake any obligation to update any forward-looking statement, whether written or oral.

        This Form 10-Q contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP"). The Company's management uses these non-GAAP measures in their analysis of the Company's performance. These measures adjust GAAP performance to exclude the effects of the amortization of intangibles in the determination of "cash basis" performance measures. These non-GAAP measures may also exclude other significant gains, losses or expenses that are unusual in nature and not expected to recur. Since these items and their impact on The Company's performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is important to a proper understanding of the operating results of The Company's core businesses. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

  Overview

        The Company's total assets increased $592.1 million or 38.29% since December 2002, due primarily to the acquisition of First Colony as noted in Note 2 to the unaudited financial statements included under Item 1 to this report. Federal funds sold decreased $38.7 million primarily due to an increase in loan demand. Loans increased 43.73% or $423.3 million since December 2002, while the investment portfolio increased $52.8 million. Both increases are due primarily to the First Colony acquisition. Goodwill increased by $78.5 million, also as a result of the First Colony acquisition. Total deposits increased by 27.35% or $308.7 million due primarily to the First Colony acquisition, an ongoing deposit campaign, limited use of brokered and national deposits, and seasonal public funds.

        Return on average equity for the three and nine months ended September 30, 2003 was 14.9% on average equity of $189.6 million, and 16.2% on average equity of $159.2 million, respectively. This compares to 18.3% on average equity of $113.4 million, and 18.30% on average equity of $109.5 million for the same periods in 2002.

        Return on average assets for the three and nine months ended September 30, 2003 was 1.51% and 1.59%, respectively. This compares to 1.72% and 1.72% for the same periods in 2002.

MAIN STREET BANKS, INC. AND SUBSIDIARIES
OPERATING INCOME CALCULATION
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Income	$7,118,156	$5,215,690	$19,252,623	$14,991,689
Amortization of intangible assets (net)	70,454	39,492	170,081	88,282

Operating Income	$7,188,610	$5,255,182	$19,422,704	$15,079,971
Basic	$0.38	$0.33	$1.11	$0.96
Diluted	$0.37	$0.32	$1.07	$0.93
Average tangible assets (in thousands)	$1,774,814	$1,197,686	$1,572,290	$1,161,191
Average tangible equity (in thousands)	$94,647	$111,405	$107,922	$108,168
Operating return on average tangible assets	1.61%	1.74%	1.65%	1.74%
Operating return on average tangible equity	30.13%	18.71%	24.06%	18.64%

	Three months ended September 30,		Nine months ended September 30,
RESULTS OF OPERATIONS	2003	2002	2003	2002
Net interest income	18,765,035	13,928,222	52,029,312	39,625,524
Net interest income (tax equivalent)	19,036,194	14,452,163	52,874,238	40,712,640
Provision for loan losses	1,146,000	217,000	3,994,000	2,276,000
Non-interest income	6,535,781	5,318,119	17,447,351	14,192,384
Non-interest expense	14,368,104	11,538,867	38,306,177	29,974,616
Net income	7,118,156	5,215,690	19,252,623	14,991,689
AVERAGE BALANCE SHEET DATA (in thousands)
Loans, net of unearned income	$1,389,998	$860,652	$1,204,568	$845,182
Investment securities	249,175	224,013	241,351	179,823
Total assets	1,869,759	1,199,637	1,623,571	1,162,475
Deposits	1,423,029	945,895	1,267,826	935,509
Shareholders' equity	189,592	113,356	159,203	109,452
PER COMMON SHARE
Earnings per share—Basic	$0.38	$0.33	$1.10	$0.96
Earning per share—Diluted	$0.36	$0.32	$1.06	$0.93
Book value per share at end of period	$10.25	$7.46	$10.25	$7.46
End of period shares outstanding	18,933,178	15,638,692	18,933,178	15,638,692
Weighted average shares outstanding
Basic	18,913,088	15,716,848	17,512,489	15,667,429
Diluted	19,602,219	16,218,286	18,186,159	16,187,355
STOCK PERFORMANCE
Market Price:
Closing	$25.02	$18.53	$25.02	$18.53
High	26.00	21.75	26.00	21.75
Low	23.37	18.26	18.45	14.60
Trading volume	1,022,400	673,000	3,529,200	2,425,800
Cash dividneds per share	$0.120	$0.105	$0.360	$0.315
Dividend payout ratio	33.05%	32.65%	34.01%	34.01%
Price to earnings	$17.37	$14.52	$17.68	$14.96
Price to book value	2.44	2.49	2.44	2.49
PERFORMANCE RATIOS
Return on average assets	1.51%	1.72%	1.59%	1.72%
Return on average equity	14.90%	18.30%	16.20%	18.30%
Average loans as percentage of average deposits	97.7%	91.0%	95.0%	90.3%
Net interest margin (tax equivalent)	4.55%	5.19%	4.82%	5.09%
Average equity to average assets	10.14%	9.45%	9.81%	9.42%
Efficiency ratio	56.79%	59.95%	55.14%	55.70%
ASSET QUALITY
Total non-performing assets	12,221,400	5,533,906	12,221,400	5,533,906
Non-performing assets as a percentage of loans plus foreclosed assets	0.86%	0.64%	0.86%	0.64%
Net annualized charge-offs (recoveries) as a percentage of average loans	0.19%	0.12%	0.23%	0.25%
Reserve for loan losses as a percentage of loans, at end of period	1.47%	1.48%	1.47%	1.48%

Capital

        At September 30, 2003, the capital ratios of the Company and Main Street Bank (the "Bank") were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table reflects the Company's and the Bank's compliance with regulatory capital requirements at September 30, 2003.

	Company	Bank	Minimum Required	Well Capitalized
Leverage ratio	7.26%	7.75%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	8.62%	9.16%	4.00%	6.00%
Risk-based capital	11.06%	10.41%	8.00%	10.00%

Loans and Allowance for Loan Losses

        At September 30, 2003, loans, net of unearned income, were $1.4 billion, an increase of $423.3 million or 43.7% over net loans at December 31, 2002 of $967.9 million. The growth in the loan portfolio was attributable to the impact of the First Colony acquisition, as well as a consistent focus on quality loan production and strong loan markets in the state. Residential mortgage and commercial real estate loans increased $313.9 million or 52.06% from December 31, 2002 while real estate construction loans increased $94.6 million or 39.66% over the same period. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

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

        For the nine month period ending September 30, 2003, net charge-offs totaled $2.1 million or .23% (annualized) of average loans outstanding for the period, net of unearned income, compared to $1.6 million or .25% in net charge-offs for the same period in 2002. The provision for loan losses for the nine months ended September 30, 2003 was $4.0 million compared to $2.3 million for the same period in 2002. The allowance for loan losses totaled $20.8 million or 1.47% of total loans, net of unearned income at September 30, 2003, compared to $14.6 million or 1.48% of total loans at December 31, 2002.

        The following table presents an analysis of the allowance for loan losses for the nine-month periods ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003	2002
Balance of allowance for loan losses at beginning of period	$14,588,582	$12,017,448
Provision charged to operating expenses	3,994,000	2,276,000
Additional reserves assumed in First Colony acquisition	4,272,738	—
Charge-offs:
Commercial, financial and agricultural	1,344,441	644,066
Real estate—construction and land development	207,932	252,592
Real estate—mortgage	—	—
Installment and other consumer	846,468	883,689

Total charge-offs	2,398,841	1,780,347
Recoveries:
Commercial, financial and agricultural	57,664	14,672
Real estate—construction and land development	50,768	3,081
Real estate—mortgage	—	—
Installment and other consumer	200,465	153,795

Total recoveries	308,897	171,548

Net charge-offs	2,089,944	1,608,799

Balance of allowance for loan losses at end of period	$20,765,376	$12,684,649

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

        The Company uses three standard scenarios—rates unchanged, rising rates, and declining rates—in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 100 basis points upward and downward rate shock. The following table illustrates the expected effect a given interest rate shift would have on the fair market value of the Balance Sheet and the annualized projected net interest income of the Company as of September 30, 2003.

Change in Interest Rates	Increase/(Decrease) in FMV of Balance Sheet	Increase/(Decrease) in Net Interest Income
+ 100 basis points	3.331%	2.455%
-100 basis points	-4.477%	0.318%

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

        The following chart illustrates the Bank's derivative positions as of September 30, 2003.

Main Street Bank
Derivative Positions
As of September 30, 2003

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Received Fixed Prime Swap—amortizing	Apr-02	Apr-04	$15,000,000	4.00%	6.63%	2.63%	$915,145
	Apr-02	Apr-04	$20,000,000
Received Fixed Prime Swap	Mar-03	Mar-06	$50,000,000	4.00%	5.26%	1.26%	$382,093
Received Fixed Prime Swap	Aug-03	Aug-06	$100,000,000	4.00%	5.59%	1.59%	$1,211,480

Total Received Fixed Swaps			$185,000,000				$2,508,718

Interest Rate Floors

Type	Transaction Date	Term Date	Notional	Strike Rate	Current Rate	Current Spread	Market Value
Prime based Floor	Jun-03	Jun-05	$100,000,000	3.75%	4.00%	-0.25%	$22,908

Total Interest Rate Floors			$100,000,000				$22,908

Total Derivative Positions			$285,000,000				$2,531,626

  Liquidity

        Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company's liquidity needs have primarily been met by growth in core deposits, advances from the Federal Home Loan Bank of Atlanta ("FHLB") and raising capital. The Company's cash and Federal funds sold and cash flows from amortizing investment and loan portfolios have generally created an adequate liquidity position. ALCO reviews liquidity monthly. This review is from a regulatory as well as static and a four-quarter forecasted standpoint.

        Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

        On May 22, 2003, Main Street Banks, Inc. completed the sale of $45.0 million of Main Street Banks Statutory Trust II floating rate trust preferred securities ("Capital Securities") with a maturity date of June 30, 2033 and a stated liquidation amount of $1,000 per Capital Security. Interest on the Capital Securities is to be paid on the last day of each March, June, September, and December and is reset quarterly based on the three month London interbank offered rate ("3-Month LIBOR") plus 325 basis points at the end of the preceding quarter, provided, however, that prior to May 22, 2008, the 3-Month LIBOR shall not exceed 8.75%. Main Street Banks, Inc. used the proceeds from this offering to fund a portion of the price paid to acquire First Colony Bancshares, Inc., Alpharetta, Georgia.

Results of Operations for the Three Months Ended September 30, 2003 and 2002

  Interest Income

        Interest income for the three months ended September 30, 2003 was $26.3 million, an increase of $6.4 million, or 32.1% compared to $19.9 million for the same period in 2002. The increase is mainly attributable to net loan growth of $543.6 million from September 30, 2002 to September 30, 2003. Interest on federal funds sold decreased $.4 million, due to the Company's decision to use the funds to purchase investment securities to earn a higher yield. Average earning assets for the three month period increased $556.6 million to $1.7 billion as of September 30, 2003 compared to $1.1 billion as of September 30, 2002.

  Interest Expense

        Interest expense on deposits and other borrowings for the three months ended September 30, 2003 was $7.5 million, a $1.6 million, or 25.88% increase from September 30, 2002. While average interest bearing liabilities increased $584.3 million to $1.7 billion for the three months ended September 30, 2003 compared to $1.1 billion for the three months ended September 30, 2002, the yield on average interest bearing liabilities decreased 40 basis points to 1.80% from 2.20% as of September 30, 2003 and 2002, respectively.

  Net Interest Income

        Net interest income for the three months ended September 30, 2003 increased $4.9 million, or 34.73% to $18.8 million compared to $14.2 million for the same period ending September 30, 2002. The increase was mainly attributable to the acquisition of First Colony in May 2003, as well as the Company's ability to manage the effects of the Federal Reserve's rate reductions. The Company's net interest margin decreased to 4.55% for the three months ended September 30, 2003 compared to 5.19% as of September 30, 2002.

  Provision for Loan Losses

        The provision for loan losses was $1.1million for the three months ended September 30, 2003 as compared to $.2 million for the three months ended September 30, 2002. The increase in the provision for loan losses was attributable to loan growth. Management believes that the present allowance for loan losses is adequate.

  Non-interest Income

        Non-interest income was $6.5 million for the three months ended September 30, 2003 an increase of $1.2 million, or 22.90% compared to $5.3 million for the three months ended September 30, 2002. The major components of the increase were insurance agency income, income from SBA lending, and mortgage banking income. Insurance agency income increased $0.1 million, or 3.76% to $1.2 million from $1.1 million for the three months ended September 30, 2003 and 2002, respectively. Income from SBA lending increased $0.2 million, or 164.3% to $0.4 million from $0.2 million for the three months ended September 30, 2003 and 2002, respectively. Mortgage banking income increased $0.4 million, or 57.37% to $1.1 million from $0.7 million for the three months ended September 30, 2003 and 2002, respectively. Gains on sales of investment securities of $0.3 million was recognized for the three months ended September 30, 2003, compared to $0 for the three month period ended September 30, 2002.

  Non-interest Expense

        Non-interest expense increased $2.9 million or 24.52% to $14.4 million from $11.5 million for the three months ended September 30, 2003 and 2002, respectively. The increase was attributable to the impact of the First Colony acquisition as well as to additional personnel required to accommodate the Company's growth. Salaries were $6.8 million, an increase of $1.3 million, or 23.39% from the three months ended September 30, 2002. The Company's efficiency ratio was 56.8% for the three months ended September 30, 2003 compared to 60.0% for the three months ended September 30, 2002.

  Income Taxes

        The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. For the three months ended September 30, 2003, the provision for taxes was $2.7 million, an increase of $0.4 million from the $2.3 million provided for in the same period in 2002. The effective tax rate for the three months ended September 30, 2003 was 27.27% compared to 30.37% for the same period in 2002. The effective tax rate for the three months ending September 30, 2003 is lower than for the same period in 2002 due to the effects of acquisitions on tax provisions and an over accrual of income tax provision for prior period. The over accrual of income tax provision is expected to effect the tax rate for the remainder of 2003.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

  Interest Income

        Interest income for the nine months ended September 30, 2003 was $72.0 million, an increase of $13.5 million, or 23.78% compared to $58.5 million for the nine months ended September 30, 2002. Interest and fees on loans increased $13.1 million to $64.1 million for the nine months ended September 30, 2003 compared to $51.0 million for the same period in 2002. Interest on investment securities increased $0.8 million to $6.2 million from $5.4 million for the nine months ended September 30, 2003 and 2002, respectively. These increases are due to increased asset balances, mainly attributable to the First Colony acquisition. Average earning assets increased $397.2 million to $1.5 billion for the nine months ended September 30, 2003 compared to $1.1 billion for the same period ended September 30, 2002. Yield on average earning assets decreased 76 basis points to 6.64% from 7.40% for the nine months ended September 30, 2003 and 2002, respectively.

  Interest Expense

        Interest expense on deposits and other borrowings for the nine months ended September 30, 2003 was $20.0 million, a $1.4 million, or 7.69% increase from the same period ending September 30, 2002. The increase was attributable to the yield on average interest bearing liabilities decreasing 53 basis points to 1.84% from 2.37% for the nine months ended September 30, 2003 and September 30, 2002, respectively. Average interest bearing liabilities increased $402.7 million to $1.4 million for the nine months ended September 30, 2003 compared to $1.0 million for the nine months ended September 30, 2002.

  Net Interest Income

        Net interest income for the nine months ended September 30, 2003 increased $10.7 million, or 27.02% to $52.0 million compared to $39.6 million for the same period ending September 30, 2002. The increase was mainly attributable to the Company's ability to manage the effects of the Federal Reserve's aggressive rate reductions. The Company's net interest margin decreased to 4.82% for the nine months ended September 30, 2003 compared to 5.09% as of September 30, 2002.

  Provision for Loan Losses

        The provision for loan losses was $4.0 million for the nine months ended September 30, 2003 as compared to $2.3 million for the same period ending September 30, 2002. The increase in the provision for loan losses was attributable to loan growth. Management believes that the present allowance for loan losses is adequate considering the Company's historical loss experience.

  Non-interest Income

        Non-interest income was $17.4 million for the nine months ended September 30, 2003; an increase of $3.2 million, or 22.93% compared to $14.2 million for the nine months ended September 30, 2002. The components of the increase were insurance agency income, mortgage banking income, income from SBA lending, and investment securities gains. Insurance agency income increased $0.8 million, or 27.74% to $3.6 million from $2.8 million for the nine months ended September 30, 2003 and 2002, respectively. Mortgage banking income increased $0.8 million, or 50.08% to $2.6 million from $1.8 million for the nine months ended September 30, 2003 and 2002, respectively. Income from SBA lending increased $0.7 million, or 105.20% to $1.3 million from $0.6 million for the nine months ended September 30, 2003 and 2002, respectively. Gains on sales of investment securities of $0.6 million were recognized for the nine months ended September 30, 2003, compared to $0 for the nine month period ended September 30, 2002.

  Non-interest Expense

        Non-interest expense increased $8.3 million or 27.80% to $38.3 million from $30.0 million for the nine months ended September 30, 2002 and 2001, respectively. The increase was attributable to the impact of the First Colony acquisition as well as to additional personnel required to accommodate the Company's growth. Salaries and other compensation were $18.6 million, an increase of $3.8 million, or 26.01% from the nine months ended September 30, 2002. The Company's efficiency ratio was 55.14% for the nine months ended September 30, 2003 compared to 55.70% for the nine months ended September 30, 2002.

  Income Taxes

        The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. For the nine months ended September 30, 2003, the provision for taxes was $7.9 million, an increase of $1.3 million from the $6.6 million provided for in the same period in 2002. The effective tax rate for the nine months ended September 30, 2003 was 29.16% compared to 30.49% for the same period in 2002. The effective tax rate for the nine months ending September 30, 2003 is lower than the same period in 2002 due to the effects of acquisitions on tax provisions and an over accrual of income tax provision from prior periods. The over accrual of income tax provision is expected to effect the tax rate for the remainder of 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Additional information required by Item 305 of Regulation S-K is set forth under Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company's disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms. During the third quarter of 2003 there were no changes in the Company's internal control over financial reporting that may have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.—OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

                From time to time, the Bank is a party to legal proceedings in the ordinary course of business, wherein it enforces its security interest. The Company has established necessary and sufficient reserves to cover such anticipated expenses. The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

  ITEM 2. CHANGES IN SECURITIES

                None.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

  ITEM 5. OTHER INFORMATION

                None.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)
    The following are filed with or incorporated by reference into this report

Exhibit No.	Description
3.1	Articles of Incorporation of Main Street Bank, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-78046 on Form S-4) as amended by Certificate of Merger and Name Change (incorporated by reference to Exhibit 3.1 of the December 31, 1996, Form 10-KSB)
3.2	Bylaws of Main Street Bank, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-78046 on Form S-4)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)
    Reports on Form 8K

      The Company filed Form 8-K's as follows:

July 3, 2003	Press release announcing the date of the Company's conference call to release the results of the second quarter of 2003.
July 10, 2003	Press release announcing a dividend declaration.
July 16, 2003	Press release announcing the results of the third quarter of 2003.
July 31, 2003	Presentation of the text of slides provided to the investment community
September 23, 2003	Press release announcing that Main Street Bank will present at SunTrust Robinson Humphrey's 2003 Sunbelt Community Banking Conference on Sept. 30.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.
Date:	November 14, 2003	By:	/s/ EDWARD C. MILLIGAN
Edward C. Milligan, Chairman and Chief Executive Officer
Date:	November 14, 2003	By:	/s/ ROBERT D. MCDERMOTT
Robert D. McDermott, Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I.—FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II.—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES