Form 10-K
period 2003-12-31
MAIN STREET BANKS INC /NEW/
filed 2004-03-15
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission file number 000-25128

MAIN STREET BANKS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2104977
(State of Incorporation)	(I.R.S. Employer Identification No.)

676 Chastain Road Kennesaw, Georgia	30144
(Address of principal executive offices)	(Zip Code)

770-422-2888

(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates as of February 29, 2004 (based on the closing price on June 30, 2003): $337,530,653

The number of shares outstanding of the registrant’s common stock, as of February 29, 2004: 19,317,429

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

MAIN STREET BANKS, INC.

FORM 10-K

DECEMBER 31, 2003

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended, including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Main Street Banks, Inc.’s (the “Company’s”) operations, markets and products. Without limiting the foregoing, the words “believes,” “anticipates,” “intends,” “expects,” or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company’s assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting the Company, (v) greater competitive pressures among financial institutions in Company’s market, (vi) greater than expected loan losses and (vii) inability to effectively integrate acquired businesses. Additional information and other factors that could affect future financial results are included in the Company’s filings with the Securities and Exchange Commission.

PART I

Item 1. Business

Business Overview

The term “the Company” is used throughout this Annual Report on Form 10-K to refer to Main Street Banks, Inc. and its subsidiaries. The term “Parent Company” is used to refer to Main Street Banks, Inc. wherever a distinction between Main Street Banks, Inc. and its subsidiaries aids in the understanding of this Annual Report on Form 10-K.

The Parent Company is a financial holding company which engages through its subsidiaries, Main Street Bank (“the Bank”) Main Street Insurance Services, Inc. (“MSII”), Piedmont Settlement Services, Inc. (“Piedmont”) and MSB Payroll Solutions, LLC in providing a full range of banking, mortgage banking, investment and insurance services to its retail and commercial customers located primarily in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale and Walton counties in Georgia. Prior to January 2, 2001, the Parent Company was known as First Sterling Banks, Inc. On December 29, 2000, former bank subsidiaries, The Westside Bank and Trust Company, The Eastside Bank and Trust Company and Community Bank of Georgia were merged into the Bank. The Parent Company was incorporated on March 16, 1994 as a Georgia business corporation. Its executive offices are located at 676 Chastain Road, Kennesaw, Georgia 30144, and its telephone number is 770-422-2888. The Company has no foreign activities.

Effective November 17, 2000, the Parent Company became a financial holding company under the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), which amended the Bank Holding Company Act and expands the activities in which the Company may engage. After becoming a financial holding company, in December 2000 the Parent Company acquired Williamson Insurance Agency, Inc. and Williamson & Musselwhite Insurance Agency, Inc. Upon consummation of the acquisition, the two insurance companies were combined with the Bank’s existing Insurance division and the name was ultimately changed to Main Street Insurance Services, Inc. In January of 2004 MSII acquired substantially all of the assets of Banks Moneyhan Hayes Insurance Agency, Inc.

The Parent Company

Under Federal Reserve policy, the Parent Company is expected to act as a source of financial strength and to commit resources to support the Bank. In addition, any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Subsidiary Bank

The Bank, a state chartered commercial bank, provides traditional deposit, lending, mortgage and securities brokerage services. Main Street Bank conducts a general banking business at 25 bank offices in Georgia. The Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts.

Insurance Subsidiary

The Parent Company, through its wholly owned subsidiary, MSII, makes available to its customers and others, as agent for a variety of insurance companies, term life insurance, fixed-rate annuities, property and casualty insurance and other insurance products.

Products and Services

The Company provides a full range of traditional banking, mortgage banking, investment, and insurance services to individual and corporate customers.

Loans. The Company’s primary lending activities include real estate loans (mortgage and construction), commercial and industrial loans to small and medium sized businesses, and consumer loans. The Company originates first mortgage loans and enters into a commitment to sell these loans in the secondary market. The Company limits its interest rate risk on such loans originated by selling individual loans immediately after the customer locks in their rate.

Deposits. The Company offers a full range of depository accounts and services to both individuals and businesses. These deposit accounts have a wide range of interest rates and terms and consist of demand, savings, money market and time accounts.

Insurance Services. The Company provides insurance services to individuals and businesses through its subsidiary, MSII. MSII provides a variety of insurance products for consumers including life, health, homeowners, automobile and umbrella liability coverage. Commercial products include coverage for property, general liability, worker’s compensation, and group life and health. MSII is an insurance agency and does not underwrite policies but rather acts as a broker.

Investment Services. The Company, through a division of the Bank, provides its customers with comprehensive investment and brokerage services through an arrangement with Invest Financial. Products and services include stocks and bonds, mutual funds, annuities, 401(k) plans, life insurance, individual retirement accounts, simplified employee pension accounts, estate planning and financial needs analysis.

Business Combinations

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

The first merger occurred in 1996 when the Company merged with Eastside Holding Corporation, a one-bank holding company located in Snellville, Gwinnett County, Georgia. In 1999, the Company consummated a merger with Georgia Bancshares, Inc. and thereby acquired Community Bank located in DeKalb County, Georgia. In May of 2000, the Company consummated a merger with the former Main Street Banks Incorporated, the former parent of the Bank. In December of 2000, the Company acquired Williamson Insurance Agency, Inc. and Williamson and Musselwhite Insurance Agency, Inc. In January of 2001, the Company acquired Walton Bank and Trust Company, which merged into the Bank.

During 2001, the Bank formed MSB Holdings, Inc., an intermediate holding company, and MSB Investments, Inc., a real estate investment trust (“REIT”). These companies were established in order to strengthen the Bank’s capital position. The establishment of a REIT subsidiary allows the Bank to increase the effective yield on its real estate related assets and residential mortgage loan portfolios by transferring a portion of the assets and loans to an entity that receives favorable tax treatment.

During 2002, MSII acquired Hometown Insurance Center, Inc. (“Hometown”) located in Winder Georgia. Hometown was a multi-line independent insurance agency serving Barrow, Jackson, and Gwinnett Counties.

During 2002, the Company successfully completed the acquisition of First National Bank of Johns Creek. First National Bank of Johns Creek was a $110 million bank with 2 branch locations and 2 ATM machines. First National Bank of Johns Creek had approximately $94 million in loans and $96 million in deposits.

During 2003, the Company acquired First Colony Bancshares, Inc., the former holding company of First Colony Bank, a $320 million asset holding company headquartered in Alpharetta, Georgia (“First Colony”). First Colony’s banking offices in Alpharetta, Roswell, and Cumming gave the Bank a strong presence in North Fulton County and the Cumming Office augmented the Company’s presence in Forsyth County. First Colony Bank was merged into the Bank.

During 2003, the Company completed the acquisition of the remaining 50% interest from the other partners of Piedmont Settlement Services, LLP, a Pennsylvania limited liability partnership. Upon this acquisition, the operations were transferred upstream to an intermediate holding company that subsequently changed its name to Piedmont Settlement Services, Inc. Piedmont is a wholly-owned subsidiary of the Parent Company. Piedmont is a third party provider of mortgage loan related services.

Subsequent to year-end, in January 2004, MSII acquired substantially all of the assets of Banks Moneyhan Hayes Insurance Agency, Inc. (“BMIA”), an insurance agency headquartered in Conyers, Georgia. BMIA’s insurance agency offices are located in Conyers and Athens, Georgia and employ 25 insurance professionals selling business and property and casualty insurance, as well as group life and health. BMIA was the dominate insurance agency in Newton and Rockdale counties with roots dating back to 1847.

Market Area and Competition

The Company’s primary service area is in the counties north and east of Atlanta, Georgia. These counties include Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale and Walton counties. The Company’s marketing strategy emphasizes its local nature and involvement in the communities located in its primary service area.

Since July 1, 1995, numerous interstate acquisitions involving Georgia-based financial institutions have been announced or consummated. Though interstate banking has resulted in significant changes in the structure of financial institutions in the southeastern region, including the Bank’s primary service areas, management does not feel that such changes have had or will have a significant impact upon its operations.

The Bank encounters vigorous competition from other commercial banks, savings and loan associations and other financial institutions and intermediaries in the Bank’s primary service areas.

The Bank competes with other banks in its primary service area in obtaining new deposits and accounts, making loans, obtaining branch banking locations and providing other banking services. The Bank also competes with savings and loan associations and credit unions for savings and transaction deposits, certificates of deposit and various types of retail and commercial loans.

The Bank must compete with other financial intermediaries, including mortgage banking firms and real estate investment trusts, small loan and finance companies, insurance companies, credit unions, leasing companies, and certain government agencies. Competition exists for time deposits and, to a more limited extent, demand and transaction deposits offered by a number of other financial intermediaries and investment alternatives, including money market mutual funds, brokerage firms, government and corporate bonds and other securities.

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

Management expects that competition will remain intense in the future due to State and Federal laws and regulations, and the entry of additional bank and non-bank competitors in its markets.

Employees

As of December 31, 2003, the Company had a total of 541 full-time equivalent employees. These employees are provided with fringe benefits in varying combinations, including health, accident, disability and life insurance plans. None of the Company’s employees are subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company also maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility. In the opinion of management, the Company enjoys excellent relations with its employees.

Certain Relationships and Related Transactions

Main Street Bank offers loans to its directors, officers and employees. All of such loans are made in the ordinary course of business, and made on substantially the same terms, including interest rates, collateral and application fees, as those prevailing at the time for comparable transactions with non-affiliated persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The Sarbanes-Oxley Act of 2002 generally prohibits public companies from making personal loans to their directors and executive officers; however, it exempts from this general prohibition loans made by insured depository institutions, such as the Bank, in accordance with federal banking regulations.

The Company’s directors and certain business organizations and individuals associated with them are customers of and have banking transactions with the Bank in the ordinary course of business. Such transactions include commitments, lines of credit and letters of credit. Additional transactions with these persons and businesses are anticipated in the future.

The Company has entered into twelve lease agreements with members of the Board or their related interests, through which these individuals lease to the Company buildings that it uses for its operations center, bank headquarters, human resources and accounting offices, branch operations and treasury offices, credit administration office, professional offices, and the Covington Main Banking Center. The Company believes that the terms of the lease agreements are at least as favorable to it as terms available from unrelated third parties.

Government Monetary Policy

The Parent Company and the Bank are affected by the credit policies of monetary authorities including the Board of Governors of the Federal Reserve System (“Federal Reserve”). An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in United States Government securities, changes in the discount rate, reserve requirements on member bank deposits and funds availability regulations. These instruments are used in varying combinations to influence the overall growth of bank loans, investments and deposits and may also affect interest rate charges on loans or paid on deposits.

The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of financial institutions in the past and will continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no reasonable prediction can be made as to the future impact that changes in interest rates, deposit levels, or loan demand may have on the business and income of the Parent Company its subsidiaries.

Supervision and Regulation

The Parent Company is a financial holding company registered with the Federal Reserve and the Georgia Department of Banking and Finance under the Bank Holding Company Act of 1956 (“BHC Act”) as amended, the “Holding Company Act” and the Georgia Bank Holding Company Act, respectively. As a result, it is subject to the supervision, examination and reporting requirements of these acts and the regulations of the Federal Reserve and the Georgia Department of Banking and Finance issued under these acts. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well capitalized and well managed and has a rating of “satisfactory” or better under the Community Reinvestment Act of 1977 (“CRA”).

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than five percent of the voting shares of the Bank; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (3) it may merge or consolidate with any other bank holding company.

The GLB Act was enacted on November 12, 1999. The GLB Act permits bank holding companies meeting certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities than were permitted previously, including insurance underwriting and merchant banking activities. The BHC Act was amended to permit a financial holding company to engage in any activity and acquire and retain any company that the Federal Reserve determines to be (a) financial in nature or incidental to such financial activity or (b) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The GLB Act repealed sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. The GLB Act permits banks to be under common control with securities firms, insurance companies, investment companies and other financial interests if these companies are subsidiaries of an financial holding company. Some of these affiliations are also permissible for bank subsidiaries. The GLB Act gives the Federal Reserve broad authority to regulate financial holding companies, but provides for functional regulation of subsidiary activities by the Securities and Exchange Commission, the Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.

The GLB Act includes significant provisions regarding the privacy of financial information. These financial privacy provisions generally require a financial institution to adopt a privacy policy regarding its practices for sharing nonpublic personal information and to disclose that policy to its customers, both at the time the customer relationship is established and at least annually during the relationship. These provisions also prohibit the Company from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to opt out of the disclosure.

The Federal Reserve Act generally imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve and other affiliates (which includes any holding company of which a bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks that are not members of the Federal Reserve also are subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or the furnishing of services.

In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted. This act recapitalized the Bank Insurance Fund (“BIF”), of which the Bank is a member; substantially revised statutory provisions, including capital standards; restricted certain powers of state banks; gave regulators the authority to limit officer and director compensation; and required holding companies to guarantee the capital compliance of their banks in certain instances. FDICIA, which became effective in December 1992, among other things, requires the federal banking agencies to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” as defined by regulations adopted by the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the other federal depository institution regulatory agencies. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity capital equal to the greater of 2 percent of total tangible assets or 65 percent of the minimum leverage ratio to be prescribed by regulation. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

Under the agency rule implementing the prompt corrective action provisions, an institution that (i) has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be “well capitalized.”

An institution with a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be “adequately capitalized.” A depository institution that has a Total Capital ratio of less than 8.0%, a Tier 1 Capital ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be “undercapitalized.” A depository institution that has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be “significantly undercapitalized,” and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of the regulation, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.

Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets and the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines “that those actions are necessary to carry out the purpose” of FDICIA.

If a depository institution fails to meet regulatory capital requirements, the regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. The obligation of a controlling FHC under FDICIA to fund a capital restoration plan is limited to the lesser of five percent of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. If the controlling FHC fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the Federal Bankruptcy Code, the FDIC’s claim may be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the “sister bank” exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to prevailing rates in the institution’s region; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ “qualified” senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain non-depository affiliates which pose a danger to the institution; or (xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer without regulatory approval. At December 31, 2003, the Company and the Bank were both “well capitalized” and were not subject to any of the foregoing restrictions.

The Community Reinvestment Act of 1977 (“CRA”) and the regulations of the Federal Reserve and the FDIC implementing that act are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and its implementing regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch or to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank’s most recent CRA examination was on February 1, 2003 and the bank received a “Satisfactory” rating.

The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the “liquidation or other resolution” of such an institution by any receiver.

FDIC Insurance Assessments

Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor). An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

The Bank is assessed at the well-capitalized level where the premium rate is currently zero. Like all insured banks, the Bank also must pay a quarterly assessment of approximately $.02 per $100 of assessable deposits to pay off bonds that were issued in the late 1980’s by a government corporation, the Financing Corporation, to raise funds to cover costs of the resolution of the savings and loan crisis.

Under the Federal Deposit Insurance Act (“FDIA”), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

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

The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for the Tier 1 Capital ratio is 4.0%. At December 31, 2003, the Company’s consolidated Tier 1 Capital and Total Capital ratios were 8.79% and 11.11%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 4.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4.0%, plus an additional cushion of 100 to 200 basis points. The Company’s Leverage Ratio at December 31, 2003, was 7.28%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2003. Neither the Company nor the Bank has been advised by any federal banking agency of any violations of specific minimum capital ratio requirement applicable to it.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.

Safety and Soundness Standards

Main Street Bank is a Georgia chartered commercial bank and subject to the supervision, examination and reporting requirements of the Georgia Department of Banking and Finance and the FDIC.

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

FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies adopted in 1995 a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.

The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

Other Legislation

USA Patriot Act: On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). The USA Patriot Act is intended to allow the federal government to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among its provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program, (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The federal banking agencies have begun proposing and implementing regulations interpreting the USA Patriot Act. Compliance with the USA Patriot Act did not have a significant impact on the financial condition or results of operations of the Company.

Sarbanes-Oxley Act: On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to recent corporate scandals. The Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board (“PCAOB”) to oversee the conduct of audits of public companies. The duties of PCAOB include (i) registering public accounting firms that prepare audit reports, (ii) establishing auditing, quality control, ethics, independence and other standards for the preparation of audit reports, (iii) conducting inspections of registered public accounting firms and (iv) otherwise promoting high professional standards among, and improving the quality of audit services offered by auditors of public companies. The PCAOB will be funded from assessments on public companies and will be subject to the oversight of the Securities and Exchange Commission. In addition, the Sarbanes-Oxley Act attempts to strengthen the independence of public company auditors by, among other things, (i) prohibiting public company auditors from providing certain non-audit services to their audit clients, (ii) requiring a company’s audit committee to preapprove all audit and non-audit services being provided by its independent auditor, (iii) requiring the rotation of audit partners and (iv) prohibiting an auditor from auditing a client that has as its chief executive officer, chief financial officer, chief accounting officer or controller a person that was employed by the auditor during the previous year.

The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the Securities and Exchange Commission, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a misstatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods and (vi) requiring the Securities and Exchange Commission to issue standards of professional conduct for attorneys representing public companies. In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (i) the company’s audit committee must appoint and oversee the company’s auditors, (ii) each member of the company’s audit committee must be independent, (iii) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters, (iv) the company’s audit committee must have the authority to engage independent advisors and (v) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

The Sarbanes-Oxley Act contains several provisions intended to enhance the quality of financial disclosures of public companies, including provisions that (i) require that financial disclosures reflect all material correcting adjustments identified by the company’s auditors, (ii) require the disclosure of all material off-balance sheet transactions, (iii) require the Securities and Exchange Commission to issue rules regarding the use by public companies of pro forma financial information, (iv) with certain limited exceptions, including an exception for financial institutions making loans in compliance with federal banking regulations, prohibit public companies from making personal loans to its officers and directors, (v) with certain limited exceptions, require directors, officers and principal shareholders of public companies to report changes in their ownership in the company’s securities within two business days of the change, (vi) require a company’s management to provide a report of its assessment of the internal controls of the company in its annual report, (vii) require public companies to adopt codes of conduct for senior financial officers and (viii) require companies to disclose whether the company’s audit committee has a financial expert as a member.

Under the Sarbanes-Oxley Act, the Securities and Exchange Commission is directed to adopt rules designed to protect the independence of research analysts and to require research analysts to disclose conflicts of interest and potential conflicts of interest. The Sarbanes-Oxley Act also directs that certain studies be conducted by the Comptroller General and the Securities and Exchange Commission, including studies regarding the function of credit rating agencies and the role of investment banks and financial advisers might have on earnings.

The Sarbanes-Oxley Act imposes criminal liability for certain acts, including altering documents involving federal investigations, bankruptcy proceedings, corporate audits and increases the penalties for certain offenses, including mail and wire fraud. In addition, the Sarbanes-Oxley Act gives added protection to corporate whistle-blowers.

Although the Company has incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations promulgated by the Securities and Exchange Commission thereunder, such compliance has not had a material impact on the Company’s financial condition or results of operations.

Other: The United States Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. It cannot be predicted whether or in what form further legislation may be adopted or the extent to which the business of the Company may be affected thereby.

Risk Factors

Credit Risk and Loan Concentration: A major risk facing lenders is the risk of losing principal and interest as a result of a borrower’s failure to perform according to the terms of the loan agreement, or “credit risk.” Real estate loans include residential mortgages and construction and commercial loans secured by real estate. The Company’s credit risk with respect to its real estate loans relates principally to the value of the underlying collateral. The Company’s credit risk with respect to its commercial loans relates principally to the general creditworthiness of the borrowers, who primarily are individuals and small and medium-sized businesses in the Company’s primary service areas. There can be no assurance that the allowance for loan losses will be adequate to cover future losses in the existing loan portfolios. Loan losses exceeding the Company’s historical rates could have a material adverse affect on the results of operations and financial condition of the Company.

Potential Impact of Change in Interest Rates: The potential of the Company depends to a large extent upon its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The net interest income of the Company would be adversely affected if changes in market interest rates resulted in the interest-bearing assets of the Company being reduced because of softening loan demand. In addition, a decline in interest rates may result in greater than normal prepayments of the higher interest-bearing obligations held by the Company.

Management Information Systems: The sophistication and level of risk of the Company’s business requires the utilization of thorough and accurate management information systems. Failure of management to effectively implement, maintain, update and utilize updated management information systems could prevent management from recognizing in a timely manner deterioration in the performance of its business, particularly its loan portfolios. Such failure to effectively implement, maintain, update and utilize comprehensive management information systems could have a material adverse effect on the results of operations and financial condition of the Company.

Merger Integration: A risk facing financial institutions is the successful integration of an acquired institution’s staff, accounts, and products. Failure of management to effectively integrate all aspects of an acquired institution could lead to higher than anticipated account run-off, lower than anticipated profits from these acquired institutions, and could have a material adverse effect on the operating results and financial conditions of the Company.

Potential Impact of Significant Growth: The Company has grown loans, deposits, fee businesses, and employees rapidly both organically and through acquisition. The ability of the Company to manage this growth in a disciplined manner is imperative. The Company must thoroughly plan on how to support this growth from a human resources, training, operational, financial and technology standpoint. The failure to successfully manage this growth could have a material adverse effect on the operating results and financial conditions of the company.

Adverse Economic Conditions: The Company’s major lending activities are real estate and commercial loans. Residential mortgage loans are also produced for resale. An increase in interest rates could have a material adverse effect on the housing industries and consumer spending generally. In addition, an increase in interest rates could cause a decline in the value of residential mortgages. These events could adversely affect the results of operations and financial condition of the Company.

Governmental Regulation – Banking: The Company and the Bank are subject to extensive supervision, regulation and control by several Federal and State governmental agencies, including the Federal Reserve, FDIC, and the Georgia Department of Banking and Finance. Future legislation, regulations and government policy could adversely affect the Company and the financial institutions industry as a whole, including the cost of doing business. Although the impact of such legislation, regulation and policies cannot be predicted, future changes may alter the structure of and competitive relationships among financial institutions.

Consumer and Debtor Protection Laws: The Company is subject to numerous Federal and State consumer protection laws that impose requirements related to offering and extending credit. The United States Congress and state governments may enact laws and amend existing laws to regulate further the consumer industry or to reduce finance charges or other fees or charges applicable to credit card and other consumer revolving loan accounts. Such laws, as well as any new laws or rulings which may be adopted, may adversely affect the Company’s ability to collect on account balances or maintain previous levels of finance charges and other fees and charges with respect to the accounts. Any failure by the Company to comply with such legal requirements also could adversely affect its ability to collect the full amount of the account balances. Changes in federal and state bankruptcy and debtor relief laws could adversely affect the results of operations and financial condition of the Company if such changes result in, among other things, additional administrative expenses and accounts being written off as uncollectible.

Composition of Real Estate Loan Portfolio: The real estate loan portfolio of the Company includes residential mortgages and construction and commercial loans secured by real estate. The Company generates most of its real estate mortgage loans in Georgia. Therefore, conditions of this real estate market could strongly influence the level of the Company’s non-performing mortgage loans and the results of operations and financial condition of the Company. Real estate values and the demand for mortgages and construction loans are affected by, among other things, changes in general or local economic conditions, changes in governmental rules or policies, the availability of loans to potential purchasers, and acts of nature. Although the Company’s underwriting standards are intended to protect the Company against adverse general and local real estate trends, declines in real estate markets could adversely impact the demand for new real estate loans, and the value of the collateral securing the Company’s loans.

Website Availability of Reports Filed with the Securities and Exchange Commission

The Company maintains an Internet website located at www.mainstreetbank.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to the SEC.

Item 2. Properties

The Company’s corporate headquarters are located at 676 Chastain Road, Kennesaw, Georgia. The main office of the Bank is located at 1134 Clark Street, Covington, Georgia. The Bank leases space for its headquarters and various support functions. These support functions include: an operations center, bank headquarters, and accounting facilities.

The Bank has 25 branch offices located in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale and Walton counties, Georgia, 19 of which are owned and 6 of which are leased. Deposit and loan operations, proof, information technology, and purchasing are located in leased space at 2118 Usher Street in Covington, Georgia. Human Resources, Accounting, Credit and Compliance are in leased space at 1122 Pace Street in Covington, Georgia. The Bank’s corporate headquarters is in leased space at 1121 Floyd Street, Covington, Georgia. The bank also leases a building in Covington, Georgia, adjacent to the owned facility on Pace Street, which serves as the location of the Branch Operations and Treasury departments.

Item 3. Legal Proceedings

Neither the registrant nor its subsidiaries are a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental either to the business of the Company, or to the knowledge of the management of the registrant are any such proceedings contemplated or threatened against it or its subsidiaries. From time to time, the Bank is a party to legal proceedings in the ordinary course of business, wherein it enforces its security interest.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Stock and Related Shareholder Matters

Market Prices. Our common stock trades on the NASDAQ under the symbol “MSBK.”

The following table sets forth the high and low closing prices and the end of the quarter closing price of the common stock of the Parent Company and the dividends paid thereon during the periods indicated:

Quarter Ended	High	Low	Close	Dividend
2003
March 31	$20.48	$18.75	$18.45	$0.120
June 30	25.40	18.50	24.94	0.120
September 30	26.00	23.37	25.02	0.120
December 31	27.92	25.01	26.52	0.120

2002
March 31	$19.08	$14.60	$18.75	$0.105
June 30	21.74	18.30	20.68	0.105
September 30	21.75	18.26	18.53	0.105
December 31	20.48	15.95	19.20	0.105

As of January 31, 2004, there were approximately 1,888 shareholders of record of the Parent Company’s common stock. The Company believes that there are a significant number of shares of Common Stock held either in nominee name or street name brokerage accounts and consequently, the Company is unable to determine the number of beneficial owners of the Common Stock.

Dividend Policy and History. Neither the Company’s articles of incorporation nor the bylaws set forth any restriction on the ability of the Company to issue dividends to its shareholders. The Georgia Business Corporation Code, though, forbids any distribution which, after being given effect, would leave the Company unable to pay its debts as they become due in the usual course of business. Additionally, the Georgia Business Corporation Code provides that no distribution shall be made if, after giving it effect, the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy any preferential dissolution rights.

The Company is a legal entity separate and distinct from its subsidiaries. Substantially all of the Company’s revenues result from amounts paid as dividends to the Company by its subsidiaries. The Bank is subject to statutory and regulatory limitations on the payment of dividends to the Company, and the Company is subject to statutory and regulatory limitations on dividend payments to its shareholders.

If in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the regulatory authority may require, after notice and hearing, that the institution cease and desist from the practice. The Federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under FDICIA, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal agencies have also issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The Georgia Financial Institutions Code and the Georgia Banking Department’s regulations provide:

•	that dividends of cash or property may be paid only out of the Bank’s retained earnings;

•	that dividends may not be paid if the Banks’ paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20% of the Bank’s capital stock;

•	that dividends may not be paid without prior approval of the Georgia Banking Department if:

•	the Bank’s total classified assets at its most recent examination exceed 80% of its equity capital;

•	the aggregate amount of dividends to be declared exceeds 50% of the Bank’s net profits after taxes but before dividends for the previous calendar year;

•	the ratio of equity capital total to adjusted assets is less than 6%.

The payment of dividends by the Company may also be affected or limited by other factors, such as a requirement by the Federal Reserve to maintain adequate capital above regulatory guidelines.

Recent sales of unregistered securities. On January 9, 2004 the Company acquired substantially all of the assets of BMIA. As consideration for this acquisition, the Company issued 271,111 shares of its common stock to the shareholders of BMIA in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. These shares are the subject of an effective registration statement on Form S-3.

Equity Compensation Plans. The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2003:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights ( a )	Weighted-average exercise price of outstanding options, warrants, and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) ( c )
Equity compensation plans approved by security holders	1,314,780	$12.72	790,060

Equity compensation plans not approved by security holders	—	N/A	—

Total	1,314,780	$12.72	790,060

Item 6. Selected Financial Data

	Year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands except per share data)
EARNINGS
Interest income	$98,834	$79,189	$84,752	$85,635	$68,452
Interest expense	27,465	24,891	35,222	37,399	26,414
Net interest income	71,369	54,298	49,530	48,236	42,038
Non-interest income	24,344	19,078	14,112	10,676	10,448
Non-interest expense	52,943	39,873	39,342	35,041	32,262
Net income	26,699	20,471	14,347	13,925	12,093

SELECTED AVERAGE BALANCES
Assets	$1,704,212	$1,194,583	$1,063,215	$980,641	$840,028
Earning assets	1,525,504	1,101,286	990,358	914,113	770,057
Loans	1,259,640	857,184	775,236	713,862	614,381
Total deposits	1,313,888	966,238	896,804	828,794	715,830
Shareholders’ equity	168,496	111,579	99,951	83,578	76,875
Common shares outstanding - diluted	18,556	16,186	16,111	15,804	15,784

YEAR-END BALANCES
Assets	$1,971,765	$1,381,990	$1,110,168	$1,070,575	$907,138
Earning assets	1,759,669	1,259,942	1,016,163	999,907	841,487
Loans	1,443,326	982,486	811,446	735,963	668,447
Total deposits	1,458,403	1,128,928	908,181	885,910	754,254
Shareholders’ equity	200,543	131,657	105,121	93,774	80,054
Common shares outstanding	18,981	16,242	15,699	15,534	15,445

PER COMMON SHARE
Earnings per share - basic	$1.49	$1.30	$0.92	$0.90	$0.78
Earnings per share - diluted	1.44	1.26	0.89	0.88	0.77
Book value	10.50	8.11	6.70	6.04	5.18
Cash dividend paid	0.48	0.42	0.36	0.24	0.16

FINANCIAL RATIOS
Return on average assets	1.57%	1.71%	1.35%	1.42%	1.44%
Return on average equity	15.80%	18.3%	14.40%	16.70%	15.70%
Average equity to average assets	9.89%	9.02%	9.40%	8.52%	9.15%
Dividend payout ratio	33.36%	33.21%	32.70%	24.90%	20.90%
Price to earnings	18.43	15.18	18.40	14.10	15.70
Price to book value	2.53	2.29	2.45	2.06	2.33

NON-FINANCIAL
Employees	541	459	392	404	406
Banking offices	25	23	21	23	23
ATMs	28	26	23	25	25

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at December 31, 2003 as compared to December 31, 2002 and a comparison of operating results for the periods ended December 31, 2003, 2002 and 2001. These comments should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing elsewhere herein.

Executive Overview

2003 was both an exciting and challenging year for Main Street Banks, Inc. The company experienced tremendous growth and change during the year. The year began with the successful integration of the John’s Creek acquisition which closed on December 11, 2002. That event was followed by the successful acquisition and conversion of First Colony Bancshares.

In addition to the two acquisitions, Main Street also opened the Lawrenceville, Buckhead, and Dunwoody Banking Centers, and consolidated four smaller facilities for efficiency reasons: Midway, Lawrenceville North, Central Lawrenceville, and the Kroger Banking Center in Covington.

During 2003, the company also established a commercial real estate division, Piedmont Settlement Services, and MSB Payroll Solutions, LLC.

The strong 2003 operating results were highlighted by:

•	A 30.4 percent increase in net income compared to the prior year with double digit loan and core deposit growth

•	Loan growth showed an increase of $461 million or 46.9 percent, compared to the prior year. Excluding The First Colony Bancshares acquisition, loans outstanding increased $288 million or 17.6 percent.

•	Asset quality was stable due to the Company’s insistence on properly margined collateral and principal guarantees in its lending policies, and due to the strength of the Atlanta economy.

•	Total deposits increased $329 million, or 29.2 percent, during the year with $282 million of this increase coming via acquisition. The deposit mix improved as transaction deposits, excluding acquisitions, grew 16.9 percent over the same period from December 31, 2002.

•	Non interest income increased $5.3 million or 27.6 percent

During 2004 the Company faces many risks and a great deal of competition. Key objectives and principles have been established to manage risks and maintain solid financial results. The following principles are of the greatest concern to management and are reflected in management’s decision making in daily decisions and in long-term strategic planning:

•	Solidify our position as Atlanta’s community banking market leader

•	Continue strong internal growth of loans and deposits

•	Maintain asset quality by:

1.	Keeping delinquency trends stable,

2.	Limiting shared national credits,

3.	Having a high percentage of portfolio collateralized, and

4.	Keeping nonperforming assets low through active management and disciplined underwriting criteria.

•	Use a disciplined, limited, and rational acquisition strategy to achieve external growth when possible.

Additionally, in January 2004, the company, acquired and successfully integrated the BMIA. The acquisition will continue to allow the Company to diversify its income stream. Furthermore, the company has announced three new banking centers located in Midtown (Atlanta), Galleria (Cobb County, GA), and Marietta, GA to aid in future growth.

The Bank constantly analyzes its branch network and has announced the future closing of the Barrett Parkway branch in order to improve the bank’s overall efficiency.

Additionally, the Company will continue to commit resources to both MSB Payroll Solutions, LLC and Piedmont Settlement Services to further enhance fee income and diversify the Company’s revenue stream.

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s significant accounting policies are described in the notes to the consolidated financial statements. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities and the results of operations, and the Company considers these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

The Company believes the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of the Company’s financial statements.

Allowance for Loan Losses: An allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers, among other matters, the fair market value or the estimated net realizable value of the underlying collateral, management’s estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

Goodwill: In our financial statements, we have recorded $96.2 million of goodwill and other intangible assets, which represents the amount by which the price we paid for acquired businesses exceeds the fair value of tangible assets acquired plus the liabilities assumed. The determination of whether these assets are impaired involved significant judgments based upon management’s short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to sustain or increase business. Changes in strategy and/or market conditions may result in changes to recorded asset balances.

On at least an annual basis, we conduct an evaluation to assess whether the fair value of our recorded goodwill and other intangible assets exceeds the carrying value. We compare the aggregate fair value and carrying value for impairment. As long as the aggregate fair value exceeds the aggregate carrying value, no impairment is recognized in our financial statements. For the year ended December 31, 2003, management determined that there was no impairment of goodwill or intangible assets.

Net Income and Earnings per Share

The Company’s net income was $26.7 million, $20.5 million, and $14.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. Basic earnings per share were $1.49, $1.30, and $0.92 for the same periods, respectively, and diluted earnings per share were $1.44, $1.26 and $0.89 for the same periods. Earnings growth from 2001 to 2002 and from 2002 to 2003 resulted principally from merger activity and an increase in non-interest income fueled mainly by insurance agency income, mortgage origination fees, and service charges on deposit accounts. Earnings growth was further augmented by an increase in net interest income, which was directly related to an increase in the Company’s earning assets.

Earning Assets and Liabilities

Average earning assets in 2003 increased 38.5% over 2002 due principally to a 46.9% increase in total loans, offset partially by a 41.8% decrease in Federal Funds sold and Securities purchased under resell agreements. The average earning assets mix in 2003 changed from 2002 with loans at 82.6% and 77.8% for 2003 and 2002, respectively, and total investment securities at 15.9% and 17.1% for 2003 and 2002, respectively. The mix of earning assets is monitored on a continuous basis in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

The following table presents the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.

	For the Year Ended December 31,
	2003			2002			2001
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in Thousands)
Interest Earning Assets
Loans, net of unearned income1 2	$1,259,640	$87,852	6.97%	$857,184	$68,363	8.00%	$775,236	$73,233	9.47%
Mortgage loans held for sale	5,365	320	5.96%	5,106	294	5.76%	4,989	327	6.55%
Investment securities:
Taxable	204,775	8,816	4.31%	151,411	8,099	5.35%	117,385	7,517	6.40%
Non-taxable[3]	39,265	1,671	4.26%	36,694	1,652	6.82%	27,160	1,296	7.23%
Interest bearing deposits	1,199	29	2.42%	2,330	59	2.53%	3,482	142	4.08%
Federal Funds sold	15,260	146	0.96%	48,561	722	1.49%	62,106	2,237	3.60%

Total interest earning assets	$1,525,504	$98,834	6.48%	$1,101,286	$79,189	7.29%	$990,358	$84,752	8.65%
Non-interest earning:
Cash and due from banks	34,163			31,338			40,590
Allowance for loan losses	(18,397)			(12,618)			(11,496)
Premises and equipment	38,265			27,240			25,525
Other real estate owned	1,425			1,656			1,278
Goodwill and other intangible assets	62,221			1,471
Other assets	61,031			44,210			16,960

Total assets	$1,704,212			$1,194,583			$1,063,215

Interest Bearing Liabilities
Demand and money market deposits	$424,579	$5,735	1.35%	$254,927	$3,042	1.19%	$222,644	$4,086	1.84%
Savings deposits	47,905	349	0.73%	46,618	421	0.90%	43,650	800	1.83%
Time deposits	640,246	16,072	2.51%	490,746	18,692	3.81%	477,922	27,753	5.81%
FHLB advances	130,833	2,270	1.74%	68,925	1,316	1.91%	52,390	2,328	4.44%
Federal Funds purchased and other borrowings	44,876	1,586	3.53%	40,327	1,389	3.44%	5,300	255	4.81%
Trust preferred securities	31,783	1,453	4.57%	458	31	6.69%	—	—	0.00%

Total interest bearing liabilities	$1,320,222	$27,465	2.08%	$902,001	$24,891	2.76%	$801,906	$35,222	4.39%
Non-interest bearing:
Demand deposits	201,158			173,947			152,588
Other liabilities	14,336			7,056			8,770

Total liabilities	$1,535,716			$1,083,004			$963,264

Shareholders’ equity	168,496			111,579			99,951

Total liabilities and shareholders’ equity	$1,704,212			$1,194,583			$1,063,215

Interest rate spread
Net interest income and margin[4]		$71,369	4.73%		$54,298	4.93%		$49,530	5.09%

(1)	Fee income related to loans of $9,078, $6,182 and $4,819 for the years ended December 31, 2003, 2002, and 2001, respectively, is included in interest income.
(2)	Non-accrual loans of $11,548, $3,356, and $1,415 at December 31, 2003, 2002 and 2001, respectively, are included in the average loan balances.
(3)	To make pre-tax income and resultant yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.
(4)	The net interest margin is equal to the net income divided by average interest-earning assets

Results of Operations

For the year ending December 31, 2003, Main Street Banks, Inc. reported net income of $26.7 million ($1.44 per diluted share) compared with net income of $20.5 million ($1.26 per diluted share) and $14.3 million ($0.89 per diluted share) reported in 2002 and 2001 respectively.

The primary factors that impacted the financial results in 2003 were as follows:

•	The acquisition of the First National Bank of Johns Creek in December 2002 and First Colony in May of 2003.

•	The issuance of $45 million of Trust Preferred Securities

•	We continued to experience significant loan growth throughout 2003

•	We experienced slower than expected deposit growth in 2003

•	The opening of the Dunwoody and Buckhead Banking Centers

•	The creation of a Commercial Real Estate Division

•	The creation of a payroll services company

The Company’s total assets increased $590.0 million or 42.7% since December 2002, due primarily to the acquisition of First Colony. Federal funds sold decreased $22.8 million primarily due to an increase in loan demand. Loans, net of allowance for loan loss, increased 46.9% or $454.3 million since December 2002, while the investment portfolio increased $65.0 million. Both increases are due primarily to the First Colony acquisition. Goodwill increased by $79.7 million, also as a result of the First Colony acquisition. Total deposits increased by 29.2% or $329.5 million due primarily to the First Colony acquisition, an ongoing deposit campaign, limited use of brokered and national deposits, and seasonal public funds.

Return on average assets for the year ended December 31, 2003 was 1.57%. This compares to 1.71% for the same period in 2002. Return on average equity for the year ended December 31, 2003 was 15.8% on average equity of $168.5 million. This compares to 18.3% on average equity of $111.6 million for the same period in 2002.

Net Interest Income: Net interest income for 2003 was $71.4 million compared to $54.3 million in 2002, an increase of 31.4% or $17.1 million. The increase in net interest income was largely the result of overall balance sheet growth and the corresponding increase in average interest earning assets, which grew 38.5% over the December 31, 2002 level. Growth in average loans of $402.5 million or 47.0% provided the bulk of the increase in earning assets and contributed most significantly to the growth in net interest income. In a steadily declining interest rate environment, yields on earning assets declined throughout the year. Interest on earning assets yielded 6.48% in 2003 versus 7.29% in 2002, an 81 basis point decrease. The cost of interest bearing liabilities decreased 68 basis points from 2.76% to 2.08% for the comparable period.

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

	2003 vs 2002			2002 vs 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest income on:
Loans	32,194	(12,974)	19,220	$7,629	(12,466)	(4,837)
Mortgage loans held for sale	15	11	26	8	(40)	(32)
Investment securities:
Taxable	2,846	(2,637)	209	2,092	(1,199)	893
Non-taxable (1)	175	(945)	(770)	690	(334)	356
Interest-bearing deposits	(29)	(1)	(30)	60	(144)	(84)
Federal Funds sold	(496)	(81)	(577)	(511)	(1,095)	(1,606)

Total increase (decrease) in interest income	34,705	(16,627)	18,078	9,968	(15,278)	(5,310)
Interest expense on:
Demand deposits	2,019	679	2,698	606	(1,722)	(1,116)
Savings deposits	12	(81)	(69)	54	(433)	(379)
Time deposits	5,696	(8,323)	(2,627)	734	(9,794)	(9,060)
FHLB advances	1,182	(222)	960	735	(1,747)	(1,012)
Federal funds purchased and other borrowings	149	(1,570)	(1,421)	1,200	5	1,205
Trust preferred securities	2,096	(674)	1,422	—	31	31

Total increase (decrease) in interest expense	11,154	(10,191)	963	3,329	(13,660)	(10,331)

Increase (decrease) in net interest income	$23,551	$(6,436)	$17,115	$6,639	$(1,618)	$5,021

[1]	To make pre-tax income and resultant yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.

Provision for Loan Losses: Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. The allowance for loan losses is established through a provision for losses based on management’s evaluation of loan portfolio data, specific loan allowance, and current economic conditions. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, management’s estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. As these factors change, the level of loan loss provision changes. The allowance for loan losses at December 31, 2003 was $21.2 million, representing 1.47% of outstanding loans, compared to $14.6 million or 1.48% of outstanding loans as of December 31, 2002. The 2003 provision of $5.2 million was $1.2 million higher than the provision of $4.0 million in 2002. This exceeded the provision of $2.5 million recorded in 2001. Net loans charged off in 2003 were $2.9 million compared to $2.9 million in 2002 and $1.3 million in 2001.

Non-interest Income: For 2003, non-interest income totaled $24.3 million, an increase of $5.2 million over non-interest income of $19.1 million in 2002, which represented a 27.6% increase. The growth in fee income was primarily fueled by the growth in demand deposit accounts. Other increases are also attributed to the growth in the Company’s mortgage, and insurance business lines as well as the Company’s income from bank owned life insurance.

The following table presents the major categories of non-interest income:

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Service charges on deposit accounts	$7,760	$7,019	$5,993
Insurance agency income	4,857	3,930	2,677
Mortgage banking income	3,342	2,576	2,130
Income on BOLI	2,170	1,828	—
Other non-interest income	1,953	1,185	734
Gain on sales of SBA loans	1,725	736	689
Other customer service fees	1,544	1,313	1,369
Net realized gains (losses) on securities	730	130	138
Investment agency commissions	263	361	382

Total non-interest income	$24,344	$19,078	$14,112

Non-interest Expense: For the years ended 2003, 2002 and 2001, non-interest expense totaled $52.9 million, $39.9 million and $39.3 million, respectively. The following table presents the major categories of non-interest expense:

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Salaries and employee benefits	$30,323	$23,158	$19,630
Net occupancy and equipment	6,661	4,710	4,883
Other	6,623	5,464	6,001
Communications and Supplies	3,736	2,817	2,447
Professional fees	2,150	1,265	1,032
Data processing fees	1,684	1,147	706
Marketing Expense	1,080	869	851
Intangible amortization	364	180	240
Regulatory assessments	322	263	249
Merger expense	—	—	3,303

Total non-interest expense	$52,943	$39,873	$39,342

For 2003, non-interest expense increased 32.8% or $13.1 million over 2002. From 2002 to 2001, non-interest expense increased by 1.4%. The majority of the increase in 2003 and 2002 was related to an increase in salary and employee benefits expenses. Personnel related costs rose to $30.3 million or a 30.9% increase in 2003 compared to $23.2 million and $19.6 million in 2002 and 2001 respectively.

Personnel increases in 2003 were related to the salaries and employee benefit expense for First Colony, which was acquired during the second quarter of 2003, as well as First National Bank of Johns Creek which was acquired in December of 2002. Also contributing to the increase in personnel expenses were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs, and increases in 401(k) matching expenses. Performance based (or bonus / commissions) compensation increases in the salaries and employee benefits category were also higher in 2003 due to the achievement of higher performance levels at virtually all of the Company’s operating units.

Income Taxes: Income tax expense includes both federal income tax and Georgia state income tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. In 2003, income tax expense was $10.8 million compared to $9.0 million in 2002. In 2001, income tax expense was $7.5 million. The Company’s effective tax rates in 2003, 2002, 2001, respectively, were 28.9%, 30.6%, and 34.3%. The decline in the effective tax rate in 2003 was due to the effects of BOLI transactions. The decline in the effective tax rate for 2002 was due primarily to the favorable tax treatment afforded the REIT subsidiary.

Loans

At December 31, 2003, loans, net of unearned income and the allowance for loan loss, were $1.42 billion, an increase of $454.3 million or 46.9% over net loans at December 31, 2002 of $967.9 million. The growth in the loan portfolio was attributable to the impact of the First Colony acquisition, as well as a consistent focus on quality loan production and strong loan markets in the state. Residential mortgage and commercial real estate loans increased $377.5 million or 62.6% from December 31, 2002 while real estate construction loans increased $65.6 million or 27.5% over the same period. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

The Company primarily focuses on the following loan categories: (1) commercial and industrial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate, and (5) consumer loans. The Company’s management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in northeastern counties of Atlanta, Georgia.

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. The following table represents the composition of the Company’s loan portfolio:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loan Type
Commercial and Industrial	$118,243	$104,062	$68,320	$97,572	$75,747
Real estate - construction	304,046	238,415	173,464	150,107	127,657
Real estate - residential mortgage	269,358	198,400	152,226	162,706	149,895
Commercial real estate	711,209	404,630	366,003	263,500	249,440
Consumer and other	41,650	38,387	53,075	63,857	67,672
Unearned income and deferred loan fees	(1,180)	(1,407)	(1,642)	(1,779)	(1,964)

Loans, net of unearned income	$1,443,326	$982,487	$811,446	$735,963	$668,447

Mortgage loans held-for-sale	$5,671	$8,176	$9,194	$2,248	$1,357

Percent of loans category to total loans
Commercial and Industrial	8.19%	10.59%	8.42%	13.26%	11.33%
Real estate - construction	21.07%	24.27%	21.38%	20.40%	19.10%
Real estate - residential mortgage	18.66%	20.19%	18.76%	22.11%	22.42%
Commercial real estate	49.28%	41.18%	45.10%	35.80%	37.32%
Consumer and other	2.88%	3.91%	6.54%	8.67%	10.12%
Unearned income and deferred loan fees	-0.08%	-0.14%	-0.20%	-0.24%	-0.29%

Loans, net of unearned income	100.00%	100.00%	100.00%	100.00%	100.00%

To accomplish the Company’s lending objectives, management seeks to achieve consistent growth within its primary market areas while maximizing loan yields and maintaining a high quality loan portfolio. The Company monitors its lending objectives primarily through its Credit Review committees. The Company’s lending objectives are clearly defined in its Lending Policy, which is reviewed annually and approved by the Board of Directors. New loans for borrowers with total credit exposure exceeding $500,000 require co-approval by officers in the Bank’s Credit Administration department. New loans with credit exposure exceeding $2,500,000 require additional approval by one or more Executive Officers of the Bank. New loans with credit exposure exceeding $7,500,000 require prior approval by the Board of Directors, which also reviews specific credit approvals exceeding $5,000,000 during the prior month.

The Credit Review committee system includes the Executive Review Committee, the Eastern and Western Senior Review Committees, and the Credit Risk Management Committee. The Executive Review Committee is chaired by the President of the Bank and includes officers from the Credit Administration and Credit Review Departments. Executive Review Committee annually reviews credit analysis and financial statements for borrowers with credit relationships exceeding $1,500,000 in exposure. The Eastern and Western Senior Review Committees annually review credit analysis and financial statements for borrowers with credit relationships exceeding $500,000 in total credit exposure up to $1,500,000 in total credit exposure. This committee is chaired by officers from the Credit Administration department and its members include officers from the Credit Review and branch administration areas. These committees also review delinquent loan accounts and overdrawn deposit accounts during the monthly meeting. The Credit Risk Management Committee meets on a quarterly basis and reviews the Bank’s larger adversely graded loans. This committee is chaired by officers from the Bank’s Credit Review department and includes officers from the Credit Administration and branch administration areas.

Commercial mortgage lending has significantly contributed to the Bank’s loan growth during the past several years. Loans included in this category are primarily for the acquisition or refinancing of owner-occupied commercial buildings. These loans are underwritten on the borrower’s ability to meet certain minimum debt service requirements and the value of the underlying collateral to meet certain loan to value guidelines. The Bank also perfects its interest in equipment or other business assets of the borrower and obtains personal guaranties.

The Bank also underwrites loans to finance the construction of residential properties, and on a limited basis, commercial properties, which include speculative and pre-sale loans. Speculative construction loans involve a higher degree of risk, as these are made on the basis that a borrower will be able to sell the project to a potential buyer after a project is completed. Pre-sale construction loans usually have a pre-qualified buyer under contract before construction is to begin. The major risk for pre-sale loans is getting the project completed in a timely manner and according to plan specifications. Non-residential construction loans include construction loans for churches, commercial buildings, strip shopping centers, and acquisition and development loans. These loans also carry a higher degree of risk and require strict underwriting guidelines. All construction loans are secured by first liens on real estate and generally have floating interest rates. The Bank conducts periodic inspections either directly or through an agent prior to approval of periodic draws on these loans. As an underwriting guideline, management focuses on the borrowers’ past experience in completing projects in a timely manner and the borrowers’ financial condition with special emphasis placed on liquidity ratios. Although construction loans are deemed to be of higher risk, the Bank believes that it can monitor and manage this risk properly.

The Bank also underwrites residential real estate loans. Generally, these loans are owner-occupied and are amortized over a 15 to 20 year period with three to five year maturity or repricing. The underwriting criteria for these loans are very similar to the underwriting criteria used in the mortgage industry. Typically, a borrower’s debt to income ratio cannot exceed 36% and the loan to appraised value ratio cannot exceed 89.9%. However, the Bank’s knowledge of its customers and its market allows the Company to be more flexible in meeting its customers’ needs.

The Bank also underwrites commercial and industrial loans. Generally, these loans are for working capital purposes and are secured by inventory, accounts receivable, or equipment. The Bank maintains strict underwriting standards for this type of lending. Potential borrowers must meet certain working capital and debt ratios as well as generate positive cash flow from operations. Borrowers in this category will generally have a debt service coverage ratio of at least 1.3 to 1.0. The Bank will also perfect its interest in equipment or other business assets of the borrower and obtain personal guaranties.

The Bank does not originate and does not currently hold in its portfolio any foreign loans.

The Bank is also an active participant in the origination of Small Business Administration (“SBA”) loans. These loans are solicited from the Company’s market areas, and are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio. The portion of loans that are secured by the guaranty of the SBA may from time to time be sold in the secondary market to provide additional liquidity, and to provide a source of fee income.

Consumer loans include automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of the loan. Consumer loans involve greater risk than residential mortgage loans. This is due to the fact that these loans may be unsecured or secured by rapidly depreciating assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The contractual maturity ranges of the commercial and industrial and real estate-construction portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2003 are summarized as follows:

	One Year or Less	One Year Through Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial and Industrial	$47,890	$54,406	$15,947	$118,243
Real estate - construction	281,622	20,814	1,610	304,046

Total	$329,512	$75,220	$17,557	$422,289

Loans with a predetermined interest rate	$66,185	$36,262	$9,040	$111,487
Loans with a floating interest rate	263,327	38,958	8,517	310,802

Total	$329,512	$75,220	$17,557	$422,289

Investment Securities

The Company uses its securities portfolio both as a source of income and as a source of liquidity. At December 31, 2003, investment securities totaled $253.7 million, an increase of $51.6 million from $202.1 million at December 31, 2002. At December 31, 2003, investment securities represented 13.1% of total assets, compared to 15.1% of total assets at December 31, 2002. The average yield on a fully taxable equivalent basis on the investment portfolio for the year ended December 31, 2003 was 4.42% compared to a yield of 5.45% for the year ended December 31, 2002 and 6.56% for the year ended December 31, 2001. Approximately $25.3 million or 10.2% of investment securities reprice within one year.

The following table presents the amortized costs and fair value of securities classified as available for sale and held-to-maturity at December 31, 2003, 2002 and 2001:

	December 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Held-to-Maturity Securities:
State and political subdivisions	$10,788	$10,780	$688	$755	$687	$729

Total Held-to-Maturity securities	10,788	10,780	688	755	687	729
Available for Sale Securities:
U.S. Treasury securities	$10,249	$10,406	$87	$88	$87	$91
U.S. Government agencies and corporations	73,426	74,888	42,566	44,928	53,557	55,218
Mortgage-backed securities	128,460	129,709	117,491	119,933	31,136	31,517
State and political subdivisions	30,737	32,389	41,260	43,506	30,996	31,503

Total available for sale securities	$242,872	$247,392	$201,404	$208,455	$115,776	$118,329

Total Investments	$253,660	$258,172	$202,092	$209,210	$116,463	$119,058

The following table summarizes the contractual maturity of investment securities and their weighted average yields as of December 31, 2003. Average yields on investments are based on amortized cost.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
	(Dollars in Thousands)
U.S. Treasury securities	$—	0.00%	$8,404	3.04%	$—	0.00%	$—	0.00%	$8,404
U.S. Government agencies and corporations	20,400	4.44%	54,488	4.07%	—	0.00%	—	0.00%	74,888
Mortgage-backed securities	1,855	5.18%	127,879	4.19%	1,951	4.25%	—	0.00%	131,685
State and political subdivisions	3,207	5.71%	17,056	5.59%	12,915	6.52%	10,025	6.43%	43,203

Total	$25,462	0.00%	$207,827	0.00%	$14,866	0.00%	$10,025	0.00%	$258,180

Mortgage-backed securities are securities which have been developed by pooling real estate mortgages and are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings, minimum regular monthly cash flows of principal and interest, and are guaranteed by the issuing agencies.

At December 31, 2003, 2.0% of the mortgage-backed securities the Company held had contractual final maturities of more than five years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, their average lives will not be unduly shortened. If interest rates fall, prepayments will increase, and the average life of these securities will decrease.

The Company has adopted Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held to maturity, trading, or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity.

Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. The Company does not have any securities classified as trading securities. Investments not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in accumulated other comprehensive income, a separate component of shareholders’ equity, until realized.

Deposits

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of demand, savings, money market, and time accounts. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits. Brokered time deposits at December 31, 2003 were $46.4 million compared to $41.1 million at December 31, 2002. The Bank uses Brokered time deposits as an additional source of funds to provide for the funding needs of the bank. The Bank’s lending and investing activities are funded principally by deposits, approximately 52.2% of which are demand, money market and savings deposits. Deposits at December 31, 2003 were $1.458 billion, an increase of $329.5 million or 29.2% from $1.129 billion at December 31, 2002. Non-interest-bearing deposits were $228.6 million at December 31, 2003, an increase of $44.5 million, or 24.2% from $184.1 million at December 31, 2002. Certificates of deposit were $697.2 million at December 31, 2003, an increase of $129.9 million, or 22.9% from $567.3 million at December 31, 2002. The merger with First Colony accounted for a portion of this growth contributing $104.9 million in demand and money market accounts, and $177.3 million in time deposits. The remainder of the deposit growth was due to internal growth.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2003, 2002 and 2001 are presented below:

	Years Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Deposit Type
Non-interest-bearing demand deposits	$201,158	0.00%	$173,947	0.00%	$152,588	0.00%
Demand and money market deposits	424,579	1.35%	254,927	1.19%	222,644	1.84%
Savings deposits	47,905	0.58%	46,618	0.90%	43,650	1.83%
Time Deposits	640,246	3.00%	490,746	3.81%	477,922	5.81%

Total Deposits	$1,313,888	1.92%	$966,238	2.76%	$896,804	3.64%

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity as of December 31, 2003:

(Dollars in Thousands)
Three months or less	$47,463
Over three months through six months	60,569
Over six months through twelve months	80,641
Over twelve months	65,749

Total certificates of deposit greater than $100,000	$254,422

Borrowed Funds

Deposits are the primary source of funds for the Company’s lending and investment activities. The Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At December 31, 2003, the Company had borrowings of $210.6 million in the form of FHLB advances and $43.9 million in securities sold under repurchase agreements compared to $50.0 million and $47.7 million, respectively, at December 31, 2002. The Company’s weighted average interest rate on FHLB advances for the year ended December 31, 2003 and 2002 was 2.11% and 1.79%, respectively. For a more detailed discussion of the borrowings of the Company, see Note I to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. As of December 31, 2003 the Company had $249 million in commitments to extend credit and $7 million in standby letters of credit that were outstanding. For a more complete discussion of these financial instruments, please refer to Note L to our financial statements included herein.

Capital

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

The risk-based capital standards issued by the Federal Reserve Board require all bank holding companies to have “Tier 1 capital” of at least 4.0% and “Total risk-based capital” (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “Total risk-based capital.”

The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets (“leverage ratio”) of 3.0% for institutions with well diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2003 to the minimum and well-capitalized regulatory standards:

	Company	Bank	Minimum Required	Well Capitalized
Leverage ratio	7.28%	7.78%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	8.79%	9.40%	4.00%	6.00%
Risk-based capital	11.11%	10.65%	8.00%	10.00%

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Company is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal

Reserve Board’s guidelines. Also pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Company would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Company is classified “well capitalized” for purposes of prompt corrective action.

Shareholders’ equity increased to $200.5 million at December 31, 2003 from $131.7 million at December 31, 2002, an increase of $68.8 million or 52.2%. This increase was primarily the combined result of net income of $26.7 million, First Colony acquisition of $51.0 million and exercise of stock options of $1.9 million, less dividends declared on common stock of $8.4 million, net unrealized loss on investment securities available for sale of $1.6 million and Treasury stock repurchases of $1.9 million.

In December 2003, the Board approved a $100.0 million shelf offering. The net proceeds from the sale of the securities, if executed, would be used for general corporate purposes. General corporate purposes may include repurchasing shares of our common stock, acquisitions of other companies, and extending credit to, or funding investments in, our subsidiaries. The precise amounts and timing of the use of the net proceeds will depend upon the Company’s, and subsidiaries’ of the Company, funding requirements and the availability of other funds. Until the Company uses the net proceeds from the sale of any of our securities for general corporate purposes, the Company would use the net proceeds to reduce short-term indebtedness or for temporary investments. The Company expects that it will, on a recurrent basis, engage in additional financings as the need arises to finance our growth, through acquisitions or otherwise, or to fund subsidiaries of the Company. The SEC declared the Form S-3 registration statement effective on January 15, 2004.

Trust Preferred Securities

The Trust has issued mandatorily redeemable trust preferred securities (“Capital Securities”). As guarantor, the Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the capital securities, the redemption price when a capital security is called for redemption, and amounts due if the Trust is liquidated or terminated.

The Company owns all of the outstanding common stock of Main Street Banks Statutory Trust I and Main Street Banks Statutory Trust II. The Trusts used the proceeds from the issuance of their Capital Securities and common stock to buy debentures of the Company. These debentures are the Trust’s only assets and their interest payments from the debentures finance the distributions paid on the Capital Securities. The Company’s financial statements do not reflect the debentures or the related income effects because they are eliminated in consolidation.

The capital securities must be redeemed when the related debentures mature. Each issue of capital securities carries an interest rate identical to that of the related debenture. The capital securities qualify as Tier 1 Capital, subject to regulatory limitations, under guidelines established by the Board of Governors of the Federal Reserve System. Under these guidelines, the value of the Capital Securities that can be included in the calculation of Tier 1 Capital is limited to 25%. The Company has the right to redeem its debentures: (i) in whole or in part, on or after November 15, 2007 (for debentures owned by Main Street Banks Statutory Trust I) and June 30, 2008 (for debentures owned by Main Street Banks Statutory Trust II); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or capital treatment event (as defined in the offering circulars). If the debentures purchased by Main Street Banks Statutory Trust I or Main Street Banks Statutory Trust II are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for loan losses which it believes is adequate for probable losses inherent in the loan portfolio. Based on a credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories. These categories have also been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guidelines and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively. By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses. Management also reviews charge-offs and recoveries on a quarterly basis to identify trends.

The Company’s risk management processes include a loan review program to evaluate the credit risk in the loan portfolio. The Credit Review department is independent of the loan function and reports to the Executive Vice President of Risk Management. Through the credit review process, the Company maintains a classified loan watch list which, along with the delinquency report of loans, serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain financial ratios, uncertain repayment sources, deterioration in underlying collateral values, or poor financial condition which may jeopardize recoverability of the debt. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss, or at least a portion of the loan may require being charged-off. Loans classified as “loss” are those loans that are in the process of being charged-off.

For the year ending December 31, 2003, net charge-offs totaled $2.9 million or 0.23% of average loans outstanding for the period, net of unearned income, compared to $2.9 million or 0.34% in net charge-offs for the same period in 2002. The provision for loan losses for the year ended December 31, 2003 was $5.2 million compared to $4.0 million for the same period in 2002. The allowance for loan losses totaled $21.2 million or 1.47% of total loans, net of unearned income at December 31, 2003, compared to $14.6 million or 1.48% of total loans at December 31, 2002. The increase in the allowance was due to the overall growth in the loan portfolio and the acquisition of First Colony.

The following table presents an analysis of the allowance for loan losses and other related data:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Average loans outstanding (net of unearned income)	$1,259,640	$857,184	$775,236	$713,862	$614,381
Total loans, net of unearned income at year end	1,443,326	982,486	811,446	735,963	668,447
Allowance for loan losses at beginning of year	14,589	12,017	10,907	9,744	8,588
Provision for loan losses	5,235	4,003	2,452	2,184	1,795
Charge-offs
Commercial and industrial	(1,970)	(1,547)	(329)	(330)	(352)
Real estate	(320)	(386)	(399)	(492)	(74)
Consumer	(1,070)	(1,216)	(957)	(553)	(587)

Total charge-offs	(3,360)	(3,149)	(1,685)	(1,375)	(1,013)
Recoveries
Commercial and industrial	102	19	80	48	47
Real estate	52	5	23	95	71
Consumer	261	219	240	211	256

Total recoveries	415	243	343	354	374
Net charge-offs	(2,945)	(2,906)	(1,342)	(1,021)	(639)
Additional allowance from acquisitions	4,273	1,475	—	—	—

Allowance for loan losses at end of period	$21,152	$14,589	$12,017	$10,907	$9,744

Allowance for loan losses, end of year (1)
Commercial and Industrial	$1,732	$1,540	$1,012	$1,449	$1,101
Real estate	18,828	12,481	10,222	8,517	7,664
Consumer and Other	592	568	783	941	979

Total allowance for loan losses	$21,152	$14,589	$12,017	$10,907	$9,744

Ratio of allowance to end-of-year loans	1.47%	1.48%	1.48%	1.48%	1.46%
Ratio of net charge-offs to average loans	0.23%	0.34%	0.17%	0.14%	0.10%
Ratio of allowance to end-of-period non-performing loans	157.93%	434.71%	849.26%	971.24%	557.76%

[1]	See MD&A discussion of Loans in this report for disclosure of percent of loans in each category to total loans.

The Company believes that the allocation of its allowance for loan losses is reasonable. When management is able to identify specific loans or categories of loans which require specific amounts of reserve, allocations are assigned to those categories. Federal and state bank regulators also require that banks maintain a reserve that is sufficient to absorb an estimated amount of potential losses based on management’s perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations.

The Company believes that the allowance for loan losses at December 31, 2003 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for loan losses at December 31, 2003.

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

While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Non-Performing Assets

The Company has several procedures in place to assist management in maintaining the overall quality of its loan portfolio. The Company has established written guidelines contained in its Lending Policy for the collection of past due loan accounts. These guidelines explain in detail the Company’s policy on the collection of loans over 30, 60, and 90 days delinquent. Generally, loans over 90 days delinquent are placed in a non-accrual status.

However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company’s management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein. The Company’s management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. The Company had non-performing assets of $13.5 million, $4.2 million, and $2.7 million as of December 31, 2003, 2002, and 2001, respectively. For 2003, 2002 and 2001, the gross amount of interest income that would have been recorded on non-performing loans, if all such loans had been accruing interest at the original contract rate, was approximately $286,706, $217,272, and $63,421, respectively. Management is not aware of any loans that meet the definition of a troubled debt restructuring as of December 31, 2003 or 2002. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated costs to sell.

The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property’s value is assessed annually and written down to its fair value less costs to sell.

The following table presents information regarding non-performing assets at the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Non-performing assets
Non-accrual loans	$11,548	$3,356	$1,415	$1,123	$1,747
Other real estate and repossessions	1,940	873	1,309	2,141	984

Total non-performing assets	$13,488	$4,229	$2,724	$3,264	$2,731
Loans past due 90 days or more and still accruing	$1,923	$1,186	$3,000	$1,735	$426
Ratio of past due 90 days or more loans to loans net of unearned income	0.13%	0.12%	0.37%	0.24%	0.06%
Ratio of non-performing assets to loans, net of unearned income and other real estate	0.95%	0.43%	0.34%	0.44%	0.41%

Interest Rate Sensitivity and Liquidity

Asset Liability Management: The Company’s primary market risk exposures are credit (as discussed previously), interest rate risk and to a lesser degree, liquidity risk. The Bank operates under an Asset Liability and Risk Management policy approved by the Board of Directors of the Bank through the Asset and Liability Committee (“ALCO”). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

The Bank’s ALCO is comprised of senior officers of the Bank. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The ALCO’s decisions are based upon policies established by the Bank’s Board of Directors, which are designed to meet three goals: manage interest rate risk, improve interest rate spread and maintain adequate liquidity.

The ALCO has developed a program of action which includes, among other things, the following: (i) selling substantially all conforming, long-term, fixed rate mortgage originations, (ii) originating and retaining for the portfolio shorter term, higher yielding loan products which meet the Company’s underwriting criteria; and (iii) actively managing the Company’s interest rate risk exposure.

Interest Rate Risk: The normal course of business activity exposes the Company to interest rate risk. Interest rate risk is managed within an overall asset and liability framework for the Company. The principal objectives of asset and liability management are to guide the sensitivity of net interest spreads to potential changes in interest rates and enhance profitability in ways that promise sufficient reward for recognized and controlled risk. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company’s financial instruments, cash flows and net interest income. The Company’s interest rate risk position is managed by ALCO.

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

The Company uses three standard scenarios—rates unchanged, rising rates, and declining rates—in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 100 basis points upward and downward rate shock. The following table illustrates the expected effect a given interest rate shift would have on the fair market value of the Balance Sheet and the annualized projected net interest income of the Company as of December 31, 2003.

Change in Interest Rates	Increase / (Decrease) in FMV of Balance Sheet	Increase / (Decrease) in Net Interest Income
+ 100 basis points	2.750%	1.150%
- 100 basis points	-4.380%	1.320%

These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

In fiscal 2004, the Company will continue to face term risk and basis risk and may be confronted with several risk scenarios. If interest rates rise, net interest income may actually increase if deposit rates lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit rates relative to market rates. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable, which could also create significant risk to net interest income. ALCO’s subcommittee, the pricing committee, meets weekly to establish interest rates on loans and deposits and review interest rate sensitivity and liquidity positions.

Derivative Instruments and Hedging Activities: Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

The Company’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for floating-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate floors designated as cash flow hedges involve the receipt of variable rate amounts over the life of the agreement if the Prime interest rate decreases below a certain rate.

As of December 31, 2003 and 2002, derivatives with a fair value of $1.7 million and $1.4 million, respectively, were included in other assets. The change in net unrealized gains of $0.3 million (pretax) in 2003 for derivatives designated as cash flow hedges is separately disclosed in the changes of shareholders’ equity and comprehensive income. In June 2003, the Company entered into a $100.0 million notional interest rate floor agreement and designated the derivative as a cash flow hedge of the changes in overall cash flows associated with certain variable rate loans. The Company dedesignated this floor as a cash flow hedge in the third quarter of 2003. Decreases in the fair value of the floor subsequent to the dedesignation date amounting to $8 thousand were included in interest income in the current year. No hedging ineffectiveness on cash flow hedges was recognized during 2003.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate loans. The change in net unrealized gains on cash flow hedges reflects a reclassification of $0.3 million (pre-tax) and $0.7 million (pre-tax) of net unrealized gains from accumulated other comprehensive income to interest income during 2003 and 2002, respectively. During 2004, the Company estimates that an additional $2.6 million will be reclassified.

Liquidity: Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company’s liquidity needs have primarily been met by growth in core deposits, advances from Federal Home Loan Bank, and raised capital. The Company’s cash and Federal Funds sold and cash flows from amortizing investment and loan portfolios have generally created an adequate liquidity position. Executive management reviews liquidity monthly. This review is from a regulatory as well as static and a four-quarter forecasted standpoint.

Market and public confidence in the financial strength of the Company and financial institutions in general will determine the Corporation’s access to supplementary sources of liquidity. The Company’s capital levels and asset quality determine levels at which the Company can access supplementary funding sources.

The Company relies primarily on customer deposits, securities sold under repurchase agreements and shareholders’ equity to fund interest-earning assets. The Atlanta Federal Home Loan Bank (“FHLB”) is also a major source of liquidity for the Bank. The FHLB allows member banks to borrow against their eligible collateral to satisfy their liquidity requirements.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

Maintaining a steady funding base is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities. This reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds.

Short-term funding needs arise from funding of loan commitments and requests for new loans and from declines in deposits or other funding sources. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit of $100,000 and over.

Subject to certain limitations, the Bank may borrow funds from the Atlanta FHLB in the form of advances. Credit availability from the Atlanta FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB to the Bank were $210.6 million at December 31, 2003. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. Unused borrowing capacity at FHLB at December 31, 2003 was approximately $99.6 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs.

Additionally, the Bank has Federal Funds purchased lines with SunTrust, First Tennessee, and the Bankers Bank in the amount of $15 million, $10 million and $30 million, respectively. The Company also has a line of credit with SunTrust in the amount of $20 million. At December 31, 2003, $1.8 million of the Bankers Bank line had been used. There were not outstanding balances on the other lines of credit.

Contractual Obligations

The following table sets forth the principal maturities of our material contractual obligations owing to third parties at December 31, 2003 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Federal Home Loan Bank overnight	$69,000	$69,000	$—	$—	$—
Federal Home Loan Bank advances	141,605	51,605	75,000	—	15,000
Federal Funds purchased	1,842	1,842	—	—	—
Securities sold under repurchase agreements	42,017	29,291	12,726	—	—
Trust preferred securities	50,000	—	—	—	50,000

Total	$304,464	$151,738	$87,726	$—	$65,000

Future payments for interest and operating lease obligations to third parties at December 31, 2003 are as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Federal Home Loan Bank overnight	$794	$794	$—	$—	$—
Federal Home Loan Bank advances	7,983	2,708	1,700	1,430	2,145
Federal Funds purchased	26	26	—	—	—
Securities sold under repurchase agreements	1,998	1,441	558	—	—
Trust preferred securities	60,885	2,255	4,510	4,510	49,610
Operating leases	5,514	1,208	1,776	1,193	1,337

Total	$77,200	$8,431	$8,544	$7,133	$53,092

Interest Rate Sensitivity: Interest rate sensitivity is a measure of exposure to changes in net interest income due to changes in market interest rates. The difference of interest earning assets less interest bearing liabilities repricing or maturing in a given period of time is commonly referred to as “GAP.” A positive GAP indicates an excess of interest rate sensitive assets over interest rate sensitive liabilities; a negative GAP indicates an excess of interest rate sensitive liabilities over interest rate sensitive assets.

The GAP analysis is prepared using either actual repricing intervals or maturity dates when stated. Loans held for sale are included in less than three months since it is management’s intent to sell them within that time. Equity securities having no stated maturity are reported after five years. In the current interest rate environment, the Company’s NOW accounts and savings deposits have been relatively insensitive to interest rate changes. However, the Company considers a portion of money market accounts to be rate sensitive based on historical growth trends and management’s expectations. Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

The following table presents the Company’s interest sensitivity GAP between interest earnings assets and interest bearing liabilities at December 31, 2003.

	Volumes Subject to Repricing Within
	0 - 90 Days	91 - 180 Days	181 - 365 Days	After One Year	Total
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Investment securities	$24,884	$15,664	$35,207	$182,425	$258,180
Interest-bearing assets	1,021	—	—	—	1,021
Loans	847,844	78,867	135,776	380,839	1,443,326
Mortgage loans held for sale	5,671	—	—	—	5,671
Other investments	19,651	—	—	—	19,651
Federal Funds sold and short-term investments	31,820	—	—	—	31,820

Total interest-earning assets	$930,891	$94,531	$170,983	$563,264	$1,759,669

INTEREST-BEARING LIABILITIES
Demand, money market and savings deposits	$532,607	$—	$—	$—	$532,607
Time deposits	125,986	184,851	219,752	166,597	697,186
FHLB advances	70,605	15,000	35,000	90,000	210,605
Trust preferred securities	—	50,000	—	—	50,000
Federal Funds purchased and other borrowings	13,859	17,500	—	12,500	43,859

Total interest-bearing liabilities	$743,057	$267,351	$254,752	$269,097	$1,534,257

Rate sensitive assets / rate sensitive liabilities	1.25	0.35	0.67	2.09	1.15
Period gap	187,834	(172,820)	(83,769)	294,167	225,412
Cumulative gap	187,834	15,014	(68,755)	225,412
Period gap to total assets	9.53%	-8.77%	-4.25%	14.92%
CUMULATIVE GAP TO TOTAL ASSETS	9.53%	0.76%	-3.49%	11.43%

Impact of Inflation and Changing Prices

The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates.

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

Other Accounting Matters

In June 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Prior guidance provided for the recognition of such costs at the date of management’s commitment to an exit plan. Under Statement No. 146, management’s commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement was effective for exit or disposal activities initiated after December 31, 2002 and did not have a material impact on the results of operations or financial condition of the Company.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantees, Including Indirect Guarantees of Indebtedness of Others, to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions were effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note P in the accompanying financial statements for pro forma disclosure of the impact of stock options utilizing the Black-Scholes valuation method. The adoption of this statement did not have a material impact on the financial condition or operating results of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 (“ARB 51”), Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

FIN 46 will require Main Street Bank to deconsolidate its investment in Main Street Banks Statutory Trust I and Main Street Banks Statutory Trust II in future financial statements. At December 31, 2003, Main Street Bank has $50.0 million in trust preferred securities that have been consolidated on the consolidated balance sheet. In the event of an adverse ruling on the tax treatment or capital structure treatment of proposed changes, the Company may redeem the trust preferred securities in order to maintain solid capital structure and sufficient liquidity. The Company has adopted FIN 46 and determined that the Bank is the primary beneficiary of the Trusts and therefore continues to consolidate the trusts within the consolidated financial statements of the Company. In December 2003, the FASB issued FASB Interpretation No. 46 Revised (“FIN 46-R”), which clarified the definitions and reporting requirement of FIN 46. When the Company adopts FIN 46-R in March of 2004, these trusts will be required to be deconsolidated. The effect of this deconsolidation will not be material to the balance sheet or operating results of the Company.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of this statement did not have a material impact on the financial condition or the operating results of the Company.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. SFAS No. 150 became effective in the third quarter of 2003. The adoption of this statement did not have a material impact on the financial condition or the operating results of the Company.

Quarterly Financial Information (Unaudited)

The following table sets forth certain consolidated quarterly financial information of the Company. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.

	2003 Quarter Ended (unaudited)
	March 31	June 30	Sept 30	Dec 31
	(Dollars in Thousands, except per share data)
Interest income	$21,545	$24,132	$26,310	$26,847
Interest expense	6,470	5,943	7,545	7,507
Net interest income	15,075	18,189	18,765	19,340
Provision for loan losses	1,047	1,801	1,146	1,241
Securities gains	184	132	301	113
Earnings before income taxes	8,197	9,193	9,787	10,359
Net income	5,750	6,384	7,118	7,447
Net income per share, basic	0.36	0.37	0.38	0.39
Net income per share, diluted	0.34	0.35	0.36	0.38

	2002 Quarter Ended (unaudited)
	March 31	June 30	Sept 30	Dec. 31
	(Dollars in Thousands, except per share data)
Interest income	$18,584	$19,714	$19,922	$21,032
Interest expense	6,302	6,236	5,994	6,359
Net interest income	12,283	13,478	13,928	14,673
Provision for loan losses	625	1,434	217	1,727
Securities gains	—	—	—	130
Earnings before income taxes	6,802	7,275	7,490	7,932
Net income	4,770	5,006	5,216	5,479
Net income per share, basic	0.30	0.32	0.33	0.34
Net income per share, diluted	0.29	0.31	0.32	0.34

The results for any quarter are not necessarily indicative of results for any future period. This information should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary risk exposures are credit (as discussed previously), interest rate risk and to a lesser degree, liquidity risk. The Bank operates under an Asset Liability and Risk Management policy approved by the Board of Directors of the Bank through the Asset and Liability Committee (“ALCO”). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

The Bank’s ALCO is comprised of senior officers of the Bank. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The ALCO’s decisions are based upon policies established by the Bank’s Board of Directors, which are designed to meet three goals: manage interest rate risk, improve interest rate spread and maintain adequate liquidity.

The ALCO has developed a program of action which includes, among other things, the following: (i) selling substantially all conforming, long-term, fixed rate mortgage originations, (ii) originating and retaining for the portfolio shorter term, higher yielding loan products which meet the Company’s underwriting criteria; and (iii) actively managing the Company’s interest rate risk exposure.

Additional information required by Item 305 of Regulation S-K is set forth under Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

Board of Directors

Main Street Banks, Inc.

We have audited the accompanying consolidated balance sheets of Main Street Banks, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Banks, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

January 16, 2004

Atlanta, Georgia

Main Street Banks, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2003	2002
ASSETS
Cash and due from banks	$39,839,060	$43,711,817
Interest-bearing deposits in banks	1,021,288	1,782,121
Federal Funds sold and securities purchased under agreements to resell	31,819,619	54,656,351
Investment securities available for sale (costs of $242,871,782 and $201,404,160 at December 31, 2003 and 2002, respectively)	247,391,640	208,455,409
Investment securities held to maturity (fair value of $10,779,950 and $754,704 at December 31, 2003 and 2002, respectively)	10,788,146	687,562
Other investments	19,651,370	3,699,368
Mortgage loans held for sale	5,670,625	8,175,522
Loans, net of unearned income	1,443,325,787	982,486,447
Allowance for loan losses	(21,151,987)	(14,588,582)

Loans, net	1,422,173,800	967,897,865
Premises and equipment, net	42,760,918	31,674,673
Other real estate	1,844,869	815,880
Accrued interest receivable	8,181,579	6,437,290
Goodwill and other intangible assets	96,237,492	16,512,087
Bank owned life insurance	35,773,237	30,904,434
Other assets	8,611,815	6,579,722

TOTAL ASSETS	$1,971,765,458	$1,381,990,101

LIABILITIES
Deposits:
Noninterest-bearing demand	$228,609,813	$184,130,490
Interest-bearing demand and money market	482,775,308	330,230,983
Savings	49,832,012	47,261,815
Time deposits of $100,000 or more	254,421,889	197,098,700
Other time deposits	442,764,074	370,205,897

Total deposits	1,458,403,096	1,128,927,885
Accrued interest payable	3,020,265	3,723,167
Federal Home Loan Bank advances	210,605,296	50,000,000
Federal Funds purchased and securities sold under repurchase agreements	43,859,277	47,666,699
Trust preferred securities	50,000,000	5,155,000
Other liabilities	5,334,408	14,860,481

TOTAL LIABILITIES	1,771,222,342	1,250,333,232

SHAREHOLDERS’ EQUITY

Common stock-no par value per share; 50,000,000 shares authorized; 18,981,340 and 16,242,498 shares issued and outstanding at December 31, 2003 and 2002, respectively	100,875,984	46,912,168
Retained earnings	104,539,042	86,041,957
Accumulated other comprehensive income, net of tax	3,917,179	5,561,196
Treasury stock, at cost, 564,082 and 464,082 shares at December 31, 2003 and 2002, respectively	(8,789,089)	(6,858,452)

TOTAL SHAREHOLDERS’ EQUITY	200,543,116	131,656,869

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,971,765,458	$1,381,990,101

See accompanying Notes to Consolidated Financial Statements

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
	2003	2002	2001
INTEREST INCOME
Loans, including fees	$88,172,417	$68,657,109	$73,560,370
Investment securities:
Taxable	8,308,730	7,874,718	7,220,786
Non-taxable	1,671,247	1,652,088	1,296,363
Federal Funds sold and other short-term investments	145,920	722,341	2,236,448
Interest-bearing deposits in banks	28,680	59,032	142,320
Other investments	507,372	223,596	295,733

TOTAL INTEREST INCOME	98,834,366	79,188,884	84,752,020
INTEREST EXPENSE
Interest-bearing demand and money market	5,735,210	3,042,186	4,086,044
Savings	348,502	421,288	800,242
Time deposits of $100,000 or more	6,892,605	6,535,736	9,062,793
Other time deposits	9,179,443	12,156,678	18,689,736
Federal Funds purchased	76,190	86,204	189,495
Federal Home Loan Bank advances	2,269,583	1,315,891	2,328,041
Trust preferred securities	1,452,606	30,638	—
Other interest expense	1,510,516	1,302,104	65,676

TOTAL INTEREST EXPENSE	27,464,655	24,890,725	35,222,027

Net interest income	71,369,711	54,298,159	49,529,993
Provision for loan losses	5,235,000	4,003,000	2,452,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	66,134,711	50,295,159	47,077,993
NON-INTEREST INCOME
Service charges on deposit accounts	7,760,184	7,018,598	5,993,263
Other customer service fees	1,544,385	1,313,196	1,369,011
Mortgage banking income	3,341,846	2,576,023	2,130,011
Investment agency commissions	263,477	361,453	381,854
Insurance agency income	4,856,983	3,929,643	2,677,348
Income from SBA lending	1,724,914	735,518	688,768
Income on bank owned life insurance	2,170,458	1,827,755	—
Other income	856,325	1,210,123	723,009
Gain (loss) on sales of premises and equipment	1,095,099	(24,984)	10,238
Investment securities gains	730,120	130,310	138,055

TOTAL NON-INTEREST INCOME	24,343,791	19,077,635	14,111,557
NON-INTEREST EXPENSE
Salaries and other compensation	25,573,962	19,910,896	16,930,153
Employee benefits	4,749,508	3,247,391	2,699,905
Net occupancy and equipment expense	6,660,869	4,710,229	4,882,634
Data processing fees	1,683,825	1,147,255	706,023
Professional services	2,149,893	1,264,880	1,032,249
Communications & supplies	3,736,304	2,816,856	2,447,400
Marketing expense	1,079,781	868,837	851,387
Regulatory agency assessments	322,266	262,732	249,540
Merger expense	—	—	3,303,475
Amortization of intangible assets	364,498	180,150	239,667
Other expense	6,621,640	5,464,262	5,999,811

TOTAL NON-INTEREST EXPENSE	52,942,546	39,873,488	39,342,244

Income before income taxes	37,535,956	29,499,306	21,847,306
Income tax expense	10,836,627	9,028,608	7,500,130

NET INCOME	$26,699,329	$20,470,698	$14,347,176

Basic net income available to shareholders per share	$1.49	$1.30	$0.92

Diluted net income available to shareholders per share	$1.44	$1.26	$0.89
Weighted average shares —basic	17,875,246	15,706,176	15,639,610
Weighted average shares—diluted	18,556,383	16,186,149	16,110,970

See accompanying Notes to Consolidated Financial Statements

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2001	15,534,159	$31,522,786	169,082	$(1,033,875)	$63,347,204	$(61,853)	$93,774,262

Net Income					14,347,176		14,347,176
Net change in unrealized gains net of tax expense of $609,076						1,791,401	1,791,401
Common dividends paid					(5,808,235)		(5,808,235)
Exercise of stock options	126,595	580,629					580,629
Restricted stock award plan	43,780	328,350					328,350
Restricted stock forfeited	(5,333)	(24,341)					(24,341)
Tax benefit from exercise of stock options					132,110		132,110

BALANCE AT DECEMBER 31, 2001	15,699,201	32,407,424	169,082	(1,033,875)	72,018,255	1,729,548	105,121,352

Net Income					20,470,698		20,470,698
Net change in unrealized gains net of tax expense of $1,505,367						2,922,184	2,922,184
Net change in fair value of derivative instruments net of tax expense of $468,511						909,464	909,464
Common stock issued for acquisition	647,510	13,260,798					13,260,798
Treasury stock purchased	(295,000)		295,000	(5,824,577)			(5,824,577)
Common dividends paid					(6,601,057)		(6,601,057)
Exercise of stock options	67,500	336,750					336,750
Restricted stock award plan	127,125	930,274					930,274
Restricted stock forfeited	(3,838)	(23,078)					(23,078)
Tax benefit from exercise of stock options					154,061		154,061

BALANCE AT DECEMBER 31, 2002	16,242,498	46,912,168	464,082	(6,858,452)	86,041,957	5,561,196	131,656,869

Net Income					26,699,329		26,699,329
Net change in unrealized gains net of tax expense of $(884,929)						(1,717,803)	(1,717,803)
Net change in fair value of derivative instruments net of tax expense of $38,011						73,786	73,786
Common stock issued for acquisition	2,599,983	50,982,471					50,982,471
Treasury stock purchased	(100,000)		100,000	(1,930,637)			(1,930,637)
Common dividends paid					(8,360,966)		(8,360,966)
Exercise of stock options	215,414	1,921,115					1,921,115
Restricted stock award plan	23,445	1,060,230					1,060,230
Tax benefit from exercise of stock options					158,722		158,722

BALANCE AT DECEMBER 31, 2003	18,981,340	$100,875,984	564,082	$(8,789,089)	$104,539,042	$3,917,179	$200,543,116

See accompanying Notes to Consolidated Financial Statements

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2003	2002	2001
Operating activities
Net income	$26,699,329	$20,470,698	$14,347,176
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,235,000	4,003,000	2,452,000
Depreciation and amortization of premises and equipment	3,190,874	2,457,223	2,187,811
Amortization of intangible assets	364,499	180,150	239,667
(Gain) loss on sales of other real estate	154,746	12,664	44,113
Investment securities gains	(730,120)	(130,310)	(138,055)
Net amortization of investment securities	1,597,110	606,777	(498,420)
Net accretion of loans purchased	(24,042)	(55,458)	(63,981)
(Gain) loss on sales of premises and equipment	(1,095,099)	24,984	(10,238)
Net decrease in mortgage loans held for sale	2,504,897	1,018,461	(6,945,568)
Income from mortgage banking operations	(3,341,846)	(884,360)	(684,532)
Gains on sales of SBA loans	(1,724,914)	(735,518)	(545,668)
Deferred income tax (benefit) provision	(1,717,928)	(1,288,460)	(338,124)
Deferred net loan fees(cost amortization)	(888,678)	(110,378)	(71,970)
Vesting in restricted stock award plan	406,399	656,246	472,134
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(678,168)	(793,487)	1,572,591
Increase cash surrender value of bank owned life insurance	(1,420,458)	(1,827,756)	(76,678)
(Decrease) in accrued interest payable	(1,455,267)	(847,012)	(1,082,506)
Other	(264,801)	2,427,323	1,689,753

Net cash provided by operating activities	26,811,533	25,184,787	12,549,505

Investing activities
Purchases of investment securities available for sale	(145,463,478)	(151,187,519)	(40,187,121)
Purchases of investment securities held to maturity	(10,100,000)	—	—
Purchases of other investments	(14,323,924)	—	(308,500)
Maturities, paydowns and calls of investment securities available for sale	78,469,771	51,877,247	84,878,886
Proceeds from sales of investment securities available for sale	22,281,913	11,245,427	6,655,982
Net increase in loans funded	(172,926,967)	(75,008,354)	(75,483,275)
Purchase of bank-owned life insurance	—	—	(29,000,000)
Purchases of premises and equipment	(10,777,442)	(4,841,142)	(2,822,793)
Proceeds from sales of premises and equipment	3,330,366	3,089,836	90,239
Purchase of treasury stock	(1,930,637)	(5,824,577)	—
Proceeds from sales of other real estate	3,319,917	3,405,510	2,246,745
Improvements to other real estate	(196,902)	—	—
Net cash paid for acquisitions	(33,447,286)	—	—

Net cash used in investing activities	(281,764,669)	(167,243,572)	(53,929,837)

Financing activities
Net increase in demand and savings accounts	94,695,669	65,155,691	76,582,030
Increase in time deposits	(47,415,878)	59,584,664	(54,310,739)
Increase (decrease) in Federal Funds purchased	(3,807,422)	32,162,344	(17,111,304)
Net increase in Federal Home Loan Bank advances	145,605,296	(25,121,250)	22,993,750
Proceeds from the issuance of trust preferred securities	44,845,000	5,155,000	—
Dividends paid	(8,360,966)	(6,601,057)	(5,808,235)
Proceeds from issuance of common stock	1,921,115	930,274	580,629

Net cash provided by (used in) financing activities	227,482,814	131,265,666	22,926,131

Net decrease in cash and cash equivalents	(27,470,322)	(10,793,119)	(18,454,201)
Cash and cash equivalents at beginning of period	100,150,289	110,943,408	129,397,609

Cash and cash equivalents at end of period	$72,679,967	$100,150,289	$110,943,408

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$24,444,390	$25,737,737	$36,304,533
Income taxes, net	11,400,000	7,250,000	8,075,000
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$4,931,479	$3,334,588	$1,521,898

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of the Parent Company (“Company”) and its wholly owned subsidiaries, Main Street Bank (“the Bank”) Main Street Insurance Services, Inc. (“MSII”), Piedmont Settlement Services, Inc. (“Piedmont”) and MSB Payroll Solutions, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations: Main Street Banks, Inc. is a bank holding company which conducts business primarily in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale and Walton counties in Georgia through its wholly owned subsidiaries, Main Street Bank and MSII. The Bank provides a full range of traditional banking, mortgage banking, investment services and insurance services to individual and corporate customers in its primary market areas and surrounding counties.

During 2001 the Bank formed MSB Holdings, Inc., a holding company and MSB Investments Inc., a real estate investment trust (“REIT”). These companies were established in order to strengthen the Bank’s capital position. The establishment of a REIT subsidiary allowed the Bank to increase the effective yield on its real estate related assets and residential mortgage loan portfolios by transferring a portion of those assets and loans to an entity that receives favorable tax treatment.

Use of Estimates in the Preparation of the Financial Statements: The consolidated financial statements of Main Street Banks, Inc. and Subsidiaries are prepared in accordance with accounting principles generally accepted in the United States, and practices within the financial services industry, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of goodwill impairment, and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loans. Management believes that the allowance for loan losses is adequate and the valuation of goodwill and other real estate is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. The Company’s results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Reclassification: Certain previously reported amounts have been reclassified to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income or stockholders’ equity.

Cash and Cash Equivalents: For purposes of presentation in the statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in banks and Federal Funds sold. Generally, Federal Funds are purchased and sold for one-day periods.

Investment Securities: Investment securities are classified into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. No securities have been classified as trading securities by the Company as of December 31, 2003.

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

Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If we determine that the value of any investment is other than temporarily impaired, we record a charge against earnings in the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. There was no other than temporary impairment for securities recorded in the years ending December 31, 2003, 2002 and 2001.

Securities Purchased Under Agreement to Resell: Securities purchased under resell agreements are recorded at the amounts at which the securities are acquired plus accrued interest. The Company enters into purchases of U. S. Government and agency securities under resell agreements to resell substantially identical securities.

The securities underlying the resell agreements are delivered by appropriate entry into a third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities.

Loans: Loans are stated at the principal amounts outstanding reduced by purchase discounts, deferred net loan fees and costs, and unearned income. Interest income on loans is generally recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. When accrual of interest is discontinued, all current period unpaid interest is reversed. Interest income on such loans is subsequently recognized only to the extent cash payments are received, the full recovery of principal is anticipated, or after full principal has been recovered when collection of principal is in question.

Gains on sales of loans are recognized at the time of sale, as determined by the difference between the net sales proceeds and the net book value of the loans sold.

Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis.

Allowance for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses inherent in the existing loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific problem loans. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

Other Real Estate Owned: Other real estate owned represents property acquired through foreclosure or in settlement of loans and is recorded at the lower of cost or fair value, based on current market appraisals, less estimated selling expenses. Losses incurred in the acquisition of foreclosed properties are charged against the allowance for loan losses at the time of foreclosure. Subsequent write-downs of other real estate are charged to current operations.

Mortgage Loans Held for Sale: The Company originates first mortgage loans for sale in the secondary market. Mortgage loans held for sale are recorded at the lower of cost or market on an individual loan basis. Market value is determined based on outstanding commitments from investors and prevailing market conditions. Gains and losses on sales of loans are recognized at settlement date and are determined as the difference between the net sales proceeds and carrying value of the loans sold. The Company limits its interest rate risk on such loans originated by selling individual loans immediately after the customers lock into their rate.

Accounting for Derivatives and Hedging Activities: The Company periodically uses derivatives, primarily interest rate swaps and floors, as part of the Company’s overall interest rate risk management. These derivatives are designated as hedges of exposure to changes in the fair value of interest-bearing assets or liabilities and modify the interest rate characteristics of the hedged item. To qualify for special hedge accounting, a derivative must be designated and documented as a hedge and be highly effective in offsetting changes in the hedged item. The Company evaluates the effectiveness of each hedging relationship at the inception of the hedge and on an ongoing basis each month. The effective portion of each hedge is recognized in earnings if a fair value hedge or in other comprehensive income if a cash flow hedge. Ineffective portions of a hedging relationship are recognized in earnings. Amounts receivable or payable on each derivative are recognized in net interest income. If the hedged item no longer exists, previously unrecognized gains and losses are recognized in earnings and future changes in the value of the derivative will be reflected in earnings.

Securities Sold Under Repurchase Agreements: The Company uses securities sold under repurchase agreements as an investment option for some commercial customers. Such securities sold under repurchase agreements are classified as secured borrowings, and generally mature within one to four days from the transaction date. The Company also uses securities sold under repurchased agreements as a funding source, which may have longer maturities up to three years or more. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities.

Financial Instruments: In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or when related fees are incurred or received.

Comprehensive Income: Financial Accounting Standards Board (“FASB”) Statement No. 130, Reporting Comprehensive Income, describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income. Currently, the Company’s other comprehensive income consists of unrealized gains and losses on available for sale securities and the value of derivatives qualifying for special hedge accounting as cash flow hedges.

Income Taxes: The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Property and Equipment: Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using primarily accelerated methods over the estimated useful lives of the assets, which range from 3 to 40 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.

Goodwill and other intangible assets: The adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) resulted in the Company no longer amortizing goodwill. Prior to 2002, goodwill was amortized over periods ranging from 10 to 15 years. The Company tests goodwill and intangible assets for impairment annually. There has been no impairment resulting from these impairment tests to date. The adoption of SFAS 142 had no material impact on the financial condition or operating results of the Company for prior years.

Intangible assets related to capital lease rights are being amortized over the term of the related lease using the straight-line method.

Earnings per Share: The Company accounts for earnings per share in accordance with FASB Statement No. 128, Earnings Per Share (“Statement 128”). Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to the shares outstanding the additional net effect of employee stock options that could be exercised into common shares. The computation of diluted earnings per share is as follows:

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands except per share data)
Numerator:
Basic and diluted net income	$26,699	$20,471	$14,347
Denominator:
Basic weighted average shares	17,875,246	15,706,176	15,639,610
Effect of employee stock options	681,137	479,973	471,360

Diluted weighted average shares	18,556,383	16,186,149	16,110,970

Diluted earnings per share	$1.44	$1.26	$0.89

Stock Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options.

Recently Issued Accounting Standards: In June 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Prior guidance provided for the recognition of such costs at the date of management’s commitment to an exit plan. Under Statement No. 146, management’s commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement was effective for exit or disposal activities initiated after December 31, 2002 and did not have a material impact on the results of operations or financial condition of the Company.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantees, Including Indirect Guarantees of Indebtedness of Others, to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions were effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note P in the accompanying financial statements for pro forma disclosure of the impact of stock options utilizing the Black-Scholes valuation method. The adoption of this statement did not have a material impact on the financial condition or operating results of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 (“ARB 51”), Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

FIN 46 will require Main Street Bank to deconsolidate its investment in Main Street Banks Statutory Trust I and Main Street Banks Statutory Trust II in future financial statements. At December 31, 2003, Main Street Bank has $50.0 million in trust preferred securities that have been consolidated on the consolidated balance sheet. In the event of an adverse ruling on the tax treatment or capital structure treatment of proposed changes, the Company may redeem the trust preferred securities in order to maintain solid capital structure and sufficient liquidity. The Company has adopted FIN 46 and determined that the Bank is the primary beneficiary of the Trusts and therefore continues to consolidate the trusts within the consolidated financial statements of the Company. In December 2003, the FASB issued FASB Interpretation No. 46 Revised (“FIN 46-R”), which clarified the definitions and reporting requirement of FIN 46. When the Company adopts FIN 46-R in March of 2004, these trusts will be required to be deconsolidated. The effect of this deconsolidation will not be material to the balance sheet or operating results of the Company.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of this statement did not have a material impact on the financial condition or the operating results of the Company.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. SFAS No. 150 became effective in the third quarter of 2003. The adoption of this statement did not have a material impact on the financial condition or the operating results of the Company.

Note B – Acquisitions

On May 22, 2003, the Company completed its acquisition of First Colony Bancshares, Inc., parent of First Colony Bank, a $320 million asset bank headquartered in Alpharetta, Georgia. The transaction was accounted for as a purchase business combination and accordingly, the results of operations of First Colony Bank are included from the acquisition date. Main Street issued 2.6 million shares of its common stock and paid $45.0 million in cash in exchange for all outstanding shares of First Colony Bancshares. The value of the 2.6 million shares issued was determined based on the Company’s closing market price of $19.61 on December 11, 2002, the date the acquisition was announced. Goodwill and Intangible Assets of $74.8 million were created as a result of the transaction. Summarized below is an initial allocation of assets and liabilities acquired (in thousands):

Assets acquired:
Cash and Cash equivalents	$24,048
Loans	283,661
Other assets	17,894
Goodwill and other intangibles	74,839

Total Assets	$400,442

Liabilities acquired
Deposits	282,195
Other Liabilities	17,567

Total Liabilities	$299,762

On August 4, 2003, the Company completed the acquisition of the remaining 50% interest from the other partners of Piedmont Settlement Services, L.L.P., a Pennsylvania limited liability partnership, dissolving the partnership as of that date. The purchase price for this acquisition was $183,500. The transaction has been accounted for as a purchase and accordingly, the results of operations of Piedmont are included from the acquisition date.

On December 11, 2002 the Bank acquired First National Bank of Johns Creek. First National Bank of Johns Creek, a $110 million asset community bank was headquartered in Forsyth County, Georgia. This transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of First National Bank of Johns Creek are included from the acquisition date. This transaction was completed on December 11, 2002. The $26.2 million merger was based on the Company’s closing stock price on July 17, 2002 of $20.48 per share, the date the acquisition was announced. The Company issued 647,510 shares of its common stock and $10.7 million in cash in exchange for all outstanding shares of First National Bank of Johns Creek. The resulting goodwill recorded was $14.8 million.

Assets acquired:
Loans	92,710
Other assets	17,796
Goodwill and other intangibles	14,800

Total Assets	$125,306

Liabilities acquired
Deposits	96,007
Other Liabilities	3,099

Total Liabilities	$99,106

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

	December 31,
	2003	2002	2001
	(Dollars in Thousands except per share data)
Net interest income	$72,105	$69,059	$62,010
Net interest income after provision for loan losses	67,606	63,798	58,563
Net income	27,324	24,232	18,778
Earnings per share—Basic	$1.53	$1.32	$0.99
Earnings per share—Diluted	$1.47	$1.29	$0.97

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

The results of operations of Walton Bank and Trust purchased under the pooling of interests method of accounting, for periods prior to the combination are summarized as follows in thousands:

December 31, 2001
Net interest income	$136
Net income	85

Note C – Cash and Due From Banks

The Company is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks, or in cash. The average reserve requirements at December 31, 2003 and 2002 were approximately $25,000 and $1,633,000 respectively. The decrease in the reserve requirement between 2003 and 2002, is the result a timing difference for the John’s Creek acquisition on the reserve calculation.

Note D – Investment Securities

The following table details unrealized gains and losses on investment securities held to maturity and investment securities available for sale as of December 31, 2003 and 2002.

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
HELD-TO-MATURITY SECURITIES
State and political subdivisions	$10,788	$48	$(56)	$10,780

Total Held-to-Maturity securities	10,788	48	(56)	10,780
AVAILABLE FOR SALE SECURITIES
U.S. Treasury securities	$10,249	$157	$—	$10,406
U.S. Government agencies and corporations	73,426	1,572	(110)	74,888
Mortgage-back securities	128,460	1,461	(212)	129,709
State and polital subdivisions	30,737	1,765	(113)	32,389

Total available for sale securities	$242,872	$4,955	$(435)	$247,392

Total Investments	$253,660	$5,003	$(491)	$258,172

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
HELD-TO-MATURITY SECURITIES
State and political subdivisions	$688	$67	$—	$755

Total Held-to-Maturity securities	688	67	—	755

AVAILABLE FOR SALE SECURITIES
U.S. Treasury securities	$87	$1	$—	$88
U.S. Government agencies and corporations	42,566	2,362	—	44,928
Mortgage-back securities	117,491	2,442	—	119,933
State and polital subdivisions	41,260	2,257	(11)	43,506

Total available for sale securities	$201,404	$7,062	$(11)	$208,455

Total Investments	$202,092	$7,129	$(11)	$209,210

The amortized cost and estimated fair value of investment securities held to maturity and available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations without call or prepayment penalties.

	December 31, 2003
	Investment Securities Held-to-Maturity		Investment Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$163	$167	$24,967	$25,299
Due after one year through five years	4,840	4,859	199,810	202,987
Due after five years through ten years	3,685	3,710	10,475	11,181
Due after ten years	2,100	2,044	7,620	7,925

Total	$10,788	$10,780	$242,872	$247,392

Other investments are recorded at cost, which approximates market value, and are composed of the following:

	December 31, 2003
	2003	2002
	(Dollars in thousands)
Federal Home Loan Bank stock	$10,450	$2,950
Senior Housing Crime Prevention Foundation Preferred Stock	8,404	—
Other investments	435	337
Banker’s Bank stock	172	222
North Georgia Bank stock	150	150
Southeast Bankcard Association stock	40	40

Total other investments	$19,651	$3,699

During 2003, 2002 and 2001, proceeds from sales of investment securities available for sale were $22.3 million, $11.2 million and $6.7 million, respectively, with gross realized gains and losses of $730,120, $130,310 and $138,055, respectively. The tax impact of the gain or loss on these transactions was $248,241, $44,305 and 46,939 for the years ended December 31, 2003, 2002, and 2001, respectively. The method followed in determining the cost of investments sold is specific identification.

Securities with carrying values of $133.0 million and $112.4 million and estimated fair values of $135.4 million and $116.4 million at December 31, 2003 and 2002, respectively, were pledged to secure public deposits.

Note E – Loans

The following table represents the composition of the loan portfolio at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(Dollars in Thousands)
LOAN TYPE
Commercial and Industrial	$118,243	$104,062
Real estate - construction	304,046	238,415
Real estate - residential mortgage	269,358	198,400
Commercial real estate	711,209	404,630
Consumer and other	41,650	38,387
Less:
Purchase premium (discount)	981	(109)
Deferred net loan fees	(2,121)	(1,234)
Unearned income	(40)	(64)

LOANS, NET OF UNEARNED INCOME	$1,443,326	$982,487
Allowance for loan losses	(21,152)	(14,589)

LOANS, NET	$1,422,174	$967,898

At December 31, 2003 approximately $599.3 million of loans were pledged to secure Federal Home Loan Bank advances and for other purposes as required or permitted by law.

A substantial portion of the Company’s loans are secured by real estate in northeast Georgia communities, primarily in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale, and Walton counties. In addition, a substantial portion of real estate acquired through foreclosure consists of single-family residential properties and land located in these same markets. The ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of real estate are susceptible to changes in market conditions in northeast Georgia.

A summary of the activity in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 follows:

	December 31,
	2003	2002	2001
	(Dollars in Thousands)
Balance at the beginning of the period	$14,589	$12,017	$10,907
Provision for loan losses	5,235	4,003	2,452
Loans charged off	(3,360)	(3,149)	(1,685)
Recoveries on loans previously charged off	415	243	343
Allowance of purchased institution at acquisition date	4,273	1,475	—

Balance at the end of the year

Non-accrual loans were $11.5 million and $3.4 million at December 31, 2003 and 2002, respectively. The allowance for loan losses related to these impaired loans was $1.7 million and $0.5 million at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans was $11.8 million, $3.5 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Non-performing assets at December 31, 2003 and 2002 are detailed in the following table:

	December 31,
	2003	2002
	(Dollars in Thousands)
Non-performing assets
Non-accrual loans	$11,548	$3,356
Other real estate and repossessions	1,940	873

Total non-performing assets	13,488	4,229
Loans past due 90 days or more and still accruing	$1,923	$1,186
Ratio of past due loans to loans net of unearned income	0.13%	0.12%
Ratio of non-performing assets to loans, net of unearned income, and other real estate	0.95%	0.43%

Details of non-accrual loans at December 31, 2003 and 2002 appear below:

	December 31,
	2003	2002
	(Dollars in Thousands)
Principal balance	$11,548	$3,356
Interest that would have been recorded under original terms	287	217

Note F – Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of December 31, 2003 are detailed in the following table in thousands:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortizing goodwill	$94,715	$902	$93,813
Non-amortizing intangible assets	545	—	545
Core deposit intangibles	3,221	1,469	1,752
Lease Rights	248	121	127

Total Goodwill and other intangible assets	$98,729	$2,492	$96,237

The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2003 and 2002 are as follows:

(Dollars in Thousands)
Balance as of January 1, 2002	$1,014
Goodwill and other intangible assets acquired	15,678
Amortization	(180)

Balance at December 31, 2002	16,512
Goodwill and other intangible assets acquired	80,089
Amortization	(364)

Balance at December 31, 2003	$96,237

The Company recognized no amortization expense related to goodwill, and recognized amortization expense on intangible assets for each of the years ended December 31, 2003 and 2002 of $364,000 and $180,000, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

For the year ended December 31,
2004	$364
2005	$364
2006	$364
2007	$364
2008	$364

Accumulated amortization was $2,492,054 and $2,219,107 at December 31, 2003 and 2002, respectively. Amortization expense totaled $364,498, $180,150 and $239,667 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note G – Premises and Equipment

Premises and equipment are composed of the following:

	December 31,
	2003	2002
	(Dollars in Thousands)
Land	$7,785	$7,715
Building and leasehold improvements	20,120	19,374
Furniture, fixtures and equipment	18,248	14,614
Construction in process	12,000	2,448
Less: accumulated depreciation and amortization	(15,392)	(12,476)

Total premises and equipment	$42,761	$31,675

Depreciation and amortization expense totaled $3.2 million, $2.4 million and $2.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company leases certain facilities and equipment for use in its business. The lease for facilities generally runs for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of 5 years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business.

The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003, for leased facilities:

2004	$1,208,154
2005	983,124
2006	792,876
2007	674,645
2008	518,050
Thereafter	1,337,163

Minimum requirement	$5,514,012

Rental expense for all operating leases charged to earnings totaled $1,042,563, $524,497 and $407,424 for years ended December 31, 2003, 2002 and 2001, respectively.

Note H – Deposits

The deposit mix for the years ended December 31, 2003 and 2002 are as follows:

	December 31,
	2003		2002
	Average Balance	Rate	Average Balance	Rate
	(Dollars in Thousands)
Deposit Type
Non-interest-bearing demand deposits	$201,158	0.00%	$173,947	0.00%
Demand and money market deposits	424,579	1.35%	254,927	1.19%
Savings deposits	47,905	0.58%	46,618	0.90%
Time Deposits	640,246	3.00%	490,746	3.81%

Total Deposits	$1,313,888	1.92%	$966,238	2.76%

The Company had $254,421,889 and $197,098,700 in time deposits over $100,000 at December 31, 2003 and 2002, respectively. Interest expense on these deposits was $6,892,605, $6,535,736, and $9,062,793 for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table summarizes the maturities of time deposits at December 31, 2003:

December 31, 2003
(Dollars in Thousands)
Time deposits
2004	$528,809
2005	97,429
2006	29,029
2007	20,318
2008	21,488
After 2008	113

Total time deposits	$697,186

Note I – Borrowings

At December 31, 2003 and 2002 the Company had advances from the Federal Home Loan Bank totaling $210.6 million and $50.0 million, respectively. The Company has pledged all of its eligible residential mortgage loans secured by first mortgages on one-to-four family dwellings as collateral. The Company has also pledged eligible commercial real estate loans. The Company is allowed to borrow up to 75% of the balance of the eligible first mortgage loans pledged as collateral, and up to 50% of the eligible commercial real estate loans. At December 31, 2003 and 2002 the available balance under the Company’s line with the Federal Home Loan Bank was approximately $99.6 million and $125.2 million, respectively. This decrease is the result of an increase in the amount borrowed at the Federal Home Loan Bank, although additional collateral has been added including investment securities. At December 31, 2003, the Company has 11 advances with rates between 1.15% and 4.80%.

The following table stratifies the Bank’s borrowings as short-term and long-term as of December 31, 2003 and 2002:

	December 31,
	2003		2002
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
SHORT-TERM
Securities sold under repurchase agreements	$17,500	3.82%	$12,500	2.77%
Retail customer repurchase agreements	11,791	1.82%	5,167	1.86%
Federal Funds purchased	1,842	1.43%

Total short-term borrowings	$31,133		$17,667	2.52%

LONG-TERM
Federal Home Loan Bank advances	$210,605	2.11%	$50,000	1.79%
Trust preferred securities	50,000	4.51%	5,155	4.65%
Securities sold under repurchase agreements	12,500	3.95%	30,000	4.09%
Other repurchase agreements	226	0.00%	—	0.00%

Total long-term borrowings	$273,331		$85,155	2.77%

The aggregate stated maturities of long-term debt outstanding are summarized as follows:

December 31, 2003
(Dollars in Thousands)
Long-term debt
2004	$120,831
2005	72,500
2006	15,000
2007	—
2008	—
Thereafter	65,000

Total long-term debt	$273,331

At December 31, 2003 the Company had additional borrowings outstanding as shown in the table below:

	Amount	Maturity	Rate
	(Dollars in Thousands)
Securities sold under repurchase agreements	$17,500	4/2004	3.82%
Securities sold under repurchase agreements	12,500	4/2005	4.46%
Retail customer repurchase agreements	11,791	various	1.82%
Main Street Banks Statutory Trust I	5,000	12/2032	4.51%
Main Street Banks Statutory Trust II	45,000	6/2033	4.51%
Federal Home Loan Bank Advances:
Overnight Daily Rate Credit	69,000	Daily	1.15%
Fixed Rate Credit	15,000	5/2004	1.50%
Convertible	25,000	7/2004	1.58%
Fixed Rate Credit	10,000	9/2004	1.87%
Fixed Rate Credit	10,000	3/2005	1.88%
Fixed Rate Credit	25,000	4/2005	1.98%
Convertible	25,000	7/2005	1.99%
Fixed Rate Credit	15,000	5/2006	2.43%
Convertible	10,000	12/2011	4.80%
Convertible	4,449	12/2011	4.69%
Convertible	551	12/2011	4.80%

Government agency and mortgage backed securities in the amount of $33.3 million are pledged as collateral for the securities sold under repurchase agreements noted above.

Note J – Trust Preferred Securities

On May 22, 2003, Main Street Banks, Inc. completed the sale of $45.0 million of Main Street Banks Statutory Trust II floating rate trust preferred securities with a maturity date of June 30, 2033 and a stated liquidation amount of $1,000 per Capital Security. Interest on the Capital Securities is to be paid on the last day of each March, June, September, and December and is reset quarterly based on the three month London InterBank offered rate (“3-Month LIBOR”) plus 325 basis points at the end of the preceding quarter, provided, however, that prior to May 22, 2008, the 3-Month LIBOR shall not exceed 8.75%. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in Floating Subordinated Debentures (the “Debentures”) of the Company. The sole assets of the Trust are the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company. The Company owns all of the common securities of the Trust. Main Street Banks, Inc. used the Debentures from this offering to fund a portion of the price paid to acquire First Colony Bancshares, Inc., Alpharetta, Georgia. Refer to Note A of this report for a discussion on the impact that the adoption on FIN 46 will have on Trust Preferred Securities in future financial reporting periods.

November 15, 2002, the Company executed a $5.0 million floating rate Cumulative Trust Preferred Securities transaction offered and sold by Main Street Banks Statutory Trust I, having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company, were invested in Floating Subordinated Debentures (the “Debentures”) of the Company. The sole assets of the Trust are the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company. The Company owns all of the common securities of the Trust.

The Company has the right to redeem its debentures: (i) in whole or in part, on or after November 15, 2007 (for debentures owned by Main Street Banks Statutory Trust I) and June 30, 2008 (for debentures owned by Main Street Banks Statutory Trust II); and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or capital treatment event (as defined in the offering circulars). If the debentures purchased by Main Street Banks Statutory Trust I or Main Street Banks Statutory Trust II are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest.

Trust preferred securities are summarized below:

	December 31, 2003	December 31, 2002	Interest Rate of Securities and Debentures	Maturity of Securities and Debentures
Main Street Banks Statutory Trust I	$5,000,000	$5,000,000	4.39%	2032
Main Street Banks Statutory Trust II	45,000,000	—	4.39%	2033

Total	$50,000,000	$5,000,000

Note K – Income Taxes

For the years ended December 31, 2003, 2002 and 2001, income tax expense consists of:

	2003	2002	2001
Current income tax expense:	$12,554,555	$10,317,068	$7,838,254
Deferred income tax expense (benefit):	(1,717,928)	(1,288,460)	(338,124)

Total income tax expense	$10,836,627	$9,028,608	$7,500,130

Income tax differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	2003	2002	2001
	Amount	Amount	Amount
	(Dollars in Thousands)
Earnings before income taxes	$37,536	$29,499	$21,847
Income tax expense at Federal statutory rate	13,138	10,325	7,646
Increase (decrease) resulting from:
Tax-exempt interest	(744)	(730)	(563)
Tax-exempt BOLI Income	(760)	(639)	(27)
Nondeductible interest on tax exempt investments	76	161	50
Nondeductible merger expenses	—	—	455
Other	(873)	(88)	(61)

Income tax expense	$10,837	$9,029	$7,500

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:

	2003	2002
	(Dollars in Thousands)
Allowance for loan losses	8,228	5,199
Depreciation on premises and equipment	(1,665)	(1,612)
Core deposit intangibles	217	153
Deferred net loan fees	840	492
Net unrealized gains on investment securities available for sale	(2,332)	(2,120)
Other, net	1,014	(1,654)

Net deferred tax asset	$6,302	$458

Note L – Commitments and Contingencies

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

The Company’s exposure to credit loss in the event of nonperformance by the customer to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as are used for on-balance-sheet instruments.

The following represents the Company’s commitments to extend credit and standby letters of credit as of December 31, 2003:

	2003	2002
	(Dollars in Thousands)
Commitments to extend credit	$249,411	$161,141
Standby and commercial letters of credit	7,234	3,315

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2003 and 2002 include $75.9 million and $51.8 million, respectively, in undisbursed credit lines and $173.5 million and $109.3 million, respectively, in unfunded construction and development loans. The Company’s experience has been that approximately 80 percent of loan commitments are ultimately drawn upon by customers.

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2003, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $7.2 million.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties on those commitments for which collateral is deemed necessary.

Note M - Derivatives

The Company uses interest rate products, primarily interest rate swaps and floors, as part of its management of interest rate risk. As of December 31, 2003 and 2002, the Company was party to interest rate swap and floor contracts with $285.0 million and $50.0 million of notional amounts outstanding. The notional balance does not represent the amount the Company is obligated to pay or receive under these contracts. Rather, amounts receivable or payable under these contracts are determined based on whether the fixed rate to be received by the Company exceeds the floating rate to be paid by the Company for each interest calculation period. Regarding interest rate floors, the Company receives a payment from the counterparty if the Prime rate decreases below a certain level. The Company is exposed to credit risk to the extent that a counterparty fails to pay amounts owed to the Company under these agreements. The Company manages this credit risk by entering into agreements with counterparties with credit ratings acceptable under its risk management policy. These derivatives are designated as cash flow hedges of Prime-based loan receipts on a designated pool of Prime-based loans.

Note N – Related Party Transactions

Directors, executive officers, and their related interests were customers of the Company and had other transactions with the Company in the ordinary course of business. Loans outstanding to certain directors, executive officers, and their related interests at December 31, 2003 and 2002 were $604,500 and $636,298, respectively. For the years ended December 31, 2003 and 2002, $485,000 and $983,403, respectively of such loans were made and loan repayments totaled $60,000 and $554,528 for the respective years. It is the policy of the Company that such transactions are made on substantially the same terms as those prevailing at the time for comparable loans to other persons and do not involve more than normal risks of collectability or present other unfavorable features. All of these loans are in a current and performing status as of the report date. These individuals and their related interests also maintain customary demand and time deposit accounts with the Company. These totaled approximately $311,000 and $326,000 at December 31, 2003 and 2002, respectively.

The Company has operating leases for bank premises that are owned by related parties. These related parties consist of an individual who is a primary shareholder and member of the Board of Directors, and also an individual who is an Executive Officer of the Company. Terms for these related party leases are substantially the same as those that would be expected to prevail in the marketplace. During 2003, 2002 and 2001, total lease payments under these related party leases totaled approximately $398,000, $212,000 and $270,000, respectively.

The Company has entered into various construction contracts with a related party. The contracts include an addition to the Operations Center in Covington, Georgia which was completed in 2003. The Company also has contracts with the related party for the construction of a new professional building located on Highway 278 in Covington, Georgia and 2 new branch offices located in Conyers, Georgia and Winder, Georgia. These contracts will be completed in 2004 and the aggregate value of these contracts is approximately $5.6 million. As of December 31, 2003, payments related to these contracts total $1.8 million, including approximately $19,500 for various real estate leases. The Company believes that the terms of these contracts are at least as favorable to it as terms available from unrelated third parties.

Note O – Employee Benefits

The Company sponsors a 401(k) Employee Savings Plan that permits employees to defer annual cash compensation as specified under the plan. All employees of the Company who are over the age of 21 and have worked 1,000 hours or more in their first 12 months of employment or 1,000 hours or more in any calendar year thereafter are eligible to participate, except for project consultants or employees hired for the first time by the Company after January 1, 2003. Employees are generally vested after 5 years of service. The Board of Directors determines the annual Company contribution, which was $423,758, $326,285 and $236,465, in 2003, 2002 and 2001, respectively.

The Company has a Management Incentive Bonus Plan for key executives that provides annual cash awards, if approved, based on eligible compensation and achieving earnings goals. The Company also has a General Bonus Plan that provides for annual cash awards to eligible employees as established by the Board of Directors. The total expense under these plans was $5.1 million, $3.3 million and $2.6 million in 2003, 2002 and 2001, respectively.

Note P – Stock Options and Long-Term Compensation Plans

The Company has a nonqualified Restricted Stock Award Plan and a Long-term Incentive Plan which grant restricted stock and other stock based compensation to key executives and officers of the Company. In the case of restricted stock, Company executives and officers designated as an “eligible executive” will vest in the number of shares of common stock awarded under the plan based on service over a five-year period. A total of 960,000 shares were authorized to be issued under the plans, with 761,742 shares of restricted stock issued as of December 31, 2003. No restricted stock has been issued under these plans since December 31, 2000.

In 2000 and 2001, respectively, the Board of Directors and Shareholders approved the Omnibus Stock Ownership and Long-Term Incentive Plan (“Omnibus Plan”) under which incentive stock options and non-qualified stock options to acquire shares of common stock, restricted stock, stock appreciation rights or units may be granted to eligible employees. A total of 800,000 shares were initially authorized to be issued under the plan and the Board of Directors and Shareholders approved an additional 800,000 shares to be used under the plan in 2003. Under the plan, 157,225 and 133, 780 shares of restricted stock were issued as of December 31, 2003 and 2002, respectively. A total of 26,756 and 13,256 shares were vested with 130,469 and 120,524 shares issued and unvested as of December 31, 2003 and 2002.

During 2003, the Company issued 23,445 shares of restricted stock and granted 142,704 options under the Omnibus Plan. including all types of awards, which include the above-mentioned option and restricted stock awards, the total number of share awards outstanding under the Omnibus Plan were 935,737 and 767,588 shares at December 31, 2003 and 2002, respectively. Option prices under all stock option plans are equal to the fair value of the Company’s common stock on the date of the grant. The options vest over time periods determined by the Compensation Committee of the Board of Directors and expire ten years from date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	For the Year Ended December 31,
	2003		2002		2001
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	1,465,509	$12.77	1,152,353	$9.89	1,141,096	$8.34
Granted	142,704	24.41	483,521	18.31	158,308	16.49
Exercised	(215,416)	8.28	(127,125)	7.31	(126,595)	4.44
Terminated	(78,017)	11.09	(43,240)	13.77	(20,456)	8.19

Under option, end of year	1,314,780	12.72	1,465,509	12.77	1,152,353	9.89
Exercisable, end of year	823,952	$9.28	633,719	$8.01	760,405	$8.18

Following is a summary of the status of options outstanding at December 31, 2003:

	Under Option			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
2.42 - 4.82	215,038	$4.17	3	206,782	$4.14
5.00 - 8.46	280,228	7.86	5	245,115	7.79
10.15 - 12.83	423,970	11.78	7	265,562	11.77
13.00 - 19.49	184,358	16.31	8	85,093	15.68
19.61 - 26.35	211,186	$22.29	10	21,400	$19.82

	1,314,780			823,952

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest of 4.21%, 3.47% and 5.09%, respectively; dividend yield of 2.09%, 1.95% and 2.47%, respectively; volatility factor of the expected market price of the Company’s common stock of .231, .247, and .288, respectively; and a weighted-average expected life of the options of 8 years in 2003, 2002 and 2001. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of options granted during 2003, 2002 and 2001 was $6.69, $5.26 and $5.21, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options granted in 2003, 2002 and 2001 is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	For the Year Ended December 31,
	2003	2002	2001
Net income	$26,699,329	$20,470,698	$14,347,176
EPS - Basic	1.49	1.30	0.92
EPS - Diluted	1.44	1.26	0.89

Compensation cost - fair value	816,152	543,347	345,917
Less: Tax effect	(277,492)	(184,738)	(117,612)
Net compensation costs - fair value	538,660	358,609	228,305

Net Income, Pro forma	26,160,669	20,112,089	14,118,871
EPS - Basic	1.46	1.28	0.90
EPS - Diluted	1.41	1.24	0.88

Note Q – Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2003 and 2002:

	COMPANY		BANK		Minimum Required	Well Capitalized
	Actual Amount	Ratio	Actual Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2003
Leverage ratio	$134,772	7.28%	$143,710	7.78%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	134,772	8.79%	143,710	9.40%	4.00%	6.00%
Risk-based capital	170,213	11.11%	162,849	10.65%	8.00%	10.00%

As of December 31, 2002
Leverage ratio	$111,325	8.69%	$122,413	9.24%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	111,325	10.36%	122,413	11.44%	4.00%	6.00%
Risk-based capital	128,770	12.08%	135,806	12.69%	8.00%	10.00%

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

Note R – Legal Matters

The Company, in the normal course of business, is subject to various pending or threatened lawsuits in which claims for monetary damages are asserted. Although it is not possible for the Company to predict the outcome of these lawsuits or the range of any possible loss, management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising from these lawsuits will have a material adverse effect on the Company’s financial position or operating results.

Note S – Fair Value of Financial Instruments

The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

Short-term financial instruments are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents, short-term investments, short-term borrowings and certain other assets and liabilities.

Investment securities - The fair value of investment securities held to maturity and available for sale is estimated based on published bid prices or bid quotations received from securities dealers. The carrying amount of other investments approximates fair value.

Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Mortgage loans held for sale - The carrying amount of mortgage loans held for sale approximates fair value.

Deposits - The fair value of deposits with no stated maturity, such as demand, NOW and MMDA, and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Fair values for long-term debt and guaranteed preferred beneficial interests in debentures are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments.

Trust preferred securities - The carrying amount of trust preferred securities approximates fair value.

Accrued interest - The carrying amount of accrued interest receivable and payable approximates fair value.

Estimated fair values of the Company’s financial instruments are as follows:

	At December 31, 2003		At December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$39,839	$39,839	$43,712	$43,712
Interest-bearing deposits	1,021	1,021	1,782	1,782
Investment securities available for sale	247,392	247,392	208,455	208,455
Investment securities held to maturity	10,788	10,780	688	754,704
Other investments	19,651	19,651	3,699	3,699
Federal Funds sold and securities purchased under agreement to resell	31,820	31,820	54,656	54,656
Loans	1,443,326	1,446,360	982,486	993,599
Mortgage loans held for sale	5,671	5,671	8,176	8,176
Accrued interest receivable	8,182	8,182	6,437	6,437
Financial Liabilities:
Non-interest bearing deposits	$761,217	$761,217	$561,623	$561,623
Interest bearing deposits	697,186	730,250	567,305	574,457
Federal Funds purchased and securities sold under repurchase agreements	43,859	43,859	47,667	47,667
FHLB and other borrowings	210,605	210,842	50,000	50,005
Trust preferred securities	50,000	50,000	5,155	5,155
Accrued interest payable	3,020	3,020	3,723	3,723
Off-balance-sheet instruments:
Undisbursed credit lines	$53,101	$53,101	$51,801	$51,801
Unfunded construction and development loans	196,310	196,310	109,340	109,340
Standby letters of credit	7,234	7,234	3,315	3,315

Note T – Stock Repurchase Plan

On March 31, 2002, the Company announced a stock repurchase program whereby the Company was authorized to acquire up to 500,000 shares of its common stock. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any repurchase will depend on market conditions and other corporate considerations. This repurchase plan replaced a plan approved in September 2001, which authorized the repurchase of up to 150,000 shares of common stock. Repurchased shares will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors. During fiscal 2003 and 2002, the Company repurchased 100,000 shares and 295,000 shares respectively, of its outstanding common stock under this repurchase plan.

Note U – Parent Company

Main Street Banks, Inc.

(Parent Company)

Condensed Balance Sheet

	December 31,
	2003	2002
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$1,786	$691
Investment in subsidiaries	244,400	144,078
Other Assets	4,271	2,443

TOTAL ASSETS	$250,457	$147,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$49,914	$15,555
Shareholders’ equity	200,543	131,657

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$250,457	$147,212

Main Street Banks, Inc.

(Parent Company)

Condensed Statement of Income

	December 31,
	2003	2002	2001
	(Dollars in Thousands)
Income
Dividends from subsidiaries	$23,219	$14,500	$6,116
Other income	(22)	106	—

Total Income	$23,197	$14,606	$6,116

Expenses
Salaries and employee benefits	$649	$428	$—
Merger expense	—	—	1,412
Other expenses	2,488	921	644

Total Expenses	$3,137	$1,349	$2,056

Income before income tax benefit and equity in undistributed income of subsidiaries	20,060	13,257	4,060
Income tax benefit	901	428	367

Income before equity in undistributed income of subsidiaries	20,961	13,685	4,427

Equity in undistributed income of subsidiaries	5,739	6,786	9,920

Net Income	$26,700	$20,471	$14,347

Main Street Banks, Inc.

(Parent Company)

Condensed Statement of Cash Flows

	December 31,
	2003	2002	2001
	(Dollars in Thousands)
Operating Activities
Net income	$26,700	$20,471	$14,347
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(5,739)	(6,786)	(9,920)
Other	1,227	(2,007)	256

Net cash provided by operating activities	$22,188	$11,678	$4,683

Investing Activities
Purchase of treasury stock	(1,931)	(5,825)	—
Net cash paid for acquisitions	(10,793)	—	—

Net cash provided by investing activities	$(12,724)	$(5,825)	$—

Financing Activities
Dividends paid	$(8,361)	$(6,601)	$(5,808)
Proceeds from exercise of common stock options	1,921	930	581
Payments to repurchase common stock	(1,929)	—	—

Net cash used in financing activities	$(8,369)	$(5,671)	$(5,227)

Net increase/(decrease) in cash	1,095	182	(544)
Cash at the beginning of the year	691	509	1,053

Cash at the end of the year	$1,786	$691	$509

Note V – Subsequent Events

On January 13, 2004 MSII acquired substantially all of the assets of Banks Moneyhan Insurance Agency, Inc., an insurance agency headquartered in Conyers, Georgia. BMIA’s insurance agency offices are located in Conyers and Athens, Georgia and employ 25 insurance professionals selling business and property and casualty insurance, as well as group life and health. BMIA had assets of $1.2 million and $     million for the year ended December 31, 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Annual Report on Form 10-K and have concluded that the Company’s disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms. During the fourth quarter of 2003 there were no changes in the Company’s internal control over financial reporting that may have materially affected, or that are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth under the captions “Board of Directors”, “Officers” and “Reports required by Section 16 (a) of the Securities Exchange Act of 1934” of the Proxy Statement of the Company for the 2004 Annual Meeting is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the captions “Executive Compensation”, “Stock Options” and “Director Compensation” of the Proxy Statement of the Company for the 2004 Annual Meeting is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership” of the Proxy Statement of the Company for the 2004 Annual Meeting is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the captions “Certain Transactions” and “Officers” of the Proxy Statement of the Company for the 2004 Annual Meeting is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Ratification of Independent Auditors” of the Proxy Statement of the Company for the 2004 Annual Meeting is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following are filed with or incorporated by reference into this report

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-50762 on Form S-4)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-78046 on Form S-4)

10.1	Registrant’s 1994 Substitute Incentive Stock Option Plan for The Westside Bank & Trust Company’s Incentive Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-97300) (incorporated by reference)*

10.2	Form of Registrant’s 1994 Incentive Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-97300) (incorporated by reference)*

10.3	Registrant’s 1995 Directors Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-81053) (incorporated by reference)*

10.4	Form of Registrant’s 1995 Directors Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-81053) (incorporated by reference)*

10.5	Registrant’s 1996 Substitute Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-15069) (incorporated by reference)*

10.6	Form of Registrant’s 1996 Substitute Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-15069) (incorporated by reference)*

10.7	Registrant’s 1997 Directors Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-56473) (incorporated by reference)*

10.8	Form of Registrant’s 1997 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-56473) (incorporated by reference)*

10.9	Registrant’s 1997 Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-74555) (incorporated by reference)*

10.10	Form of Registrant’s 1997 Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-74555) (incorporated by reference)*

10.11	Registrant’s 1999 Directors Stock Option Plan included as Appendix B to the Joint Proxy Statement/Prospectus set forth in Part I of the Registration Statement*

10.12	Form of Registrant’s 1999 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-88645) (incorporated by reference)*

10.13	Registrant’s 2000 Directors Stock Option Plan files as Exhibit 4.1 to Form S-8 (File No. 333-49436) (incorporated by reference)*

10.14	Form of Registrant’s 2000 Director’s Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-49436) (incorporated by reference)*

10.15	Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan filed as Exhibit 4.1 to Form S8 (File No. 33365188) (incorporated by reference)*

10.16	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Incentive Plan Option Agreement filed as Exhibit 4.2 to File S-8 (File No. 333-65188) (incorporated by reference)*

10.17	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Restricted Stock Grant Agreement filed as Exhibit 4.3 to Form S-8 (File No. 333-65188)*

10.18	Employment Agreement dated May 24, 2000 between Registrant and Edward C. Milligan (incorporated by referenced to Exhibit 10.13 to Registration Statement No. 333-50762 on Form S-4)*

10.19	Employment Agreement dated May 24, 2000 between the Registrant and Robert R. Fowler, III (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-50762 on Form S-4)*

10.20	Employment Agreement dated May 24, 2000 between the Registrant and Sam B. Hay III (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-50762 on Form S-4)*

10.21	Employment Agreement dated September 17, 2001 between the Registrant and Robert D. McDermott (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on March 29, 2002)*

10.22	Employment Agreement dated April 11, 2002 between the Registrant and Max S. Crowe (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-Q filed with the Commission on August 13, 2002)

10.23	Employment Agreement dated May 15, 2002 between the Registrant and John T. Monroe (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2002)*

21.0	Subsidiaries of the Registrant

23.1	Consent of Independent Auditor, Ernst & Young LLP

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7241).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7241).

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Comments concerning forward looking statements

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b) Reports on Form 8-K:

The Company filed the following Form 8-K’s during the fourth quarter of 2003:

October 1, 2003	Press release announcing the date of the Company’s conference call to release the results of the third quarter of 2003.

October 9, 2003	Press release announcing a dividend declaration.

October 15, 2003	Press release announcing the results of the third quarter of 2003.

November 6, 2003	Registrant announced that it will present at the Sandler O’Neill & Partners 2003 Financial Services Conference on Nov. 13.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

(Registrant)

By: /s/ EDWARD C. MILLIGAN Edward C. Milligan, Chairman and Chief Executive Officer (Principal Executive Officer)	Date: March 15, 2004

By: /s/ ROBERT D. MCDERMOTT Robert D. McDermott, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ ROBERT R. FOWLER, III Robert R. Fowler, III, Director	Date: March 15, 2004

By: /s/ SAMUEL B. HAY, III Samuel B. Hay, III, President and Director	Date: March 15, 2004

By: /s/ P. HARRIS HINES P. Harris Hines, Director	Date: March 15, 2004

By: /s/ HARRY L. HUDSON Harry L. Hudson, Director	Date: March 15, 2004

By: /s/ C. CANDLER HUNT C. Candler Hunt, Director	Date: March 15, 2004

By: /s/ FRANK B. TURNER Frank B. Turner, Director	Date: March 15, 2004

By: /s/ KEN T. DRISKELL Ken T. Driskell, Director	Date: March 15, 2004

By: /s/ JOHN R. BURGESS John R. Burgess, Sr., Director	Date: March 15, 2004