Form 10-Q
period 2004-03-31
MAIN STREET BANKS INC /NEW/
filed 2004-05-10
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended March 31, 2004

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

As of April 30th registrant had outstanding 19,348,932 shares of common stock.

MAIN STREET BANKS, INC.

FORM 10-Q

March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Street Banks, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	(Unaudited) March 31, 2004	December 31, 2003	(Unaudited) March 31, 2003
Assets
Cash and due from banks	$31,901	$39,839	$35,914
Interest-bearing deposits in banks	589	1,021	833
Federal funds sold and securities purchased under agreements to resell	5,644	31,820	5,455
Investment securities available for sale (cost of $257,220, $242,872, and $214,687 at March 31, 2004, December 31, 2003 and March 31, 2003, respectively)	263,305	247,392	217,189
Investment securities held to maturity (fair value of $12,186, $10,800, and $752 at March 31, 2004, December 31, 2003 and March 31, 2003, respectively)	11,998	10,788	688
Other investments	19,205	19,651	7,934
Mortgage loans held for sale	7,208	5,671	4,720
Loans, net of unearned income	1,511,437	1,443,326	1,048,550
Allowance for loan losses	(22,151)	(21,152)	(15,391)

Loans, net	1,489,286	1,422,174	1,033,159
Premises and equipment, net	45,168	42,761	35,000
Other real estate	2,256	1,845	797
Accrued interest receivable	8,294	8,181	6,629
Goodwill and other intangible assets	103,381	96,237	18,235
Bank owned life insurance	41,596	35,773	31,367
Other assets	15,802	8,612	7,005

Total assets	$2,045,633	$1,971,765	$1,404,925

Liabilities
Deposits:
Noninterest-bearing demand	$232,576	$228,610	$182,313
Interest-bearing demand and money market	511,626	482,775	364,838
Savings	50,475	49,832	46,062
Time deposits of $100,000 or more	289,722	254,422	188,873
Other time deposits	446,581	442,764	355,904

Total deposits	1,530,980	1,458,403	1,137,990
Accrued interest payable	3,211	3,020	3,316
Federal Home Loan Bank advances	156,472	210,605	74,500
Federal funds purchased and securities sold under repurchase agreements	83,930	43,859	47,220
Subordinated debentures	51,547	—	—
Trust preferred securities	—	50,000	5,000
Other liabilities	4,116	5,335	3,864

Total liabilities	1,830,256	1,771,222	1,271,890
Shareholders’ Equity
Common stock-no par value per share; 50,000,000 shares authorized; 19,340,676, 18,981,340 and 16,173,647 shares outstanding at March 31, 2004, December 31, 2003 and March 31, 2003, respectively	109,117	100,876	47,223
Retained earnings	109,300	104,539	89,848
Accumulated other comprehensive income, net of tax	5,749	3,917	4,751
Treasury stock, at cost, 564,082 shares at March 31, 2004, December 31, 2003 and March 31, 2003, respectively	(8,789)	(8,789)	(8,787)

Total shareholders’ equity	215,377	200,543	133,035

Total liabilities and shareholders’ equity	$2,045,633	$1,971,765	$1,404,925

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Income (Unaudited)

(amounts in thousands except per share data)

	Three months ended March 31,
	2004	2003
	(unaudited)
Interest income:
Loans, including fees	$24,782	$18,934
Investment securities:
Taxable	2,247	2,075
Non-taxable	418	439
Federal funds sold and other short-term investments	30	56
Interest-bearing deposits in banks	5	9
Other investments	206	32

Total interest income	27,688	21,545
Interest expense:
Interest-bearing demand and money market	1,322	1,386
Savings	89	90
Time deposits	4,463	4,183
Other time deposits	56	99
Federal funds purchased	35	13
Federal Home Loan Bank advances	866	230
Trust preferred securities	575	55
Other interest expense	356	414

Total interest expense	7,762	6,470

Net interest income	19,926	15,075
Provision for loan losses	1,561	1,047

Net interest income after provision for loan losses	18,365	14,028
Non-interest income:
Service charges on deposit accounts	1,881	1,741
Other customer service fees	357	364
Mortgage banking income	883	647
Investment agency commissions	315	84
Insurance agency income	2,772	1,180
Income from SBA lending	486	379
Income on bank owned life insurance	822	462
Investment securities gains	304	184
Other income	21	236

Total non-interest income	7,841	5,277
Non-interest expense:
Salaries and other compensation	8,041	5,615
Employee benefits	1,640	1,204
Net occupancy and equipment expense	1,860	1,356
Data processing fees	557	310
Professional services	438	376
Communications & supplies	1,051	827
Marketing expense	370	155
Regulatory agency assessments	91	61
Amortization of intangible assets	141	60
Other expense	1,390	1,144

Total non-interest expense	15,579	11,108

Income before income taxes	10,627	8,197
Income tax expense	3,030	2,447

Net income	$7,597	$5,750

Earnings per share - Basic	$0.39	$0.36
Earnings per share - Diluted	$0.38	$0.34
Dividends declared per share	$0.135	$0.120
Weighted average common shares outstanding - Basic	19,281	16,218
Weighted average common shares outstanding - Diluted	19,911	16,829

Main Street Banks, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
	(unaudited)
Net income	$7,597	$5,750

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale	1,371	(870)
Unrealized gains (losses) on derivative contracts	662	(62)
Less reclassification adjustment for net (gains) losses included in net income	(201)	122

Comprehensive income	$9,429	$4,940

Main Street Banks, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three months ended March 31,
	2004	2003
	(Unaudited)
Operating activities
Net income	$7,597	$5,750
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,561	1,047
Depreciation and amortization of premises and equipment	1,147	688
Amortization of intangible assets	141	56
Loss on sales of other real estate	125	3
Investment securities gains	(304)	(184)
Net amortization of investment securities	294	254
Net accretion of loans purchased	(2)	(10)
Loss on sales of premises and equipment	68	—
Net (increase) decrease in mortgage loans held for sale	(1,537)	3,456
Gain on mortgage loan sales	(883)	(646)
Gains on sales of SBA loans	(486)	(379)
Deferred income tax (benefit)	(932)	(417)
Deferred net loan fees(cost amortization)	(486)	199
Vesting in restricted stock award plan	184	98
Increase in accrued interest receivable	(112)	(192)
Increase cash surrender value of bank-owned life insurance	(823)	—
Increase (decrease) in accrued interest payable	191	(407)
Increase in prepaid expenses	(2,930)	—
Other	(2,008)	58

Net cash provided by operating activities	805	9,374

Investing activities
Purchases of investment securities available for sale	(41,289)	(41,792)
Purchases of investment securities held to maturity	(1,210)	—
Purchases of other investments	446	(820)
Maturities, paydowns and calls of investment securities available for sale	10,270	3,950
Proceeds from sales of investment securities available for sale	16,379	13,991
Net increase in loans funded	(68,111)	(66,064)
Purchase of bank-owned life insurance	(5,000)	—
Purchases of premises and equipment	(4,028)	(3,934)
Purchase of treasury stock	—	(1,929)
Proceeds from sales of premises and equipment	87	—
Proceeds from sales of other real estate	379	48
Improvements to other real estate	(103)	(9)
Net cash paid for acquisitions	181	(1,783)

Net cash used in investing activities	(91,999)	(98,342)

Financing activities
Net increase in demand and savings accounts	33,460	31,590
Increase (decrease) in time deposits	39,117	(22,527)
Decrease in federal funds purchased	(28,929)	(676)
Decrease in Federal Home Loan Bank advances	14,867	24,500
Dividends paid	(2,601)	(1,867)
Proceeds from issuance of common stock	734	—

Net cash provided by financing activities	56,648	31,020
Net decrease in cash and cash equivalents	(34,546)	(57,948)
Cash and cash equivalents at beginning of period	72,680	100,150

Cash and cash equivalents at end of period	$38,134	$42,202

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,550	$3,154
Income taxes, net	3,410	500
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$2,471	$23

Main Street Banks, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of the Parent Company Main Street Banks, Inc. (“Company”) and its wholly owned subsidiaries, Main Street Bank (“the Bank”) Main Street Insurance Services, Inc. (“MSII”), Piedmont Settlement Services, Inc. (“Piedmont”) and MSB Payroll Solutions, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statement presentation. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for interim periods have been included.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to current financial statement presentation. These reclassifications had no effect on net income or stockholders’ equity.

Note B - Acquisitions

On January 2, 2004, Main Street Insurance Services, Inc. (“MSII”) acquired substantially all of the assets of Banks Moneyhan Hayes Insurance Agency, Inc. (“BMIA”), an insurance agency headquartered in Conyers, Georgia. The transaction was accounted for as a purchase business combination and accordingly, the results of operations of BMIA are included from the acquisition date. Main Street issued 271,109 shares of its common stock as consideration. The value of the 271,109 shares issued was determined based on the Company’s closing market price of $25.82 on December 5, 2003, the date the acquisition was announced. Goodwill of $4.7 million and Intangible Assets of $2.8 million were created as a result of the transaction. Intangible assets will be amortized over a 15 year period. This acquisition also includes an “earn-out” provision of $1.2 million to be paid in 5 annual installments of $240,000 if certain annual performance criteria are met. Summarized below is an initial allocation of assets and liabilities acquired (in thousands):

Assets acquired:
Cash and Cash equivalents	$180
Other assets	33
Goodwill	4,717
Intangible Assets	2,781

Total Assets	$7,711

Liabilities acquired
Other Liabilities	711

Total Liabilities	$711

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

On August 4, 2003, the Company, through an intermediate subsidiary, completed the acquisition of the remaining 50% interest from the other partners of Piedmont Settlement Services, L.L.P., a Pennsylvania limited liability partnership. The assets and liabilities of the Pennsylvania partnership were subsequently transferred to the intermediate subsidiary, which changed its name to Piedmont Settlement Services, Inc. The purchase price for this acquisition was $183,500. The transaction has been accounted for as a purchase and accordingly, the results of operations of Piedmont are included from the acquisition date.

In accordance with FAS 141 the following tables present unaudited summary information on a pro forma basis as if these acquisitions had occurred as of the beginning of each of the periods presented. The proforma information does not necessarily reflect the results of operations that would have occurred if the acquisitions had occurred at the beginning of the periods presented or of any results which may be expected to occur in the future.

Three months ended March 31, 2003
(Dollars in thousands except per share data)
Net interest income	$18,120
Net interest income after provision for loan losses	16,773
Net income	7,453
Earning per share - basic	$0.39
Earnings per share - diluted	$0.38

Note C - Current Accounting Developments

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate the entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to the significant implementation concerns, the FASB revised Interpretation No. 46 (“FIN46R”) in December 2003. Management has evaluated the Company’s investment in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures because these entities constitute Main Street Bank’s primary exposure.

The Company has determined that certain trusts created by it to issue trust preferred securities would require deconsolidation due to the provisions of FIN 46R. Accordingly, as of March 31, 2004, The Company was required to deconsolidate these trusts. The deconsolidation required the Company to remove $50.0 million in trust preferred securities from the consolidated statements and to record junior subordinated debentures payable to these trusts of $51.5 million and record the Company’s investment in the trusts of $1.5 million in other assets. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier 1 capital for regulatory capital purposes until further notice. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary, provide further appropriate guidance. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory purposes.

Currently, other than the impact described above from the deconsolidation of the trust preferred securities, the adoption of FIN 46 and FIN 46R did not have a material impact on the financial condition or the operating results of the Company. Prior periods have not been restated for this change in accounting methods. Interpretive guidance relating to FIN 46 and FIN 46R is continuing to evolve and The Company’s management will continue to assess various aspects of consolidation and variable interest entity accounting as additional interpretative guidance becomes available.

Note D - Earnings per Common Share

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

	Three months ended March 31,
	2004	2003
	(Amounts in thousands except per share data)
Basic and diluted net income	$7,597	$5,750
Basic earnings per share	$0.39	$0.36
Diluted earnings per share	$0.38	$0.34
Dividends declared per share	$0.135	$0.120
Basic weighted average shares	19,281	16,218
Effect of Employee Stock Options	630	611

Diluted weighted average shares	19,911	16,829

Note E – Commitments and Contingencies

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

The following represents the Company’s commitments to extend credit and standby letters of credit:

	For the Period Ended March 31,
	2004	2003
	(Dollars in Thousands)
Commitments to extend credit	$289,992	$212,299
Standby and commercial letters of credit	8,570	3,970

Note F - Loans

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. The following table represents the composition of the Company’s loan portfolio:

	March 31, 2004	December 31, 2003	March 31, 2003
	(Dollars in thousands)
Loans
Commercial and industrial	$116,735	$118,243	$74,467
Real estate construction	314,171	304,046	270,714
Residential mortgage	280,454	269,358	212,271
Real estate - other	762,816	711,209	455,559
Consumer and other	39,063	41,650	37,126

Total loans receivable	1,513,239	1,444,506	1,050,137
Less:
Purchase premium	838	981	(99)
Deferred net loan fees	(2,607)	(2,121)	(1,431)
Unearned income	(33)	(40)	(57)
Allowance for loan losses	(22,151)	(21,152)	(15,391)

Loans, net	$1,489,286	$1,422,174	$1,033,159

Mortgage loans held for sale	$7,208	$5,671	$4,720

Commercial and industrial	7.71%	8.18%	7.09%
Real estate construction	20.76%	21.05%	25.78%
Residential mortgage	18.53%	18.65%	20.21%
Real estate - other	50.41%	49.25%	43.38%
Consumer and other	2.59%	2.87%	3.54%

Total loans receivable	100.00%	100.00%	100.00%

Note G - Stock Options and Long-term Compensation Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No.148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro-forma disclosure below uses the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except per share data):

	Three months ended March 31,
	2004	2003
Net income	$7,597	$5,750
Earnings per share - Basic	0.39	0.36
Earnings per share - Diluted	0.38	0.34

Compensation cost - Fair Value	95	239
Less: Tax Effect	(32)	(81)

Net compensation costs - Fair Value	63	158

Net Income, Pro-forma	7,534	5,592
Earnings per share - Basic	0.39	0.35
Earnings per share - Diluted	0.38	0.33

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at March 31, 2004 as compared to December 31, 2003 and operating results for the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2003. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Overview

The Company’s total assets increased $69.1 million or 3.51% since December 2003, due primarily to strong loan growth. Federal funds sold decreased $26.2 million primarily due to an increase in loan demand. Loans increased 4.72% or $68.1 million since December 2003, while the investment portfolio increased $15.9 million. Goodwill increased by $7.1 million, as a result of the BMIA acquisition. Total deposits increased by 5.00% or $72.6 million due primarily to an ongoing deposit campaign, limited use of brokered and national deposits, and seasonal public funds.

Return on average equity for the three months ended March 31, 2004 was 15.3% on average equity of $199.1 million. This compares to 17.1% on average equity of $136.1 million for the same period in 2003. Return on average assets for the three months ended March 31, 2004 was 1.54%. This compares to 1.69% for the same period in 2003.

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

At March 31, 2004, the capital ratios of the Company and Main Street Bank (the “Bank”) were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of March 31, 2004 to the minimum and well-capitalized regulatory standards:

	Company	Bank	Minimum Required	Well Capitalized
Leverage ratio	7.40%	7.87%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	8.64%	9.25%	4.00%	6.00%
Risk-based capital	10.94%	10.49%	8.00%	10.00%

In December 2003, the Board of Directors approved a $100.0 million shelf offering. The Company’s registration statement on form S-3 became effective on January 15, 2004. The net proceeds from the sale of the securities, if sold, would be used for general corporate purposes. General corporate purposes may include repurchasing shares of our common stock, acquisitions of other companies, and extending credit to, or funding investments in, our subsidiaries. The precise amounts and timing of the use of the net proceeds will depend upon the Company and its subsidiaries funding requirements and the availability of other funds. Until the Company uses the net proceeds from the sale of any of our securities for general corporate purposes, the Company would use the net proceeds to reduce short-term indebtedness or for temporary investments. The Company expects that it will, on a recurrent basis, engage in additional financings as the need arises to finance our growth, through acquisitions or otherwise, or to fund subsidiaries of the Company.

Loans and Allowance for Loan Losses

At March 31, 2004, loans, net of unearned income, were $1.5 billion, an increase of $68.1 million or 4.72% over net loans at December 31, 2003 of $1.4 billion. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state. Residential mortgage and commercial real estate loans increased $9.6 million or 2.47% from December 31, 2003 while real estate construction loans increased $10.1 million or 3.33% over the same period. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

The Company primarily focuses on the following loan categories: (1) commercial and industrial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate, and (5) consumer loans. The Company’s management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in metropolitan Atlanta.

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for loan losses which it believes is adequate for inherent losses in the loan portfolio. Based on a credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories. These categories have also been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guidelines and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively. By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses. Management also reviews charge-offs and recoveries on a monthly basis to identify trends.

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

For the three month period ending March 31, 2004, net charge-offs totaled $0.6 million or 0.16% (annualized) of average loans outstanding for the period, net of unearned income, compared to $0.2 million or 0.10 % in net charge-offs for the same period in 2003. The provision for loan losses for the three months ended March 31, 2004 was $1.6 million compared to $1.0 million for the same period in 2003. The allowance for loan losses totaled $22.2 million or 1.47% of total loans, net of unearned income at March 31, 2004, compared to $15.4 million or 1.47% of total loans at December 31, 2003.

The following table presents an analysis of the allowance for loan losses for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of period	$21,152	$14,589
Provision charged to operating expenses	1,561	1,047
Charge-offs:
Commercial, financial and agricultural	196	79
Real estate - construction and land development	230	1
Installment and other consumer	233	246

Total charge-offs	659	326
Recoveries:
Commercial, financial and agricultural	30	12
Real estate - construction and land development	2	1
Installment and other consumer	65	68

Total recoveries	97	81

Net charge-offs	562	245

Balance of allowance for loan losses at end of period	$22,151	$15,391

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

However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company’s management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein. The Company’s management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. Management is not aware of any loans that meet the definition of a troubled debt restructuring as of March 31, 2004. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated costs to sell.

The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property’s value is assessed annually and written down to its fair value less costs to sell.

The following table presents information regarding non-performing assets at the dates indicated:

	March 31, 2004	December 31, 2003	March 31, 2003
	(Dollars in thousands)
Non-performing assets
Non-accrual loans	$4,822	$11,548	$4,635
Other real estate and repossessions	2,256	1,940	797

Total non-performing assets	$7,078	$13,488	$5,432
Loans past due 90 days or more and still accruing	$5,060	$1,923	$795
Ratio of past due 90 days or more loans to loans net of unearned income	0.33%	0.13%	0.08%
Ratio of non-performing assets to loans, net of unearned income and other real estate	0.47%	0.95%	0.52%

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

The Company uses three standard scenarios—rates unchanged, rising rates, and declining rates—in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 100 basis points upward and downward rate shock. The following table illustrates the expected effect a given interest rate shift would have on the fair market value of the Balance Sheet and the annualized projected net interest income of the Company as of March 31, 2004.

Change in Interest Rates	Increase / (Decrease) in FMV of Balance Sheet	Increase / (Decrease) in Net Interest Income
+ 100 basis points	3.020%	0.240%
- 100 basis points	-6.170%	2.530%

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

The following chart illustrates the Bank’s derivative positions as of March 31, 2004.

Type	Transaction Date	Maturity Date	Notional	Pay Rate	Received Rate	Current Spread	Market Value
INTEREST RATE SWAPS
Received Fixed Prime Swap - amortizing	Apr-02	Apr-04	$15,000,000	4.00%	6.63%	2.63%	$523,925
	Apr-02	Apr-05	$20,000,000
Received Fixed Prime Swap	Mar-03	Mar-06	$50,000,000	4.00%	5.26%	1.26%	$531,209
Received Fixed Prime Swap	Aug-03	Aug-06	$100,000,000	4.00%	5.59%	1.59%	$1,571,112

Total Received Fixed Swaps			$185,000,000				$2,626,246

INTEREST RATE FLOORS
Prime based Floor	Jun-03	Jun-05	$100,000,000	3.75%	4.00%	-0.25%	$9,255

Total Interest Rate Floors			$100,000,000				$9,255

Total Derivative Positions			$285,000,000				$2,635,501

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

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Interest Income

Interest income for the three months ended March 31, 2004 was $27.7 million, an increase of $6.2 million, or 28.84% compared to $21.5 million for the same period in 2003. The increase is mainly attributable to net loan growth of $462.9 million from March 31, 2003 to March 31, 2004. Interest on federal funds sold decreased $189,000, due to the Company’s decision to use the funds to purchase investment securities to earn a higher yield. Total investment income was $2.7 million for the three months ended March 31, 2004 compared to $2.5 million for the same period in 2003. Average earning assets for the three month period increased $500.0 million to $1.8 billion as of March 31, 2004 compared to $1.3 billion as of March 31, 2003. Yield on average earning assets decreased 67 basis points to 6.37% from 7.04% for the quarters ended March 31, 2004 and 2003, respectively.

Interest Expense

Interest expense on deposits and other borrowings for the three months ended March 31, 2004 was $7.8 million, a $1.5 million, or 23.08% increase from March 31, 2003. While average interest bearing liabilities increased $419.0 million to $1.7 billion for the three months ended March 31, 2004 compared to $1.2 billion for the three months ended March 31, 2003, the yield on average interest bearing liabilities decreased 37 basis points to 1.75% from 2.12% as of March 31, 2004 and 2003, respectively.

Net Interest Income

Net interest income for the three months ended March 31, 2004 increased $4.8 million, or 31.79% to $19.9 million compared to $15.1 million for the same period ending March 31, 2003. The increase was mainly attributable to the acquisition of First Colony in May 2003, as well as the Company’s ability to manage the effects of the Federal Reserve’s rate reductions. The Company’s net interest margin decreased to 4.60% for the three months ended March 31, 2004 compared to 4.95% as of March 31, 2003.

Provision for Loan Losses

The provision for loan losses was $1.6 million for the three months ended March 31, 2004 as compared to $1.0 million for the three months ended March 31, 2003. The increase in the provision for loan losses was attributable to loan growth and the acquisition of First Colony. Management believes that the present allowance for loan losses is adequate.

Non-interest Income

Non-interest income was $7.8 million for the three months ended March 31, 2004 an increase of $2.5 million, or 47.17% compared to $5.3 million for the three months ended March 31, 2003. The major components of the increase were insurance agency income, income from SBA lending, and mortgage banking income. Insurance agency income increased $1.6 million, or 133.33% to $2.8 million from $1.2 million for the three months ended March 31, 2004 and 2003, respectively due to the BMIA acquisition. Income from SBA lending increased $0.1 million, or 25.00% to $0.5 million from $0.4 million for the three months ended March 31, 2004 and 2003, respectively. Mortgage banking income increased $0.2 million, or 33.33% to $0.8 million from $0.6 million for the three months ended March 31, 2004 and 2003, respectively. Gains on sales of investment securities of $0.3 million was recognized for the three months ended March 31, 2004, compared to $0.2 million for the three month period ended March 31, 2003.

Non-interest Expense

Non-interest expense increased $4.5 million or 40.54% to $15.6 million from $11.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase was attributable to the impact of the First Colony acquisition as well as to additional personnel required to accommodate the Company’s growth. Salaries were $8.0 million for the three months ended March 31, 2004, an increase of $2.4 million, or 42.86% from the same period in 2003. The Company’s efficiency ratio was 56.11% for the three months ended March 31, 2004 compared to 54.58% for the three months ended March 31, 2003. The increase was mainly attributable to higher personnel expenses and to the investments in more business lines which are non-interest income producers.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. For the three months ended March 31, 2004, the provision for taxes was $3.0 million, an increase of $0.6 million from the $2.4 million provided for in the same period in 2003. The effective tax rate for the three months ended March 31, 2004 was 28.51% compared to 29.85% for the same period in 2003. The effective tax rate for the three months ending March 31, 2004 is lower than for the same period in 2003 due to the favorable tax treatment afforded the REIT subsidiary.

Main Street Banks, Inc.

Selected Financial Data

(amounts in thousands except per share data)

	Three months ended March 31,
	2004	2003
RESULTS OF OPERATIONS
Net interest income	$19,926	$15,075
Net interest income (tax equivalent)	20,205	15,364
Provision for loan losses	1,561	1,047
Non-interest income	7,841	5,277
Non-interest expense	15,579	11,108
Net income	7,597	5,750

AVERAGE BALANCE SHEET DATA
Loans, net of unearned income	$1,470,876	$1,019,221
Investment securities	260,866	216,117
Total assets	1,986,972	1,278,489
Deposits	1,466,087	1,127,800
Shareholders’ equity	205,272	136,072

PER COMMON SHARE
Earnings per share - Basic	$0.39	$0.36
Earning per share - Diluted	$0.38	$0.34
Book value per share at end of period	$11.04	$8.23
End of period shares outstanding	19,341	16,174
Weighted average shares outstanding
Basic	19,281	16,218
Diluted	19,911	16,829

STOCK PERFORMANCE
Market Price:
Closing	$27.34	$18.45
High	27.50	20.48
Low	24.90	18.45
Trading volume	1,704	1,263
Cash dividends per share	$0.135	$0.120
Dividend payout ratio	36.69%	35.12%
Price to earnings	$17.87	$13.31
Price to book value	2.48	2.24

PERFORMANCE RATIOS
Return on average assets	1.53%	1.69%
Return on average equity	14.80%	17.14%
Average loans as percentage of average deposits	88.70%	90.40%
Net interest margin (tax equivalent)	4.60%	4.95%
Average equity to average assets	10.33%	9.87%
Efficiency ratio	56.11%	54.58%

ASSET QUALITY
Total non-performing assets	7,078	5,432
Non-performing assets as a percentage of loans plus foreclosed assets	0.47%	0.52%
Net annualized charge-offs (recoveries) as a percentage of average loans	0.15%	0.10%
Reserve for loan losses as a percentage of loans, at end of period	1.47%	1.47%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms. During the first quarter of 2004 there were no changes in the Company’s internal control over financial reporting that may have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the first quarter of 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following are filed with or incorporated by reference into this report

Exhibit No.	Description

3.1	Articles of Incorporation of Main Street Bank, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-78046 on Form S-4) as amended by Certificate of Merger and Name Change (incorporated by reference to Exhibit 3.1 of the December 31, 1996, Form 10-KSB)

3.2	Bylaws of Main Street Bank, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-78046 on Form S-4)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Comments concerning forward looking statements

(b)	Reports on Form 8K

The Company filed Form 8-K’s as follows:

	February 19, 2004	Press release announcing that Main Street Bank will make a presentation at the 25th Annual Institutional Investors Conference hosted by Raymond James & Associates on March 3.

	January 21, 2004	Press release announcing the results of the fourth quarter of 2003.

	January 15, 2004	Press release announcing a dividend declaration.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

Date: May 10, 2004	By:	/s/ EDWARD C. MILLIGAN
Edward C. Milligan, Chairman and Chief Executive Officer

Date: May 10, 2004	By:	/s/ ROBERT D. MCDERMOTT
Robert D. McDermott, Chief Financial Officer