Form 10-Q
period 2004-06-30
MAIN STREET BANKS INC /NEW/
filed 2004-08-09
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended June 30, 2004

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

As of July 30th registrant had outstanding 19,409,884 shares of common stock.

MAIN STREET BANKS, INC.

FORM 10-Q

June 30, 2004

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Street Banks, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	(Unaudited) June 30, 2004	December 31, 2003	(Unaudited) June 30, 2003
Assets
Cash and due from banks	$42,091	$39,839	$43,329
Interest-bearing deposits in banks	1,078	1,021	1,437
Federal funds sold and securities purchased under agreements to resell	713	31,820	6,453
Investment securities available for sale (amortized cost of $274,994, $242,872, and $282,928 at June 30, 2004, December 31, 2003 and June 30, 2003, respectively)	272,597	247,392	290,424
Investment securities held to maturity (fair value of $11,701, $10,800, and $752 at June 30, 2004, December 31, 2003 and June 30, 2003, respectively)	11,998	10,788	688
Other investments	23,877	19,651	9,140
Mortgage loans held for sale	6,221	5,671	6,927
Loans, net of unearned income	1,594,291	1,443,326	1,382,762
Allowance for loan losses	(23,119)	(21,152)	(20,272)

Loans, net	1,571,172	1,422,174	1,362,490
Premises and equipment, net	48,391	42,761	38,467
Other real estate	1,915	1,845	1,065
Accrued interest receivable	9,060	8,181	8,116
Goodwill and other intangible assets	103,515	96,237	94,826
Bank owned life insurance	41,006	35,773	34,527
Other assets	13,531	8,612	8,311

Total assets	$2,147,165	$1,971,765	$1,906,200

Liabilities
Deposits:
Noninterest-bearing demand	$232,319	$228,610	$214,558
Interest-bearing demand and money market	540,654	482,775	460,163
Savings	46,656	49,832	46,434
Time deposits of $100,000 or more	288,267	254,422	256,907
Other time deposits	458,394	442,764	427,528

Total deposits	1,566,290	1,458,403	1,405,590
Accrued interest payable	3,284	3,020	3,445
Federal Home Loan Bank advances	166,338	210,605	167,873
Federal funds purchased and securities sold under repurchase agreements	142,325	43,859	39,815
Subordinated debentures	51,547	—	—
Trust preferred securities	—	50,000	50,000
Other liabilities	5,414	5,335	48,782

Total liabilities	1,935,198	1,771,222	1,715,505
Shareholders’ Equity
Common stock-no par value per share; 50,000,000 shares authorized; 19,381,000, 18,981,340 and 18,888,732 shares outstanding at June 30, 2004, December 31, 2003 and June 30, 2003, respectively	107,447	100,876	99,007
Retained earnings	116,073	104,539	94,282
Accumulated other comprehensive income, net of tax	(2,764)	3,917	6,193
Treasury stock, at cost, 564,082 shares at June 30, 2004, December 31, 2003 and June 30, 2003, respectively	(8,789)	(8,789)	(8,787)

Total shareholders’ equity	211,967	200,543	190,695

Total liabilities and shareholders’ equity	$2,147,165	$1,971,765	$1,906,200

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Income (Unaudited)

(dollars in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Interest income:
Loans, including fees	$25,474	$21,419	$50,256	$40,353
Investment securities:
Taxable	2,362	2,145	4,609	4,220
Non-taxable	389	442	806	880
Federal funds sold and other short-term investments	3	10	34	66
Interest-bearing deposits in banks	5	5	10	15
Other investments	237	111	443	143

Total interest income	28,470	24,132	56,158	45,677
Interest expense:
Interest-bearing demand and money market	1,829	1,528	3,151	2,914
Savings	74	88	162	178
Time deposits	4,471	3,068	8,934	7,251
Other time deposits	64	86	120	185
Federal funds purchased	333	8	368	21
Federal Home Loan Bank advances	664	564	1,530	794
Interest expense on subordined debentures	575	237	1,150	292
Other interest expense	241	364	597	778

Total interest expense	8,251	5,943	16,012	12,413

Net interest income	20,219	18,189	40,146	33,264
Provision for loan losses	1,310	1,801	2,871	2,848

Net interest income after provision for loan losses	18,909	16,388	37,275	30,416
Non-interest income:
Service charges on deposit accounts	2,023	1,857	3,904	3,598
Other customer service fees	352	395	709	760
Mortgage banking income	860	865	1,743	1,512
Investment agency commissions	185	61	500	144
Insurance agency income	2,371	1,236	5,142	2,416
Income from SBA lending	368	505	854	884
Income on bank owned life insurance	559	462	1,381	924
Investment securities gains	549	132	853	316
Other income	152	122	173	357

Total non-interest income	7,419	5,635	15,259	10,911
Non-interest expense:
Salaries and other compensation	7,688	6,203	15,730	11,818
Employee benefits	1,520	1,049	3,160	2,253
Net occupancy and equipment expense	2,208	1,528	4,068	2,884
Data processing fees	224	442	781	752
Professional services	583	586	1,022	962
Communications & supplies	1,028	757	2,079	1,584
Marketing expense	357	427	727	446
Regulatory agency assessments	101	106	192	167
Amortization of intangible assets	122	91	262	151
Other expense	2,303	1,641	3,693	2,921

Total non-interest expense	16,134	12,830	31,714	23,938

Income before income taxes	10,194	9,193	20,820	17,389
Income tax expense	2,803	2,809	5,832	5,255

Net income	$7,391	$6,384	$14,988	$12,134

Earnings per share - Basic	$0.38	$0.37	$0.78	$0.72
Earnings per share - Diluted	$0.37	$0.35	$0.75	$0.70
Dividends declared per share	$0.135	$0.120	$0.270	$0.240
Weighted average common shares outstanding - Basic	19,351,343	17,374,719	19,316,112	16,769,565
Weighted average common shares outstanding - Diluted	19,974,058	18,059,948	19,948,822	17,426,778

Main Street Banks, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)		(unaudited)
Net income	$7,391	$6,384	$14,988	$12,134

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities available for sale	(5,521)	1,247	(4,150)	620
Unrealized (losses) gains on derivative contracts	(2,631)	282	(1,969)	220
Less reclassification adjustment for net gains included in net income	(362)	(87)	(563)	(209)

Comprehensive (loss) income	$(1,123)	$7,826	$8,306	$12,765

Main Street Banks, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six months ended June 30,
	2004	2003
	(Unaudited)
Operating activities
Net income	14,988	$12,134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,871	2,848
Depreciation and amortization of premises and equipment	2,070	1,409
Amortization of intangible assets	263	151
Loss on sales of other real estate	160	75
Investment securities gains	(853)	(316)
Net amortization of investment securities	736	651
Net accretion of loans purchased	(12)	(19)
Loss on sales of premises and equipment	544	83
Net (increase) decrease in mortgage loans held for sale	(550)	1,249
Gain on mortgage loan sales	(1,743)	(1,512)
Gains on sales of SBA loans	(854)	(884)
Deferred income tax provision	3,468	1,482
Deferred net loan fees (cost amortization)	(998)	(359)
Vesting in restricted stock award plan	360	201
Increase in accrued interest receivable	(878)	(613)
Increase cash surrender value of bank-owned life insurance	(233)	(825)
Increase (decrease) in accrued interest payable	264	(1,030)
Increase in prepaid expenses	(3,103)	(610)
Other	(1,479)	3,120

Net cash provided by operating activities	15,021	17,235

Investing activities
Purchases of investment securities available for sale	(82,794)	(78,581)
Purchases of investment securities held to maturity	(1,210)	—
Purchases of other investments	(4,226)	(5,440)
Maturities, paydowns and calls of investment securities available for sale	21,871	8,512
Proceeds from sales of investment securities available for sale	28,065	15,387
Net increase in loans funded	(150,965)	(107,523)
Purchase of bank-owned life insurance	(5,000)	—
Purchases of premises and equipment	(8,106)	(6,384)
Purchase of treasury stock	—	(1,929)
Proceeds from sales of premises and equipment	105	8
Proceeds from sales of other real estate	902	2,145
Improvements to other real estate	(166)	(169)
Net cash paid for acquisitions	—	(22,284)

Net cash used in investing activities	(201,524)	(196,258)

Financing activities
Net increase in demand and savings accounts	58,413	54,633
Increase (decrease) in time deposits	49,475	(14,999)
Increase (decrease) in federal funds purchased	29,466	(8,082)
Increase in Federal Home Loan Bank advances	24,733	102,873
Dividends paid	(5,213)	(3,817)
Proceeds from issuance of common stock	831	—

Net cash provided by financing activities	157,705	130,608
Net decrease in cash and cash equivalents	(28,798)	(48,415)
Cash and cash equivalents at beginning of period	72,680	99,634

Cash and cash equivalents at end of period	$43,882	$51,219

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,517	$8,967
Income taxes, net	7,110	6,400
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$3,122	$2,388

Main Street Banks, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of the Parent Company Main Street Banks, Inc. (“Company”) and its wholly owned subsidiaries, Main Street Bank (“the Bank”) Main Street Insurance Services, Inc. (“MSII”), Piedmont Settlement Services, Inc. (“Piedmont”) and MSB Payroll Solutions, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

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

The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to current financial statement presentation. These reclassifications had no effect on net income or stockholders’ equity.

Note B - Acquisitions

On January 2, 2004, MSII acquired substantially all of the assets of Banks Moneyhan Hayes Insurance Agency, Inc. (“BMIA”), an insurance agency headquartered in Conyers, Georgia. The transaction was accounted for as a purchase business combination and accordingly, the results of operations of BMIA are included from the acquisition date. The Company issued 271,109 shares of its common stock as consideration. The value of the 271,109 shares issued was determined based on the Company’s closing market price of $25.82 on December 5, 2003, the date the acquisition was announced. Goodwill of $4.7 million and Intangible Assets of $2.8 million were created as a result of the transaction. Intangible assets will be amortized over a 15 year period. This acquisition also includes an “earn-out” provision of $1.2 million to be paid in 5 annual installments of $240,000 if certain annual performance criteria are met. Summarized below is an initial allocation of assets and liabilities acquired (in thousands):

Assets acquired:
Cash and Cash equivalents	$180
Other assets	33
Goodwill	4,717
Intangible Assets	2,781

Total Assets	$7,711

Liabilities acquired
Other Liabilities	711

Total Liabilities	$711

On May 22, 2003, the Company completed its acquisition of First Colony Bancshares, Inc., parent of First Colony Bank, a $320 million asset bank headquartered in Alpharetta, Georgia. The transaction was accounted for as a purchase business combination and accordingly, the results of operations of First Colony Bank are included from the acquisition date. The Company issued 2.6 million shares of its common stock and paid $45.0 million in cash in exchange for all outstanding shares of First Colony Bancshares. The value of the 2.6 million shares issued was determined based on the Company’s closing market price of $19.61 on December 11, 2002, the date the acquisition was announced. Goodwill and Intangible Assets of $74.8 million were created as a result of the transaction. Summarized below is an allocation of assets and liabilities acquired (in thousands):

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

In accordance with FAS 141 the following table presents unaudited summary information on a pro forma basis as if these acquisitions had occurred as of the beginning of each of the periods presented. The proforma information does not necessarily reflect the results of operations that would have occurred if the acquisitions had occurred at the beginning of the periods presented or of any results which may be expected to occur in the future.

	June 30, 2003
	Three months	Six months
	(Dollars in thousands except per share data)
Net interest income	$24,132	$48,722
Net interest income after provision for loan losses	16,388	33,161
Net income	6,595	14,048
Earning per share - basic	$0.37	$0.82
Earnings per share - diluted	$0.36	$0.79

Note C - Current Accounting Developments

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate the entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to the significant implementation concerns, the FASB revised Interpretation No. 46 (“FIN46R”) in December 2003. Management has evaluated the Company’s investment in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures because these entities constitute the Company’s primary exposure.

The Company determined that certain trusts created by it to issue trust preferred securities required deconsolidation due to the provisions of FIN 46R. Accordingly, as of March 31, 2004, the Company was required to deconsolidate these trusts. The deconsolidation required the Company to remove $50.0 million in trust preferred securities from the consolidated statements and to record junior subordinated debentures payable to these trusts of $51.5 million and record the Company’s investment in the trusts of $1.5 million in other assets. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier 1 capital for regulatory capital purposes until further notice. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary, provide further guidance. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory purposes.

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

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Amounts in thousands except per share data)
Basic and diluted net income	$7,391	$6,384	$14,988	$12,134
Basic earnings per share	$0.38	$0.37	$0.78	$0.72
Diluted earnings per share	$0.37	$0.35	$0.75	$0.70

Basic weighted average shares	19,351	17,375	19,316	16,770
Effect of Employee Stock Options	623	685	633	657

Diluted weighted average shares	19,974	18,060	19,949	17,427

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

The following represents the Company’s commitments to extend credit and standby letters of credit:

	For the Period Ended June 30,
	2004	2003
	(Dollars in Thousands)
Commitments to extend credit	$296,104	$262,634
Standby and commercial letters of credit	8,966	5,376

Note F - Loans

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. The following table represents the composition of the Company’s loan portfolio:

	June 30, 2004	December 31, 2003	June 30, 2003
	(Dollars in thousands)
Loans
Commercial and industrial	$132,379	$118,243	$120,771
Real estate construction	348,685	304,046	349,509
Residential mortgage	282,755	269,358	254,249
Real estate - other	795,114	711,209	612,343
Consumer and other	37,602	41,650	46,179

Total loans receivable	1,596,535	1,444,506	1,383,051
Less:
Purchase premium	898	981	(91)
Deferred net loan fees	(3,119)	(2,121)	(136)
Unearned income	(23)	(40)	(62)
Allowance for loan losses	(23,119)	(21,152)	(20,272)

Loans, net	$1,571,172	$1,422,174	$1,362,490

Mortgage loans held for sale	$6,221	$5,671	$6,927

Commercial and industrial	8.29%	8.18%	8.73%
Real estate construction	21.84%	21.05%	25.27%
Residential mortgage	17.71%	18.65%	18.38%
Real estate - other	49.80%	49.25%	44.27%
Consumer and other	2.36%	2.87%	3.35%

Total loans receivable	100.00%	100.00%	100.00%

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except per share data):

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$7,391	$6,384	$14,988	$12,134
Earnings per share - Basic	0.38	0.37	0.78	0.72
Earnings per share - Diluted	0.37	0.35	0.75	0.70
Compensation cost - Fair Value	166	240	317	479
Less: Tax Effect	(56)	(82)	(108)	(163)

Net compensation costs - Fair Value	109	158	209	316
Net Income, Pro-forma	7,282	6,226	14,779	11,818
Earnings per share - Basic	0.38	0.36	0.77	0.70
Earnings per share - Diluted	0.37	0.34	0.74	0.68

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at June 30, 2004 as compared to December 31, 2003 and operating results for the three and six month periods ended June 30, 2004 as compared to the three and six month periods ended June 30, 2003. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Overview

The Company’s total assets increased $175.4 million or 8.90% since December 2003. Federal funds sold decreased $31.1 million primarily due to an increase in loan demand. Loans increased 10.46% or $151.0 million since December 2003, while the investment portfolio increased $26.4 million. Goodwill increased by $7.1 million, as a result of the BMIA acquisition. Total deposits increased by 7.40% or $107.9 million due primarily to an ongoing deposit campaign, use of brokered and national deposits, and seasonal public funds.

Return on average equity for the three and six months ended June 30, 2004 was 13.8% and 14.1% on average equity of $215.1 million and $212.5 million, respectively. This compares to 16.5% and 16.8% on average equity of $154.8 million and $145.4 million for the same periods in 2003. Return on average assets for the three and six months ended June 30, 2004 were 1.41% and 1.47%. This compares to 1.57% and 1.63% for the same periods in 2003.

During the second quarter of 2004 there were several events that occurred that had an impact on the financial statements of the Company:

•	Conversion to a new platform operating system and related write-off of obsolete equipment

•	Elimination of 38 positions

•	Write-off of a contract for ATM / EFT services

Each of the preceding items will be discussed in more detail in the “Results of Operations” included in this report on Form 10-Q.

Operating System Conversion

During the second quarter the Company completed its conversion to a new operating system platform. The conversion was done primarily to replace a number of different independent systems with one fully integrated processing platform. This was done to improve reporting and processing efficiencies.

Preparation for the system conversion has been ongoing for the past two years. During that time the Company has capitalized most of the cost associated with the conversion into projects-in-process on our balance sheet. Other related items were expensed as they were incurred and will not be capitalized. It was also necessary for the Company to write-off the remaining book balance of software and hardware systems that were no longer necessary due to the conversion. The Company expects a $2.7 million increase in fixed assets during 2004 due to the conversion to the new system.

Main Street Banks, Inc.

Selected Financial Data

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousdands except per share data)
RESULTS OF OPERATIONS
Net interest income	$20,219	$18,189	$40,146	$33,264
Net interest income (tax equivalent)	20,488	18,474	40,693	33,838
Provision for loan losses	1,310	1,801	2,871	2,848
Non-interest income	7,419	5,635	15,259	10,911
Non-interest expense	16,134	12,830	31,714	23,938
Net income	7,391	6,384	14,988	12,134

AVERAGE BALANCE SHEET DATA
Loans, net of unearned income	$1,551,258	$1,204,483	$1,511,065	$1,111,852
Investment securities	282,850	262,180	271,852	239,405
Total assets	2,096,734	1,622,600	2,043,147	1,500,477
Deposits	1,547,739	1,252,649	1,506,394	1,190,225
Shareholders’ equity	215,051	154,818	212,461	145,445

PER COMMON SHARE
Earnings per share - Basic	$0.38	$0.37	$0.78	$0.72
Earning per share - Diluted	$0.37	$0.35	$0.75	$0.70
Book value per share at end of period	$10.94	$10.10	$10.94	$10.10
End of period shares outstanding	19,381	18,889	19,381	18,889
Weighted average shares outstanding
Basic	19,351	17,375	19,316	16,770
Diluted	19,974	18,060	19,949	17,427

STOCK PERFORMANCE
Market Price:
Closing	$28.10	$24.94	$28.10	$24.94
High	28.82	25.40	28.82	25.40
Low	25.62	18.48	24.90	18.45
Trading volume	2,010	1,244	3,714	2,507
Cash dividends per share	$0.135	$0.120	$0.270	$0.240
Dividend payout ratio	36.48%	33.95%	35.94%	34.47%
Price to earnings	$18.88	$17.59	$18.65	$17.76
Price to book value	2.57	2.47	2.57	2.47

PERFORMANCE RATIOS
Return on average assets	1.41%	1.57%	1.47%	1.63%
Return on average equity	13.75%	16.49%	14.11%	16.80%
Average loans as percentage of average deposits	100.23%	96.15%	100.31%	93.40%
Net interest margin (tax equivalent)	4.42%	5.01%	4.50%	4.99%
Average equity to average assets	10.26%	9.54%	10.40%	9.69%
Efficiency ratio	58.38%	53.85%	57.24%	54.19%

ASSET QUALITY
Total non-performing assets	8,910	7,134	8,910	7,134
Non-performing assets as a percentage of loans plus foreclosed assets	0.56%	0.52%	0.56%	0.52%
Net annualized charge-offs (recoveries) as a percentage of average loans	0.09%	0.40%	0.14%	0.26%
Reserve for loan losses as a percentage of loans, at end of period	1.45%	1.47%	1.45%	1.47%

Results of Operations for the Three Months Ended June 30, 2004 and 2003

Summary

During the second quarter the Company had several events that effected earnings for the period. These events include an elimination of 38 jobs, sale of investment securities, and the effect of acquisitions.

The Company eliminated 38 positions on June 10, 2004. The Company eliminated these 38 positions mainly due to recent acquisitions and anticipated efficiencies made available with the core system conversion and other productivity initiatives implemented during the quarter. The Bank also reorganized other positions within the Company in order to improve efficiencies. All affected employees were paid through June 30, 2004 including the payment of severance packages and accrued benefits. The effect of the elimination of 38 positions and subsequent payouts increased compensation expense for the second quarter by $332,000.

As part of normal business processes, the Company will, from time to time, sell investment securities available for sale and recognize the associated gain or loss as part of non-interest income. During the second quarter, the Company sold investment securities available for sale totaling $11,686,267 and recognized a gain on the sale of these securities of $490,481. The weighted average coupon rate on the securities sold was 5.721%.

The MSII acquired BMIA on January 1, 2004. During the second quarter the business generated by BMIA increased insurance agency income by $839,842. For the six month period, BMIA has increased insurance agency income by $2.1 million.

Interest Income

Interest income for the three months ended June 30, 2004 was $28.5 million, an increase of $4.4 million, or 18.26% compared to $24.1 million for the same period in 2003. The increase is mainly attributable to the acquisition of First Colony and net loan growth of $211.5 million from June 30, 2003 to June 30, 2004. Interest on federal funds sold decreased due to the Company’s decision to use the funds to purchase investment securities to earn a higher yield. Average earning assets for the three month period increased $386.3 million to $1.9 billion as of June 30, 2004 compared to $1.5 billion as of June 30, 2003. Yield on average earning assets decreased 49 basis points to 6.14% from 6.63% for the quarters ended June 30, 2004 and 2003, respectively.

Interest Expense

Interest expense on deposits and other borrowings for the three months ended June 30, 2004 was $8.3 million, a $2.4 million, or 40.68% increase from June 30, 2003. The increase is mainly attributable to the acquisition of First Colony. While average interest bearing liabilities increased $424.2 million to $1.9 billion for the three months ended June 30, 2004 compared to $1.5 billion for the three months ended June 30, 2003, the yield on average interest bearing liabilities decreased 13 basis points to 1.77% from 1.64% as of June 30, 2004 and 2003, respectively.

Net Interest Income

Net interest income for the three months ended June 30, 2004 increased $2.0 million, or 10.99% to $20.2 million compared to $18.2 million for the same period ending June 30, 2003. The increase was mainly attributable to the Company’s ability to manage the effects of the Federal Reserve’s rate reductions. The Company’s net interest margin decreased to 4.42% for the three months ended June 30, 2004 compared to 4.55% as of June 30, 2003.

Provision for Loan Losses

The provision for loan losses was $1.3 million for the three months ended June 30, 2004 as compared to $1.8 million for the three months ended June 30, 2003. Many of the asset indicators used to determine the adequacy of the loan loss reserve have continued to improve since December of 2003. These indicators include criticized assets, non-performing assets, monthly annualized charge-offs and the over 30 day past due percentage. Overall real estate market conditions in Atlanta appear to be stable to improving and the national economy improved during the quarter. Management believes that the present allowance for loan losses is adequate.

Non-interest Income

Non-interest income was $7.4 million for the three months ended June 30, 2004 an increase of $1.8 million, or 32.14% compared to $5.6 million for the three months ended June 30, 2003. The major components of the increase were insurance agency income and gain on sales of investment securities. Insurance agency income increased $1.2 million, or 100.00% to $2.4 million from $1.2 million for the three months ended June 30, 2004 and 2003, respectively. A gain on sales of investment securities of $549,000 was recognized for the three months ended June 30, 2004, compared to $132,000 for the three month period ended June 30, 2003.

Non-interest Expense

Non-interest expense increased $3.3 million or 25.78% to $16.1 million from $12.8 million for the three months ended June 30, 2004 and 2003, respectively. The increase was largely attributable to the acquisition of First Colony, personnel required to accommodate the Company’s growth over the same period in 2003 and the additional expenses associated with the elimination of 38 positions in June of 2004. Salaries were $7.7 million, an increase of $1.5 million, or 24.19% from the three months ended June 30, 2003. The Company’s efficiency ratio was 58.38% for the three months ended June 30, 2004 compared to 53.85% for the three months ended June 30, 2003.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. For the three months ended June 30, 2004 and 2003, the provision for taxes was $2.8 million. The effective tax rate for the three months ended June 30, 2004 was 27.50% compared to 30.55% for the same period in 2003. The effective tax rate for the three months ending June 30, 2004 is lower than for the same period in 2003 due to a tax refund received in 2004 that has been credited against the income tax expense for 2004.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Interest Income

Interest income for the six months ended June 30, 2004 was $56.2 million, an increase of $10.5 million, or 22.98% compared to $45.7 million for the same period in 2003. The increase is mainly attributable to the acquisition of First Colony and net loan growth of $211.5 million from June 30, 2003 to June 30, 2004. Interest on federal funds sold decreased due to the Company’s decision to use the funds to purchase investment securities to earn a higher yield. Average earning assets for the six month period increased $449.3 million to $1.8 billion as of June 30, 2004 compared to $1.4 billion as of June 30, 2003. Yield on average earning assets decreased 61 basis points to 6.21% from 6.82% for the quarters ended June 30, 2004 and 2003, respectively.

Interest Expense

Interest expense on deposits and other borrowings for the six months ended June 30, 2004 was $16.0 million, a $3.6 million, or 29.03% increase from June 30, 2003. The increase is mainly attributable to the acquisition of First Colony. While average interest bearing liabilities increased $484.6 million to $1.8 billion for the six months ended June 30, 2004 compared to $1.3 billion for the six months ended June 30, 2003, the yield on average interest bearing liabilities decreased 38 basis points to 1.77% from 2.15% as of June 30, 2004 and 2003, respectively.

Net Interest Income

Net interest income for the six months ended June 30, 2004 increased $6.8 million, or 20.42% to $40.1 million compared to $33.3 million for the same period ending June 30, 2003. The increase was mainly attributable to growth in the loan portfolio. The Company’s net interest margin decreased to 4.50% for the six months ended June 30, 2004 compared to 4.99% as of June 30, 2003.

Provision for Loan Losses

The provision for loan losses was $2.9 million for the six months ended June 30, 2004 as compared to $2.8 million for the six months ended June 30, 2003. Many of the asset indicators used to determine the adequacy of the loan loss reserve have continued to improve since December of 2003. These indicators include criticized assets, non-performing assets, monthly annualized charge-offs and the over 30 day past due percentage. Overall real estate market conditions in Atlanta appear to be stable to improving and the national economy improved during the second quarter of 2004. Management believes that the present allowance for loan losses is adequate.

Non-interest Income

Non-interest income was $15.3 million for the six months ended June 30, 2004 an increase of $4.4 million, or 40.37% compared to $10.9 million for the six months ended June 30, 2003. The major components of the increase were insurance agency income, gain on sales of investment securities and mortgage banking income. Insurance agency income increased $2.7 million, or 112.50% to $5.1 million from $2.4 million for the six months ended June 30, 2004 and 2003, respectively. Income from bank owned life insurance increased $0.5 million, or 55.55% to $1.4 million from $0.9 million for the six months ended June 30, 2004 and 2003, respectively. Mortgage banking income increased $0.2 million, or 13.33% to $1.7 million from $1.5 million for the six months ended June 30, 2004 and 2003, respectively. A gain on sales of investment securities of $853,000 was recognized for the six months ended June 30, 2004, compared to $316,000 for the six month period ended June 30, 2003.

Non-interest Expense

Non-interest expense increased $7.8 million or 32.64% to $31.7 million from $23.9 million for the six months ended June 30, 2004 and 2003, respectively. The increase was largely attributable to the acquisition of First Colony, additional personnel required to accommodate the Company’s growth and the additional expenses associated with the elimination of 38 positions in June of 2004. Salaries were $15.7 million, an increase of $3.9 million, or 33.05% from the six months ended June 30, 2003. The Company’s efficiency ratio was 57.24% for the six months ended June 30, 2004 compared to 54.19% for the six months ended June 30, 2003.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. For the six months ended June 30, 2004, the provision for taxes was $5.8 million, an increase of $0.5 million from the $5.3 million provided for in the same period in 2003. The effective tax rate for the six months ended June 30, 2004 was 28.01% compared to 30.22% for the same period in 2003. The effective tax rate for the six months ending June 30, 2004 is lower than for the same period in 2003 to a tax refund received in 2004 that has been credited against the income tax expense for 2004.

Capital

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and the Bank is subject to capital adequacy requirements imposed by the FDIC and the Georgia Department of Banking and Finance.

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

At June 30, 2004, the capital ratios of the Company and the Bank were well capitalized based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of June 30, 2004 to the minimum and well-capitalized regulatory standards:

	Company	Bank	Minimum Required	Well Capitalized
Leverage ratio	7.54%	8.00%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	8.74%	9.14%	4.00%	6.00%
Risk-based capital	10.71%	10.32%	8.00%	10.00%

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

Loans and Allowance for Loan Losses

At June 30, 2004, loans, net of unearned income, were $1.594 billion, an increase of $151.0 million or 10.46% over net loans at December 31, 2003 of $1.443 billion. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state. Residential mortgage and commercial real estate loans increased $97.3 million or 9.92% from December 31, 2003 while real estate construction loans increased $44.7 million or 14.70% over the same period. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

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

The Company’s risk management processes include a loan review program to evaluate the credit risk in the loan portfolio and insure credit grade accuracy. The credit review department is independent of the loan function and reports to the Executive Vice President of Risk Management. Through the loan review process, the Company maintains a classified loan watch list which, along with the delinquency report of loans, serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain financial ratios, uncertain repayment sources, deterioration in underlying collateral values, or poor financial condition which may jeopardize recoverability of the debt. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss, or at least a portion of the loan may require being charged-off. Loans classified as “loss” are those loans that are in the process of being charged-off.

For the six month period ending June 30, 2004, net charge-offs totaled $0.9 million or 0.12% (annualized) of average loans outstanding for the period, net of unearned income, compared to $1.4 million or 0.26 % in net charge-offs for the same period in 2003. The provision for loan losses for the six months ended June 30, 2004 was $2.9 million compared to $2.8 million for the same period in 2003. The allowance for loan losses totaled $23.1 million or 1.45% of total loans, net of unearned income at June 30, 2004, compared to $21.2 million or 1.47% of total loans at December 31, 2003.

The following table presents an analysis of the allowance for loan losses for the six-month periods ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of period	$21,152	$18,841
Provision charged to operating expense	2,871	2,848
Charge-offs:
Commercial, financial and agricultural	513	790
Real estate - construction and land development	273	136
Installment and other consumer	534	667

Total charge-offs	1,320	1,593
Recoveries:
Commercial, financial and agricultural	105	26
Real estate - construction and land development	144	1
Installment and other consumer	167	149

Total recoveries	416	176

Net charge-offs	904	1,417

Balance of allowance for loan losses at end of period	$23,119	$20,272

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

However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company’s management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein. The Company’s management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. Management is not aware of any loans that meet the definition of a troubled debt restructuring as of June 30, 2004. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated costs to sell.

The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property’s value is assessed annually and written down to its fair value less costs to sell.

Non-performing assets decreased by $6.3 million since December 31, 2004. The Bank was able to reduce its non-performing assets during the first two quarters of 2004 through the sale of property securing our largest non-performing loan, refinance of another large non-performing loan by another bank, and the liquidation of collateral obtained through foreclosure. The following table presents information regarding non-performing assets at the dates indicated:

	June 30, 2004	December 31, 2003	June 30, 2003
	(Dollars in thousands)
Non-performing assets
Non-accrual loans	$5,179	$11,548	$6,069
Other real estate and repossessions	3,731	1,940	1,065

Total non-performing assets	$8,910	$13,488	$7,134
Loans past due 90 days or more and still accruing	$3,618	$1,923	$4,241
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income	0.23%	0.13%	0.31%
Ratio of non-performing assets to loans, net of unearned income and other real estate	0.56%	0.95%	0.52%

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

The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies. The Company’s net interest income simulation includes all financial assets and liabilities. This simulation measures both the term risk and basis risk in the Company’s assets and liabilities. Term risk in the result of repricing and maturity timing mismatches. This is caused when the rates of deposits are changed at different times than when the rates of loans and investments change. Basis risk is caused by the differences in the amounts by which interest rates change from one instrument to another. The simulation also captures the option characteristics of products, such as caps and floors on floating rate loans, the right to pre-pay mortgage loans without penalty and the ability of customers to withdraw deposits on demand. These options are modeled through the use of primarily historical customer behavior and statistical analysis. Other interest rate-related risks such as prepayment, basis and option risk are also considered. Simulation results quantify interest risk under various interest rate scenarios. Management then develops and implements appropriate strategies. The Board of Directors regularly reviews the overall rate risk position and asset and liability management strategies.

The Company uses three standard scenarios—rates unchanged, rising rates, and declining rates—in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 100 basis points upward and downward rate shock. The following table illustrates the expected effect a given interest rate shift would have on the fair market value of the Balance Sheet and the annualized projected net interest income of the Company as of June 30, 2004.

Change in Interest Rates	Increase / (Decrease) in FMV of Balance Sheet	Increase / (Decrease) in Net Interest Income
+ 100 basis points	2%	2%
- 100 basis points	-4%	-1%

These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

In fiscal 2004, the Company has continued to face term risk and basis risk. If interest rates rise, net interest income may actually increase if deposit rates lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit rates relative to market rates. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable, which could also create significant risk to net interest income. ALCO’s subcommittee, the pricing committee, meets weekly to establish interest rates on loans and deposits and review interest rate sensitivity and liquidity positions.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Accounting for Derivative Instruments and Hedging Activities (“SFAS 149”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

The Company’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for floating-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate floors designated as cash flow hedges involve the receipt of variable rate amounts over the life of the agreement if the Prime interest rate decreases below a certain rate.

The following chart illustrates the Bank’s derivative positions as of June 30, 2004.

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Received Fixed Prime Swap - amortizing	Apr-02	Apr-05	$20,000,000	4.00%	6.63%	2.63%	$257,136
Received Fixed Prime Swap	Mar-03	Mar-06	$50,000,000	4.00%	5.26%	1.26%	$(548,165)
Received Fixed Prime Swap	Aug-03	Aug-06	$100,000,000	4.00%	5.59%	1.59%	$(1,109,729)

Total Received Fixed Swaps			$170,000,000				$(1,400,758)
Prime based Floor	Jun-03	Jun-05	$100,000,000	3.75%	4.00%	-0.25%	$4

Total Interest Rate Floors			$100,000,000				$4

Total Derivative Positions			$270,000,000				$(1,400,754)

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

Federal funds purchased and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms. During the second quarter of 2004 there were no changes in the Company’s internal control over financial reporting that may have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 5, 2004. The following matters were submitted to a vote of the shareholders:

1)	Proposal One: Elect three Class I Directors of the Company to serve, each for three-year terms expiring at the 2007 Annual Meeting of Shareholders and elect two Class II directors to serve for one-year terms expiring at the 2005 Annual Meeting of Shareholders. The nominees for Class I directors were: Robert R. Fowler III, Samuel B. Hay III and C. Candler Hunt. The nominees for Class II Directors were: T. Ken Driskell and John R. Burgess, Jr. The voting results for each nominee were as follows:

	Shares Voted in Favor	Shares Voted Against	Abstained
Robert R. Fowler III	16,913,524	0	44,598
Samuel B. Hay III	16,913,524	0	44,598
C. Candler Hunt	16,913,524	0	44,598
T. Ken Driskell	16,913,524	0	44,598
John R. Burgess, Sr.	16,913,524	0	44,598

2)	Proposal Two: The ratification of the selection of Ernst & Young LLP as the Company’s independent auditors for 2004. There were 16,916,324 affirmative votes, 33,682 negative votes and 8,116 shares abstained. Ernst & Young was ratified as the independent auditor for 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following are filed with or incorporated by reference into this report

Exhibit No.	Description
3.1	Articles of Incorporation of Main Street Bank, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-78046 on Form S-4) as amended by Certificate of Merger and Name Change (incorporated by reference to Exhibit 3.1 of the December 31, 1996, Form 10-KSB)

3.2	Bylaws of Main Street Bank, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-78046 on Form S-4)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Comments concerning forward looking statements

(b)	Reports on Form 8-K

The Company filed the following Form 8-K’s during the second quarter of 2004:

April 21, 2004	Press release announcing the results of the first quarter of 2004.

May 12, 2004	Press release announcing that Main Street Bank will make a presentation at the SunTrust Robinson Humphrey 33rd Annual Institutional Investor Conference in Atlanta, GA.

June 30, 2004	Press release announcing the date of the Company’s conference call to release the results of the second quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

Date: August 9, 2004	By:	/s/ EDWARD C. MILLIGAN
Edward C. Milligan, Chairman and
Chief Executive Officer

Date: August 9, 2004	By:	/s/ ROBERT D. MCDERMOTT
Robert D. McDermott, Chief Financial Officer