Form 10-K/A
period 2003-12-31
MAIN STREET BANKS INC /NEW/
filed 2004-11-05
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

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

Explanatory Note

This Amendment No. 1 is to the Annual Report of Main Street Banks, Inc. (the “Company”) on Form 10-K/A for the year ended December 31, 2003. This Form 10-K/A has been filed by the Company as a voluntary response to a periodic review by the Securities and Exchange Commission of the Company’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”). This Form 10-K/A speaks as of the date of the original filing, and the Company has not updated the disclosures in this Form 10-K/A to speak as of a later date. Pursuant to Exchange Act Rule 12b-15, new certifications are supplied as Exhibits 31.1, 31.2, 32.1, and 32.2.

The Company’s Balance Sheet, Statement of Income, Statement of Shareholders’ Equity and Statements of Cash Flows have not been restated as a result of this amendment.

MAIN STREET BANKS, INC.

FORM 10-K/A

DECEMBER 31, 2003

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future local and national economic or business and real estate market conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of allowances for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations and personnel as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting rules, policies and practices;

•	changes in technology and/or products – especially those that result in increased costs to us or less benefits to us than we had expected;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events; and

•	other factors and risks described in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our forward-looking statements apply only as of the date of this report or the respective date of the document from which they are incorporated herein by reference. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise

PART I

Item 1. Business

Business Overview

The term “the Company” is used throughout this Annual Report on Form 10-K/A to refer to Main Street Banks, Inc. and its subsidiaries. The term “Parent Company” is used to refer to Main Street Banks, Inc. wherever a distinction between Main Street Banks, Inc. and its subsidiaries aids in the understanding of this Annual Report on Form 10-K/A.

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

The Company’s management has strategically located its branches in high growth markets and has taken advantage of an increase in residential and commercial growth in the northern counties of metropolitan Atlanta, Georgia. The Company primarily lends in markets where it has physical branch locations.

Management seeks to achieve consistent growth within its primary market areas while maintaining a quality loan portfolio with acceptable yields. The Company monitors its lending objectives primarily through its Credit Review committees. The Company’s lending objectives are clearly defined in its Lending Policy, which is reviewed annually and approved by the Board of Directors. New loans for borrowers with total credit exposure exceeding $500,000 require co-approval by officers in the Bank’s Credit Administration Department. New loans with credit exposure exceeding $2,500,000 require additional approval by one or more executive officers of the Bank. New loans with credit exposure exceeding $7,500,000 require prior approval by the Board of Directors, who also reviews specific credit approvals exceeding $5,000,000 made during the prior month.

The Credit Review committee process includes the Executive Review Committee, the Eastern and Western Senior Review Committees, and the Credit Risk Management Committee. The Executive Review Committee is chaired by the President of the Bank and includes officers from the Credit Administration and Credit Review Departments. Executive Review Committee annually reviews credit analysis and financial statements for borrowers with credit relationships exceeding $1,500,000 in exposure. The Eastern and Western Senior Review Committees annually review credit analysis and financial statements for borrowers with credit relationships exceeding $500,000 in total credit exposure up to $1,500,000 in total credit exposure. These committees are chaired by officers from the Credit Administration department and its members include officers from the Credit Review and branch administration areas. These committees also review delinquent loan accounts and overdrawn deposit accounts during the monthly meeting. The Credit Risk Management Committee meets on a quarterly basis and reviews the Bank’s larger adversely graded loans. This committee is chaired by officers from the Bank’s Credit Review Department and includes officers from the Credit Administration and branch administration areas.

Commercial mortgage lending has significantly contributed to the Bank’s loan growth during the past several years. Loans included in this category are for the acquisition or refinancing of commercial buildings, a majority of which are owner-occupied. These loans are underwritten based on our estimates of the borrower’s ability to meet certain minimum debt service requirements and the value of the underlying collateral to meet certain loan to value guidelines. The Bank also seeks security interests in equipment or other business assets of the borrower, as well as personal guaranties.

The Bank also underwrites loans to finance the construction of residential properties, and on a limited basis, commercial properties, which include speculative and pre-sale properties. Speculative construction loans involve a higher degree of risk, as these are made on the basis that a borrower expects to be able to sell the project to a potential buyer after a project is completed. Pre-sale construction loans usually have a pre-qualified buyer under contract before construction is to begin. The major risk for pre-sale loans is completing the project in a timely manner and according to plan specifications. Non-residential construction loans include construction loans for churches, commercial buildings, strip shopping centers, and acquisition and development loans. These loans also carry a higher degree of risk and are subject to clear underwriting guidelines. All construction loans are secured by first liens on real estate and generally have floating interest rates. The Bank conducts periodic inspections either directly or through an agent prior to approval of periodic draws on these loans. Our management focuses on the borrowers’ past experience in completing projects in a timely manner and the borrowers’ financial condition with special emphasis placed on the borrowers’ liquidity ratios. Although construction loans are deemed to be of higher risk, the Bank believes that it can monitor and manage this risk properly.

The Bank also underwrites residential real estate loans. Generally, these loans are owner-occupied and are amortized over a 15 to 20 year period with three to five year maturity or repricing. Typically, a borrower’s debt to income ratio cannot exceed 36% and the loan to appraised value ratio cannot exceed 89.9%.

The Bank also underwrites non real estate related commercial and industrial loans. Generally, these asset based loans are for working capital purposes and are secured by inventory, accounts receivable, or equipment. The Bank’s underwriting standards for this type of lending include requiring the borrower to maintain certain working capital and debt ratios as well as a positive cash flows from operations. Borrowers in this category will generally have a debt service coverage ratio of at least 1.3 to 1.0. The Bank also seeks perfect its security interests in the borrowers inventory, accounts receivable, equipment or other business assets of the borrower, as well as, personal guaranties.

The Bank does not originate and does not currently hold in its portfolio any foreign loans.

The Bank is an active participant in the origination of Small Business Administration (“SBA”) loans. These loans are solicited from the Company’s market areas, and are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio. The portion of loans that are secured by the guaranty of the SBA may from time to time be sold in the secondary market to provide additional liquidity, and to provide a source of fee income.

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

In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. The Bank sells fixed-rate and variable-rate residential mortgage loans in the secondary market through an arrangement with several investors. This program allows the Bank to offer more attractive rates in its highly competitive market. Mortgage banking activity is conducted only in the Bank’s market area. The Bank does not service those loans sold in the secondary market. Income from these activities varies from period to period with the volume and type of loans made.

The Bank charges loan origination fees which are calculated as a percentage of the amount loaned. The fees received in connection with the origination of conventional, single-family, residential real estate loans have generally amounted to two to three points (one point being equivalent to 1% of the principal amount of the loan). In addition, the Bank typically receives fees of one or two points in connection with the origination of conventional, multi-family residential loans and commercial real estate loans. Loan fees and certain direct loan costs are deferred, and the net fee or cost is amortized into income using the interest method over the expected life of the loan.

Bank regulators require insured depository institutions to use a classification system for monitoring their problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection of principal in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the above categories, but which possess some weakness, are required to be designated “special mention” by management.

When an insured depository institution classifies problem assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. The Bank’s determination as to the classification of its assets and the amount of its allowances is subject to review by its federal and state regulators, which may require the establishment of additional loss allowances.

Allowance for loan Losses. The provision for loan losses is the annual cost of providing an allowance or reserve for estimated losses on loans. The amount for each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral and general economic and market factors.

Management monitors the entire loan portfolio in an effort to identify problem loans and risks in the portfolio on a timely basis, and to maintain appropriate allowance for estimated losses on loans. Loan review procedures, including loan grading, periodic credit rescoring and trend analysis of loan portfolio performance, are utilized by the Company’s Credit Review Department in the process. Management’s involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally by the Credit Review Department. Such internal review procedures are quantified in periodic reports to senior management and to the Board of Directors and are used in determining whether such loans represent probable loss to the Company. Our regulators also review our credit quality and may classify credits differently from us.

The allowance for loan losses is established by risk group as follows:

•	Large classified loans, nonaccrual loans and loans that we believe are impaired are evaluated individually with specific reserves allocated based on management’s review.

•	The remainder of the portfolio is allocated a portion of the allowance based on past loss experience and our adjustments as to the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Company’s historical loan loss experience in each loan category, although a higher allocation weight may be used if current conditions indicate that loan losses may exceed historical experience.

Investment Securities – The Bank must maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management. Our regulators also review our liquidity. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used for loans and other activities. Current regulatory and accounting guidelines regarding securities (including mortgage backed securities) require us to categorize securities as “held to maturity,” “available for sale” or “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at fair value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. Securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

The changes in fair value in our available for sale portfolio reflect market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio.

The Bank’s investment portfolio policy authorizes investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities and collateralized mortgage obligations, (v) certificates of deposit, (vi) investment grade corporate bonds and commercial paper, (vii) mutual funds; and (viii) trust preferred securities. The Board of Directors may authorize additional investments, however all investments at December 31, 2003 were within the existing authorized categories.

As a source of liquidity and to supplement its lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings by the Bank and, through repayments, as a source of liquidity. Mortgage-backed securities represent an interest in a pool of residential or other types of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally governmental sponsored entities or “GSE”) that pool and repackage the loans in the form of securities, to investors, like us. The GSEs, which include GinnieMae, FreddieMac, and FannieMae, may guarantee the payment of principal and interest to investors.

Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the holders of the mortgage-backed securities. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The Bank also invests in mortgage-related securities, primarily collateralized mortgage obligations or “CMOs”, issued or sponsored by GinnieMae, FreddieMac, and FannieMae, and can invest in private issuers as well. Investments in private issuer collateralized mortgage obligations can be made because these issues generally are higher yielding than agency sponsored collateralized mortgage obligations with similar average life and payment characteristics. All such investments must be rated at least A1/ A+. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligations securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass- through mortgage backed securities where cash flows are distributed pro rata to all security holders. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. We invest only in investment grade tranches of CMOs with investment ratings of at least A1 / A+ (Moody’s / S&P).

The Bank’s investments also include certain other investments. These investments are recorded at cost, which approximates market value. These other approved investments include Federal Home Loan Bank of Atlanta or “FHLB” stock. The Bank also participates in Community Reinvestment Act (CRA) qualified investments of high quality and limited risk that benefit our communities and promote our compliance with that Act.

Deposits. The Company offers a full range of depository accounts and services to both individuals and businesses. These deposit accounts have a wide range of interest rates and terms and consist of demand, savings, money market and time accounts.

The Bank’s current savings deposit products include passbook savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts and certificates of deposit. Terms on interest-bearing deposit accounts range from three months to ten years. Included among these savings deposit products are Individual Retirement Account (“IRA”) certificates and Keogh Plan retirement certificates (collectively “retirement accounts”). The Bank offers preferred rates for certificates of deposit in denominations of $100,000 or more at terms ranging from one month to five years.

The principal methods used by the Bank to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates and convenient office locations and service hours.

In recent years, the Bank has been required by market conditions to rely increasingly on different types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank’s primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like many financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting IRA retirement accounts which have provided the Bank with a relatively stable source of longer-term funds.

The Bank attempts to control the flow of savings deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates paid by competing institutions. In this regard, the senior officers of the Bank meet weekly to determine the interest rates which the Bank will offer to the general public in our various markets.

Rates established by the Bank are also affected by the amount of funds needed by the Bank on both a short-term and long-term basis, alternative sources of funds and the projected level of interest rates in the future. The ability of the Bank to attract and maintain savings deposits and the Bank’s cost of funds have been, and will continue to be, significantly affected by economic and competitive conditions.

Brokered deposits are deposits obtained by the Company utilizing an outside broker that is typically paid a fee. The Company will utilize brokered deposits to obtain deposits with maturities and options that assist with the management of various balance sheet interest rate risks. These deposits typically have a higher interest rate than deposits obtained locally, but provide other benefits such as:

•	Obtaining deposits not available in the Company’s market area.

•	Targeting a specific maturity and preferred dollar amount outside the Company’s marketing area without being required to offer it to all of the Company’s current depositors, in an effort to decrease the overall cost of deposits to the Company and increasing the likelihood that the desired deposit maturities are obtained.

•	Issuing long-term CDs with continuous call options outside the Company’s market area. This allows us to obtain the options it desires to manage the balance sheet without running the risk of creating bad will with its local depositors by calling CDs when rates decline and depositors want to retain the high yield on their CD.

•	Reducing the operating costs the Company incurs issuing CDs in its local market area.

Brokered CDs will be set up on the Company’s core processing system; however, normal retail documentation will not be required on these deposits. Our goal is to limit total issuance of brokered deposits to not more than 10% of deposits in aggregate. Brokered deposits through any one Broker should not exceed 2% of assets. Brokered deposits were $46.4 million at December 31, 2003, or 3.18% of total deposits, and 2.35% of total assets.

National deposits are obtained from banks, savings & loans and credit unions by advertising our CD rates on the Internet. These are to be treated similarly to retail CDs with the same documentation. National deposits should not exceed 15% of assets. National CDs will be done in small denominations, usually $99,000, and are obtained from a wide variety of depositors. Internet deposits were $84.8 million at December 31, 2003, or 5.81% of total deposits, and 4.3% of total assets.

Other Funding Sources: The Bank is eligible to obtain advances from the FHLB upon the security of the FHLB common stock the Bank owns, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand our lending base on a long-term basis, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities.

The Bank also, from time to time, enters into sales of securities under agreements to repurchase. Such reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition.

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

Government Monetary Fiscal Policy

The Company is affected by the credit policies of monetary authorities including the Board of Governors of the Federal Reserve System (“Federal Reserve”). An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in United States Government securities, changes in the discount rate, reserve requirements on member bank deposits and funds availability regulations. These instruments are used in varying combinations to influence the overall growth of bank loans, investments and deposits and may also affect interest rate charges on loans or paid on deposits.

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

Supervision and Regulation

Supervision, regulation and examination of the Company, the Bank and their subsidiaries are intended primarily for the protection of depositors rather than holders of Company securities. The Company is a financial holding company registered with the Federal Reserve and the Georgia Department of Banking and Finance under the Bank Holding Company Act of 1956 (“BHC Act”) as amended, the “Holding Company Act” and the Georgia Bank Holding Company Act, respectively. As a result, it is subject to the supervision, examination and reporting requirements of these acts and the regulations of the Federal Reserve and the Georgia Department of Banking and Finance issued under these acts. To remain as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well capitalized and well managed and has a rating of “satisfactory” or better under the Community Reinvestment Act of 1977 (“CRA”).

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

Item 3. Legal Proceedings

Neither the Company nor any of its subsidiaries are a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Company. To our knowledge, no such material proceedings were contemplated or threatened against us or its subsidiaries. From time to time, the Company and its subsidiaries are parties to legal proceedings in the ordinary course of business to enforce its security interest. Management, after consultation with legal counsel, does not anticipate that current litigation will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

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

Recent sales of unregistered securities. On January 9, 2004 the Company acquired substantially all of the assets of BMIA. As consideration for this acquisition, the Company issued 271,109 shares of its common stock to the shareholders of BMIA in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. These shares are the subject of an effective registration statement on Form S-3.

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

Item 6. Selected Financial Data

The following table sets forth selected financial data for the last five years. The acquisitions of First Colony Bancshares, Inc. on May 22, 2003 and First National Bank of Johns Creek on December 11, 2002 have significantly affected the comparability of Selected Financial Data. Specifically, since these acquisitions were accounted for using the purchase method, the assets of the acquired institutions were recorded at their fair values and the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for these businesses have been included in the Company’s results since the date these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these businesses have been included in the Company’s results since the date these acquisitions were completed. Discussions of these acquisitions can be found in the Business Combinations section of Part 1, Item 1. Business and in Note B – Acquisitions in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K/A.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars and shares in Thousands except per share data)
EARNINGS
Interest income	$98,834	$79,189	$84,752	$85,635	$68,452
Interest expense	27,465	24,891	35,222	37,399	26,414
Net interest income	71,369	54,298	49,530	48,236	42,038
Non-interest income	24,344	19,078	14,112	10,676	10,448
Non-interest expense	52,943	39,873	39,342	35,041	32,262
Net income	26,699	20,471	14,347	13,925	12,093
SELECTED AVERAGE BALANCES
Assets	$1,704,212	$1,194,583	$1,063,215	$980,641	$840,028
Earning assets	1,525,504	1,101,286	990,358	914,113	770,057
Loans	1,259,640	857,184	775,236	713,862	614,381
Total deposits	1,313,888	966,238	896,804	828,794	715,830
Shareholders’ equity	168,496	111,579	99,951	83,578	76,875
Common shares outstanding - diluted	18,556	16,186	16,111	15,804	15,784
YEAR-END BALANCES
Assets	$1,971,765	$1,381,990	$1,110,168	$1,070,575	$907,138
Earning assets	1,759,669	1,259,942	1,016,163	999,907	841,487
Loans	1,443,326	982,486	811,446	735,963	668,447
Total deposits	1,458,403	1,128,928	908,181	885,910	754,254
Long-term obligations *	260,605	55,155	75,121	52,128	49,143
Shareholders’ equity	200,543	131,657	105,121	93,774	80,054
Common shares outstanding	18,981	16,242	15,699	15,534	15,445
PER COMMON SHARE
Earnings per share - basic	$1.49	$1.30	$0.92	$0.90	$0.78
Earnings per share - diluted	1.44	1.26	0.89	0.88	0.77
Book value	10.50	8.11	6.70	6.04	5.18
Cash dividend paid	0.48	0.42	0.36	0.24	0.16
FINANCIAL RATIOS
Return on average assets	1.57%	1.71%	1.35%	1.42%	1.44%
Return on average equity	15.80%	18.3%	14.40%	16.70%	15.70%
Average equity to average assets	9.89%	9.02%	9.40%	8.52%	9.15%
Dividend payout ratio	33.36%	33.21%	32.70%	24.90%	20.90%
Price to earnings	18.43	15.18	18.40	14.10	15.70
Price to book value	2.53	2.29	2.45	2.06	2.33
NON-FINANCIAL
Employees	541	459	392	404	406
Banking offices	25	23	21	23	23

*	Long-term obligations include Federal Home Loan Bank advances and Trust Preferred Securities. Discussions of Borrowings can be found in Note I – Borrowings section of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K/A.

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

Executive Overview

The year ended December 31, 2003 was both an exciting and challenging year for Main Street Banks, Inc. The company experienced tremendous growth and change during the year. The year began with the successful integration of the John’s Creek acquisition which closed on December 11, 2002. That event was followed by the successful acquisition and conversion of First Colony Bancshares.

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

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. A summary of our significant accounting policies is included in Note A to Notes to our Consolidated Financial Statements. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities and the results of operations, and the Company considers these to be critical accounting policies. The following are the accounting policies that management believes are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments. The estimates and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

Allowance for Loan Losses: An allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses inherent in the loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers, among other matters, the fair market value or the estimated net realizable value of the underlying collateral, management’s estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions or reductions be made to the allowance for loan losses based on their judgments and estimates. Historically, our estimates of the level of allowance for loan losses required have been appropriate and have not required significant revision, and we expect that trend to continue.

Income Taxes: The calculation of the Company’s income tax provision requires the use of estimates and judgments in its determination. As part of the Company’s evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position. Historically, our estimates of income tax expense have been appropriate and have not required significant revision, and we expect that trend to continue.

Goodwill: In our financial statements, we have recorded $96.2 million of goodwill and other intangible assets, which represents the amount by which the price we paid for acquired businesses exceeds the fair value of tangible assets acquired plus the liabilities assumed. The determination of whether these assets are impaired involved significant judgments based upon management’s short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to sustain or increase business. Changes in strategy and/or market conditions may result in changes to recorded asset balances. On at least an annual basis, the Company conducts an evaluation to assess whether the fair value of our recorded goodwill and other intangible assets exceeds the aggregate carrying value of these assets. As long as the aggregate fair value exceeds the aggregate carrying value, no impairment is recognized in our financial statements. For the year ended December 31, 2003, management determined that there was no impairment of goodwill or intangible assets.

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

	For the Year Ended December 31,
	2003			2002			2001
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in Thousands)
Interest Earning Assets
Loans, net of unearned income1 2	$1,259,640	$87,852	6.97%	$857,184	$68,363	8.00%	$775,236	$73,233	9.47%
Mortgage loans held for sale	5,365	320	5.96%	5,106	294	5.76%	4,989	327	6.55%
Investment securities:
Taxable	204,775	8,816	4.31%	151,411	8,099	5.35%	117,385	7,517	6.40%
Non-taxable[3]	39,265	2,532	6.45%	36,694	2,503	6.82%	27,160	1,964	7.23%
Interest bearing deposits	1,199	29	2.42%	2,330	59	2.53%	3,482	142	4.08%
Federal Funds sold	15,260	146	0.96%	48,561	722	1.49%	62,106	2,237	3.60%

Total interest earning assets	$1,525,504	$99,695	6.54%	$1,101,286	$80,040	7.27%	$990,358	$85,420	8.63%
Non-interest earning:
Cash and due from banks	34,163			31,338			40,590
Allowance for loan losses	(18,397)			(12,618)			(11,496)
Premises and equipment	38,265			27,240			25,525
Other real estate owned	1,425			1,656			1,278
Goodwill and other intangible assets	62,221			1,471
Other assets	61,031			44,210			16,960

Total assets	$1,704,212			$1,194,583			$1,063,215

Interest Bearing Liabilities
Demand and money market deposits	$424,579	$5,735	1.35%	$254,927	$3,042	1.19%	$222,644	$4,086	1.84%
Savings deposits	47,905	349	0.73%	46,618	421	0.90%	43,650	800	1.83%
Time deposits	640,246	16,072	2.51%	490,746	18,692	3.81%	477,922	27,753	5.81%
FHLB advances	130,833	2,270	1.74%	68,925	1,316	1.91%	52,390	2,328	4.44%
Federal Funds purchased and other borrowings	44,876	1,586	3.53%	40,327	1,389	3.44%	5,300	255	4.81%
Trust preferred securities	31,783	1,453	4.57%	458	31	6.69%	—	—	0.00%

Total interest bearing liabilities	$1,320,222	$27,465	2.08%	$902,001	$24,891	2.76%	$801,906	$35,222	4.39%
Non-interest bearing:
Demand deposits	201,158			173,947			152,588
Other liabilities	14,336			7,056			8,770

Total liabilities	$1,535,716			$1,083,004			$963,264

Shareholders’ equity	168,496			111,579			99,951

Total liabilities and shareholders’ equity	$1,704,212			$1,194,583			$1,063,215

Interest rate spread
Net interest income and margin[4]		$72,230	4.73%		$55,149	5.01%		$50,198	5.07%

(1)	Fee income related to loans of $9,078, $6,182 and $4,819 for the years ended December 31, 2003, 2002, and 2001, respectively, is included in interest income.

(2)	Non-accrual loans of $11,548, $3,356, and $1,415 at December 31, 2003, 2002 and 2001, respectively, are included in the average loan balances.

(3)	To make pre-tax income and resultant yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.

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

Net Interest Income: Net interest income for 2003 was $71.4 million compared to $54.3 million in 2002, an increase of 31.4% or $17.1 million. The increase in net interest income was largely the result of overall balance sheet growth and the corresponding increase in average interest earning assets, which grew 38.5% over the December 31, 2002 level. Growth in average loans of $402.5 million or 47.0% provided the bulk of the increase in earning assets and contributed most significantly to the growth in net interest income. In a steadily declining interest rate environment, yields on earning assets declined throughout the year. Interest on earning assets yielded 6.54% in 2003 versus 7.29% in 2002, a 75 basis point decrease. The cost of interest bearing liabilities decreased 68 basis points from 2.76% to 2.08% for the comparable period. Other investment income increased to $507,372 at December 31, 2003 compared to $223,596 for the same period in 2002, an increase of 126.9% or $283,776. This increase is mainly attributable to the Bank’s increased investment in FHLB capital stock of $7.5 million done in order to increase borrowings capacity from the FHLB. In addition, we made a CRA investment in Senior Housing Crime Prevention Foundation Preferred Stock of $8.4 million.

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

	2003 vs 2002			2002 vs 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest income on:
Loans	$32,463	(12,974)	$19,489	$7,596	(12,466)	$(4,870)
Mortgage loans held for sale	15	11	26	7	(40)	(33)
Investment securities:
Taxable	3,354	(2,637)	717	1,781	(1,199)	582
Non-taxable (1)	974	(945)	29	873	(334)	539
Interest-bearing deposits	(29)	(1)	(30)	61	(144)	(83)
Federal Funds sold	(495)	(81)	(576)	(420)	(1,095)	(1,515)

Total increase (decrease) in interest income	$36,282	(16,627)	$19,655	$9,898	(15,278)	$(5,380)
Interest expense on:
Demand deposits	$2,014	679	$2,693	$678	(1,722)	$(1,044)
Savings deposits	9	(81)	(72)	54	(433)	(379)
Time deposits	5,703	(8,323)	(2,620)	733	(9,794)	(9,061)
FHLB advances	1,176	(222)	954	735	(1,747)	(1,012)
Federal funds purchased and other borrowings	1,767	(1,570)	197	1,129	5	1,134
Trust preferred securities	2,096	(674)	1,422	—	31	31

Total increase (decrease) in interest expense	12,765	(10,191)	2,574	3,329	(13,660)	(10,331)

Increase (decrease) in net interest income	$23,517	$(6,436)	$17,081	$6,569	$(1,618)	$4,951

[1]	To make pre-tax income and resultant yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.

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

The following table presents the major categories of non-interest income:

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Service charges on deposit accounts	$7,760	$7,019	$5,993
Insurance agency income	4,857	3,930	2,677
Mortgage banking income	3,342	2,576	2,130
Income on BOLI	2,170	1,828	—
Other non-interest income	1,953	1,185	734
Gain on sales of SBA loans	1,725	736	689
Other customer service fees	1,544	1,313	1,369
Net realized gains (losses) on securities	730	130	138
Investment agency commissions	263	361	382

Total non-interest income	$24,344	$19,078	$14,112

The following table represents the composition of mortgage banking income:

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Mortgage banking income
Origination Fees	$1,186	$1,077	$958
Gain on mortgage sales	1,127	884	685
Non-conforming origination fees	541	84	107
Processing Fees	228	292	262
Underwriting fees	122	112	—
Document Preparation	104	127	118
Tax service fee	34	—	—
Gain / (Loss), net	—	—	—

Total mortgage banking income	$3,342	$2,576	$2,130

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

The contractual maturity ranges of the commercial and industrial, commercial real estate and real estate-construction portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2003 are summarized as follows:

	One Year or Less	One Year Through Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial and industrial	$47,890	$54,406	$15,947	$118,243
Commercial real estate	380,824	280,246	50,139	711,209
Real estate - construction	281,622	20,814	1,610	304,046

Total	$710,336	$355,466	$67,696	$1,133,498
Loans with a predetermined interest rate	$315,975	$173,119	$43,158	$532,252
Loans with a floating interest rate	394,361	182,347	24,538	601,246

Total	$710,336	$355,466	$67,696	$1,133,498

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

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Treasury securities	$—	0.00%	$8,404	3.04%	$—	0.00%	$—	0.00%	$8,404
U.S. Government agencies and corporations	20,400	4.44%	54,488	4.07%	—	0.00%	—	0.00%	74,888
Mortgage-backed securities	1,855	5.18%	127,879	4.19%	1,951	4.25%	—	0.00%	131,685
State and political subdivisions	3,207	5.71%	17,056	5.59%	12,915	6.52%	10,025	6.43%	43,203

Total	$25,462	0.00%	$207,827	0.00%	$14,866	0.00%	$10,025	0.00%	$258,180

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

Deposits

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of demand, savings, money market, and time accounts. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits. Brokered and Internet time deposits at December 31, 2003 were $131.2 million compared to $78.3 million at December 31, 2002. The Bank uses brokered and internet time deposits as additional sources of funds to provide for the funding needs of the bank. Brokered and internet time deposits comprised 9.0% and 6.94% of our total deposits and 6.65% and 5.67% of our total assets at December 31, 2003 and 2002, respectively. The Bank’s lending and investing activities are funded principally by deposits, approximately 52.2% of which are demand, money market and savings deposits. Deposits at December 31, 2003 were $1.458 billion, an increase of $329.5 million or 29.2% from $1.129 billion at December 31, 2002. Non-interest-bearing deposits were $228.6 million at December 31, 2003, an increase of $44.5 million, or 24.2% from $184.1 million at December 31, 2002. Certificates of deposit were $697.2 million at December 31, 2003, an increase of $129.9 million, or 22.9% from $567.3 million at December 31, 2002. The merger with First Colony accounted for a portion of this growth contributing $104.9 million in demand and money market accounts, and $177.3 million in time deposits. The remainder of the deposit growth was due to internal growth. Due to the increase in the Bank’s lending activities during 2002 and 2003, the Bank has increased its participation in brokered and internet time deposits.

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

The Company is exposed to credit loss in the event of nonperformance by the customer on financial instruments. The Company uses its normal credit policies in granting loan commitments and issuing standby letters of credit.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, land, plant and equipment, residential real estate, and income-producing commercial properties on those commitments for which collateral is deemed necessary, as well as personal guaranties.

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

The allowance for loan losses is established by risk group as follows:

•	Large classified loans, nonaccrual loans and loans considered impaired are evaluated individually with specific reserves allocated based on management’s review.

•	The remainder of the portfolio is allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan category. Allocation weights are assigned based on the Company’s historical loan loss experience in each loan category, although a higher allocation weight may be used if current conditions indicate that loan losses may exceed historical experience.

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current economic conditions. The Company’s level of non-performing assets increased as of December 31, 2003. The increase was due primarily to approximately 5 relationships. Because these relationships were well secured, they required small specific reserves at the time they were moved to a criticized status. Therefore, there was no significant change to the level of the allowance for loan losses. While the level of non-performing assets had increased as of December 31, 2003, management anticipates that they will return to historical levels. Otherwise, management does not believe these factors have significantly changed over the periods presented. Historically, we believe our estimates of the level of allowance for loan losses required have been appropriate and our expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.

The following represents the allocation of the loan loss allowance by loan category:

	Year ended December 31,
	2003		2002		2001		2000		1999
	Allowance	% *	Allowance	% *	Allowance	% *	Allowance	% *	Allowance	% *
	(Dollars in Thousands)
Commercial and industrial	$1,732	8.19%	$1,540	10.56%	$1,012	8.42%	$1,449	13.29%	$1,101	11.30%
Real estate - construction	4,457	21.07%	3,528	24.18%	2,548	21.20%	2,200	20.17%	1,843	18.91%
Real estate - residential mortgage	3,947	18.66%	2,946	20.19%	2,254	18.76%	2,412	22.11%	2,185	22.42%
Commercial real estate	10,424	49.28%	6,007	41.17%	5,420	45.10%	3,905	35.80%	3,636	37.32%
Consumer and other	592	2.80%	568	3.89%	783	6.52%	941	8.63%	979	10.05%

Allowance for loan losses	$21,152	100.00%	$14,589	100.00%	$12,017	100.00%	$10,907	100.00%	$9,744	100.00%

*	Percentage of respective loan types to total loans.

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

With the acquisition of First Colony and First National Bank of Johns Creek, the Bank acquired total loans of $283.7 million and $92.7 million, respectively, with related allowances for loan losses of $4.2 million and $1.5 million, respectively. There were no purchase accounting adjustments made to the allowance related to these acquisitions.

The following table presents an analysis of the allowance for loan losses and other related data:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Average loans outstanding (net of unearned income)	$1,259,640	$857,184	$775,236	$713,862	$614,381
Total loans, net of unearned income at year end	1,443,326	982,486	811,446	735,963	668,447
Allowance for loan losses at beginning of year	14,589	12,017	10,907	9,744	8,588
Provision for loan losses	5,235	4,003	2,452	2,184	1,795
Charge-offs
Commercial and industrial	(1,970)	(1,547)	(329)	(330)	(352)
Real estate construction	(27)	(95)	(11)	(344)	(10)
Real estate mortgage	(243)	(291)	(363)	(110)	(26)
Real estate other	(50)	—	(25)	(38)	(38)
Consumer	(1,070)	(1,216)	(957)	(553)	(587)

Total charge-offs	(3,360)	(3,149)	(1,685)	(1,375)	(1,013)
Recoveries
Commercial and industrial	102	19	80	48	47
Real estate construction	—	—	—	—	—
Real estate mortgage	52	5	23	29	30
Real estate other	—	—	—	66	41
Consumer	261	219	240	211	256

Total recoveries	415	243	343	354	374
Net charge-offs	(2,945)	(2,906)	(1,342)	(1,021)	(639)
Additional allowance from acquisitions	4,273	1,475	—	—	—

Allowance for loan losses at end of period	$21,152	$14,589	$12,017	$10,907	$9,744

Ratio of allowance to end-of-year loans	1.47%	1.48%	1.48%	1.48%	1.46%
Ratio of net charge-offs to average loans	0.23%	0.34%	0.17%	0.14%	0.10%
Ratio of allowance to end-of-period non-performing loans	157.93%	434.71%	849.26%	971.24%	557.76%

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

However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company’s management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein. The Company’s management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. The Company had non-performing assets of $13.5 million, $4.2 million, and $2.7 million as of December 31, 2003, 2002, and 2001, respectively. For 2003, 2002 and 2001, the gross amount of interest income that would have been recorded on non-performing loans, if all such loans had been accruing interest at the original contract rate, was approximately $286,706, $217,272, and $63,421, respectively. The Company did not have any loans that were “troubled debt restructurings” as defined by SFAS No. 15. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated costs to sell.

The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property’s value is assessed annually and written down to its fair value less costs to sell.

The following table presents information regarding non-performing assets at the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Non-performing assets
Non-accrual loans
Commercial and industrial	$2,821	$1,254	$336	$449	$524
Real estate construction	2,281	120	355	—	105
Real estate mortgage	1,944	507	269	171	280
Real estate other	4,435	492	366	254	402
Consumer and other	67	983	89	249	437
Other real estate and repossessions	1,940	873	1,309	2,141	984

Total non-performing assets	$13,488	$4,229	$2,724	$3,264	$2,731
Loans past due 90 days or more and still accruing	$1,923	$1,186	$3,000	$1,735	$426
Ratio of past due 90 days or more loans to loans net of unearned income	0.13%	0.12%	0.37%	0.24%	0.06%
Ratio of non-performing assets to loans, net of unearned income and other real estate	0.95%	0.43%	0.34%	0.44%	0.41%

The Company had no potential problem loans at September 30, 2004, December 31, 2003 and September 30, 2003. Potential problem loans are loans where known information about possible credit problems of borrowers has caused the Company’s management to have serious doubts as to the related borrowers’ ability to comply with present loan repayment terms and which may result in such loans becoming nonaccrual, past due or restructured loans.

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

Interest rate swaps are currently utilized by the Company to hedge the interest rate risk associated with pools of loans that bear interest based upon the prime rate. The interest rate swaps synthetically convert the floating interest rate payments received on pools of assets bearing interest based upon the prime rates to fixed interest receipts. The Company assesses hedge effectiveness and measures hedge ineffectiveness on a quarterly basis for each hedging relationship. The Company performs its effectiveness testing by comparing the present value of the cumulative change in the variable interest payments on each swap to the present value of the cumulative change in the overall variable receipts on the underlying loans since the inception of the hedge. Hedge ineffectiveness is recognized to the extent that the cumulative change on the swap exceeds the cumulative change on the hedged variable interest receipts on the loans. If the ratio of the cumulative changes in the variable interest payments on a swap to the cumulative changes in the variable receipts on the underlying loans is outside of the range of 80% to 125%, the Company considers the hedging relationship to no longer be highly effective and would dedesignate the interest rate swap from its hedging relationship. Subsequent changes in the value of the derivative would be remeasured directly through earnings.

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

See accompanying Notes to Consolidated Financial Statements

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
	2003	2002	2001
INTEREST INCOME
Loans, including fees	$88,172,417	$68,657,109	$73,560,370
Investment securities:
Taxable	8,308,730	7,874,718	7,220,786
Non-taxable	1,671,247	1,652,088	1,296,363
Federal Funds sold and other short-term investments	145,920	722,341	2,236,448
Interest-bearing deposits in banks	28,680	59,032	142,320
Other investments	507,372	223,596	295,733

TOTAL INTEREST INCOME	98,834,366	79,188,884	84,752,020
INTEREST EXPENSE
Interest-bearing demand and money market	5,735,210	3,042,186	4,086,044
Savings	348,502	421,288	800,242
Time deposits of $100,000 or more	6,892,605	6,535,736	9,062,793
Other time deposits	9,179,443	12,156,678	18,689,736
Federal Funds purchased	76,190	86,204	189,495
Federal Home Loan Bank advances	2,269,583	1,315,891	2,328,041
Trust preferred securities	1,452,606	30,638	—
Other interest expense	1,510,516	1,302,104	65,676

TOTAL INTEREST EXPENSE	27,464,655	24,890,725	35,222,027

Net interest income	71,369,711	54,298,159	49,529,993
Provision for loan losses	5,235,000	4,003,000	2,452,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	66,134,711	50,295,159	47,077,993
NON-INTEREST INCOME
Service charges on deposit accounts	7,760,184	7,018,598	5,993,263
Other customer service fees	1,544,385	1,313,196	1,369,011
Mortgage banking income	3,341,846	2,576,023	2,130,011
Investment agency commissions	263,477	361,453	381,854
Insurance agency income	4,856,983	3,929,643	2,677,348
Income from SBA lending	1,724,914	735,518	688,768
Income on bank owned life insurance	2,170,458	1,827,755	—
Other income	856,325	1,210,123	723,009
Gain (loss) on sales of premises and equipment	1,095,099	(24,984)	10,238
Investment securities gains	730,120	130,310	138,055

TOTAL NON-INTEREST INCOME	24,343,791	19,077,635	14,111,557
NON-INTEREST EXPENSE
Salaries and other compensation	25,573,962	19,910,896	16,930,153
Employee benefits	4,749,508	3,247,391	2,699,905
Net occupancy and equipment expense	6,660,869	4,710,229	4,882,634
Data processing fees	1,683,825	1,147,255	706,023
Professional services	2,149,893	1,264,880	1,032,249
Communications & supplies	3,736,304	2,816,856	2,447,400
Marketing expense	1,079,781	868,837	851,387
Regulatory agency assessments	322,266	262,732	249,540
Merger expense	—	—	3,303,475
Amortization of intangible assets	364,498	180,150	239,667
Other expense	6,621,640	5,464,262	5,999,811

TOTAL NON-INTEREST EXPENSE	52,942,546	39,873,488	39,342,244

Income before income taxes	37,535,956	29,499,306	21,847,306
Income tax expense	10,836,627	9,028,608	7,500,130

NET INCOME	$26,699,329	$20,470,698	$14,347,176

Basic net income available to shareholders per share	$1.49	$1.30	$0.92
Diluted net income available to shareholders per share	$1.44	$1.26	$0.89
Weighted average shares - basic	17,875,246	15,706,176	15,639,610
Weighted average shares - diluted	18,556,383	16,186,149	16,110,970

See accompanying Notes to Consolidated Financial Statements

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2001	15,534,159	$31,522,786	169,082	$(1,033,875)	$63,347,204	$(61,853)	$93,774,262
Net Income					14,347,176		14,347,176
Net change in unrealized gains net of tax expense of $609,076						1,791,401	1,791,401
Common dividends paid					(5,808,235)		(5,808,235)
Exercise of stock options	126,595	580,629					580,629
Restricted stock award plan	43,780	328,350					328,350
Restricted stock forfeited	(5,333)	(24,341)					(24,341)
Tax benefit from exercise of stock options					132,110		132,110

BALANCE AT DECEMBER 31, 2001	15,699,201	32,407,424	169,082	(1,033,875)	72,018,255	1,729,548	105,121,352
Net Income					20,470,698		20,470,698
Net change in unrealized gains net of tax expense of $1,505,367						2,922,184	2,922,184
Net change in fair value of derivative instruments net of tax expense of $468,511						909,464	909,464
Common stock issued for acquisition	647,510	13,260,798					13,260,798
Treasury stock purchased	(295,000)		295,000	(5,824,577)			(5,824,577)
Common dividends paid					(6,601,057)		(6,601,057)
Exercise of stock options	67,500	336,750					336,750
Restricted stock award plan	127,125	930,274					930,274
Restricted stock forfeited	(3,838)	(23,078)					(23,078)
Tax benefit from exercise of stock options					154,061		154,061

BALANCE AT DECEMBER 31, 2002	16,242,498	46,912,168	464,082	(6,858,452)	86,041,957	5,561,196	131,656,869
Net Income					26,699,329		26,699,329
Net change in unrealized gains net of tax expense of $(884,929)						(1,717,803)	(1,717,803)
Net change in fair value of derivative instruments net of tax expense of $38,011						73,786	73,786
Common stock issued for acquisition	2,599,983	50,982,471					50,982,471
Treasury stock purchased	(100,000)		100,000	(1,930,637)			(1,930,637)
Common dividends paid					(8,360,966)		(8,360,966)
Exercise of stock options	215,414	1,921,115					1,921,115
Restricted stock award plan	23,445	1,060,230					1,060,230
Tax benefit from exercise of stock options					158,722		158,722

BALANCE AT DECEMBER 31, 2003	18,981,340	$100,875,984	564,082	$(8,789,089)	$104,539,042	$3,917,179	$200,543,116

See accompanying Notes to Consolidated Financial Statements

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2003	2002	2001
Operating activities
Net income	$26,699,329	$20,470,698	$14,347,176
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,235,000	4,003,000	2,452,000
Depreciation and amortization of premises and equipment	3,190,874	2,457,223	2,187,811
Amortization of intangible assets	364,499	180,150	239,667
(Gain) loss on sales of other real estate	154,746	12,664	44,113
Investment securities gains	(730,120)	(130,310)	(138,055)
Net amortization of investment securities	1,597,110	606,777	(498,420)
Net accretion of loans purchased	(24,042)	(55,458)	(63,981)
(Gain) loss on sales of premises and equipment	(1,095,099)	24,984	(10,238)
Net decrease (increase) in mortgage loans held for sale	2,504,897	1,018,461	(6,945,568)
(Gain) loss on mortgage banking operations	(1,126,846)	(884,360)	(684,532)
Gains on sales of SBA loans	(1,724,914)	(735,518)	(545,668)
Deferred income tax (benefit) provision	(1,717,928)	(1,288,460)	(338,124)
Deferred net loan fees(cost amortization)	(888,678)	(110,378)	(71,970)
Vesting in restricted stock award plan	406,399	656,246	472,134
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(678,168)	(793,487)	1,572,591
Increase cash surrender value of bank owned life insurance	(1,420,458)	(1,827,756)	(76,678)
(Decrease) in accrued interest payable	(1,455,267)	(847,012)	(1,082,506)
Other	(2,479,801)	2,427,323	1,689,753

Net cash provided by operating activities	26,811,533	25,184,787	12,549,505
Investing activities
Purchases of investment securities available for sale	(145,463,478)	(151,187,519)	(40,187,121)
Purchases of investment securities held to maturity	(10,100,000)	—	—
Purchases of other investments	(14,323,924)	—	(308,500)
Maturities, paydowns and calls of investment securities available for sale	78,469,771	51,877,247	84,878,886
Proceeds from sales of investment securities available for sale	22,281,913	11,245,427	6,655,982
Net increase in loans funded	(334,249,976)	(206,306,036)	(184,430,630)
Proceeds from the sales of loans held for sale	161,323,009	131,297,682	108,947,355
Purchase of bank-owned life insurance	—	—	(29,000,000)
Purchases of premises and equipment	(10,777,442)	(4,841,142)	(2,822,793)
Proceeds from sales of premises and equipment	3,330,366	3,089,836	90,239
Proceeds from sales of other real estate	3,319,917	3,405,510	2,246,745
Improvements to other real estate	(196,902)	—	—
Net cash paid for acquisitions	(33,447,286)	—	—

Net cash used in investing activities	(279,834,032)	(161,418,995)	(53,929,837)
Financing activities
Net increase in demand and savings accounts	94,695,669	65,155,691	76,582,030
Increase in time deposits	(47,415,878)	59,584,664	(54,310,739)
Increase (decrease) in Federal Funds purchased	(3,807,422)	32,162,344	(17,111,304)
Net increase in Federal Home Loan Bank advances	145,605,296	(25,121,250)	22,993,750
Proceeds from the issuance of trust preferred securities	44,845,000	5,155,000	—
Dividends paid	(8,360,966)	(6,601,057)	(5,808,235)
Purchase of treasury stock	(1,930,637)	(5,824,577)	—
Proceeds from issuance of common stock	1,921,115	930,274	580,629

Net cash provided by (used in) financing activities	225,552,177	125,441,089	22,926,131
Net decrease in cash and cash equivalents	(27,470,322)	(10,793,119)	(18,454,201)
Cash and cash equivalents at beginning of period	100,150,289	110,943,408	129,397,609

Cash and cash equivalents at end of period	$72,679,967	$100,150,289	$110,943,408

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$24,444,390	$25,737,737	$36,304,533
Income taxes, net	11,400,000	7,250,000	8,075,000
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$4,931,479	$3,334,588	$1,521,898

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

Segments: The Company does not currently report financial results by business segment. The Company tests all business segments on a quarterly basis to determine whether any individual segment represents more than 10% of total assets of the Company or contributes more than 10% to the revenue or net income of the Company.

Cash and Cash Equivalents: For purposes of presentation in the statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in banks, Federal Funds sold and securities purchased under agreements to resell. Generally, Federal Funds and securities purchased under agreements to resell are purchased and sold for one-day periods.

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

The Company evaluates loans for impairment when a loan is internally risk rated as substandard or doubtful. The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value. Impairment with regard to substantially all of the Company’s impaired loans has been measured based on the fair value of the underlying collateral. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy. At the time the contractual payments on a loan are deemed to be uncollectible, generally at 90 days past due, the Company’s policy is to record a charge-off against the Allowance for Loan Losses. As of December 31, 2003, the Company had $10.9 million in loans that were in excess of 90 days past due, of which $9.7 million are classified as nonaccrual.

Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed real estate. It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 to 120 days, depending on the type of loan, or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition to such commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2003 and 2002 include $75.9 million and $51.8 million, respectively, in undisbursed credit lines and $173.5 million and $109.3 million, respectively, in unfunded construction and development loans. The Company’s experience has been that approximately 80 percent of loan commitments are ultimately drawn upon by customers.

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The maximum potential payments the Company could be required to make under outstanding standby letters of credit was $7.2 million and $3.3 million as of December 31, 2003 and 2002, respectively.

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

Property and Equipment: Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using primarily accelerated methods over the estimated useful lives of the assets. The estimated useful lives of premises and equipment are: (1) building and leasehold improvements – 5 to 35 years, (2) furniture, fixtures and equipment – 1 to 7 years, (3) automobiles – 1 to 5 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.

Goodwill and other intangible assets: The adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) resulted in the Company no longer amortizing goodwill. Prior to 2002, goodwill was amortized over periods ranging from 10 to 15 years. The Company tests goodwill and intangible assets for impairment annually. Goodwill is assigned to each individual acquisition on a stand alone basis. Goodwill was tested for impairment on November 1, 2003. The fair value of each reporting unit was estimated using the expected present value of future cash flows. This cash flow approach indicated that no impairment charge was required. The adoption of SFAS 142 had no material impact on the financial condition or operating results of the Company for prior years.

Intangible assets related to capital lease rights are being amortized over the term of the related lease using the straight-line method. Intangible assets are amortized over a period of 5 to 20 years.

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

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest of 4.21%, 3.47% and 5.09%, respectively; dividend yield of 2.09%, 1.95% and 2.47%, respectively; volatility factor of the expected market price of the Company’s common stock of .231, .247, and .288, respectively; and a weighted-average expected life of the options of 8 years in each of 2003, 2002 and 2001. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of options granted during 2003, 2002 and 2001 was $6.69, $5.26 and $5.21, respectively.

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

Note B – Acquisitions

On May 22, 2003, the Company completed its acquisition of First Colony Bancshares, Inc., parent of First Colony Bank, a $320 million asset bank headquartered in Alpharetta, Georgia. The merger provides Main Street with a natural extension of its Atlanta community bank franchise into Roswell, Alpharetta and nearby areas of north Fulton County, Georgia. The transaction was accounted for as a purchase business combination and accordingly, the results of operations of First Colony Bank are included from the acquisition date. The Company allocated the purchase price among the First Colony assets acquired and liabilities assumed based on their fair values at the time the merger was consummated and the remainder of the purchase price was allocated to identifiable intangibles and goodwill. Main Street issued 2.6 million shares of its common stock and paid $45.0 million in cash in exchange for all outstanding shares of First Colony Bancshares. The value of the 2.6 million shares issued was determined based on the Company’s closing market price of $19.61 on December 11, 2002, the date the acquisition was announced. Core deposit intangible assets of $1.9 million and Goodwill of $72.9 million were created as a result of the transaction. The core deposit intangible assets will be amortized over 10 years. None of the resulting goodwill is deductible for federal income tax purposes. The Company estimates that $1.3 million of previously existing core deposit intangibles recorded by First Colony will be deductible for federal income tax purposes in future years. Summarized below is an initial allocation of assets and liabilities acquired (in thousands):

Assets acquired:
Cash and Cash equivalents	$24,048
Loans	283,661
Other assets	17,894
Goodwill	72,962
Other intangibles	1,877

Total Assets	$400,442

Liabilities acquired
Deposits	282,195
Other Liabilities	17,567

Total Liabilities	$299,762

On August 4, 2003, the Company, through an intermediate subsidiary, completed the acquisition of the remaining 50% interest from the other partners of Piedmont Settlement Services, L.L.P., a Pennsylvania limited liability partnership. The assets and liabilities of the Pennsylvania partnership were subsequently transferred to Piedmont Settlement Services, Inc., a wholly owned subsidiary of the Company. The purchase price for this acquisition was $183,500. There was no goodwill or intangible asset created as a result of this acquisition. The transaction has been accounted for as a purchase and accordingly, the results of operations of Piedmont are included from the acquisition date.

On December 11, 2002 the Bank acquired First National Bank of Johns Creek. First National Bank of Johns Creek, a $110 million asset community bank was headquartered in Forsyth County, Georgia. The merger provides Main Street with a natural extension of its Atlanta community bank franchise into Forsyth County and nearby areas of north Fulton County, Georgia. This transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of First National Bank of Johns Creek are included from the acquisition date. The Company allocated the purchase price among the First National Bank of Johns Creek assets acquired and liabilities assumed based on their fair values at the time the merger was consummated and the remainder of the purchase price was allocated to goodwill. There were no identifiable intangibles recognized from this acquisition. None of the resulting goodwill is deductible for federal income tax purposes. This transaction was completed on December 11, 2002. The $26.2 million merger was based on the Company’s closing stock price on July 17, 2002 of $20.48 per share, the date the acquisition was announced. The Company issued 647,510 shares of its common stock and $10.7 million in cash in exchange for all outstanding shares of First National Bank of Johns Creek.

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

	December 31,
	2003	2002	2001
	(Dollars in Thousands except per share data)
Net interest income	$72,105	$69,059	$62,010
Net interest income after provision for loan losses	67,606	63,798	58,563
Net income	27,324	24,232	18,778
Earnings per share - Basic	$1.53	$1.32	$0.99
Earnings per share - Diluted	$1.47	$1.29	$0.97

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

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
HELD-TO-MATURITY SECURITIES
State and political subdivisions	$10,788	$48	$(56)	$10,780

Total Held-to-Maturity securities	10,788	48	(56)	10,780
AVAILABLE FOR SALE SECURITIES
U.S. Treasury securities	$10,249	$157	$—	$10,406
U.S. Government agencies and corporations	73,426	1,572	(110)	74,888
Mortgage-back securities	128,460	1,461	(212)	129,709
State and political subdivisions	30,737	1,765	(113)	32,389

Total available for sale securities	$242,872	$4,955	$(435)	$247,392

Total Investments	$253,660	$5,003	$(491)	$258,172

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
HELD-TO-MATURITY SECURITIES
State and political subdivisions	$688	$67	$—	$755

Total Held-to-Maturity securities	688	67	—	755
AVAILABLE FOR SALE SECURITIES
U.S. Treasury securities	$87	$1	$—	$88
U.S. Government agencies and corporations	42,566	2,362	—	44,928
Mortgage-back securities	117,491	2,442	—	119,933
State and political subdivisions	41,260	2,257	(11)	43,506

Total available for sale securities	$201,404	$7,062	$(11)	$208,455

Total Investments	$202,092	$7,129	$(11)	$209,210

Those investment securities available for sale, which have an unrealized loss position at December 31, 2003, are detailed below:

	Securities impaired for less than 12 months		Securities impaired for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
AVAILABLE FOR SALE SECURITIES
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agencies and corporations	74,888	110	—	—	74,888	110
Mortgage-Backed securities	77,494	212	—	—	77,494	212
State and political subdivisions	30,604	113	—	—	30,604	113

Total available for sale securities	$182,986	$435	$—	$—	$182,986	$435

Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses were mainly attributable to changes in interest rates and were individually less than one percent of their respective amortized costs.

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

At December 31, 2003 the Company had a market value adjustment on loans that were acquired during the First Colony Bancshares, Inc. acquisition of $1.07 million which is reflected in the loan amounts above. The Bank also has a purchase discount booked from the acquisition of First Federal Savings Bank in 1993. These balances are being amortized monthly.

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

The Company occasionally sells the guaranteed portion of Small Business Administration (“SBA”) loans to third parties and retains the servicing rights for these loans. The Company has limited recourse related to these sales if a loan sold by the Bank defaults within 90 days of sale. The Company has never repurchased an SBA loan sold to a third party due to default. A servicing asset has been recorded for these loans. The Company recognized a gain of $1.7 million on the sale of SBA loans during 2003 and $0.7 million on the sale of SBA loans during 2002. The Company serviced $26.5 million and $10.0 million of SBA loans for others as of December 31, 2003 and 2002, respectively.

A summary of the activity in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 follows:

	December 31,
	2003	2002	2001
	(Dollars in Thousands)
Balance at the beginning of the period	$14,589	$12,017	$10,907
Provision for loan losses	5,235	4,003	2,452
Loans charged off	(3,360)	(3,149)	(1,685)
Recoveries on loans previously charged off	415	243	343
Allowance of purchased institution at acquisition date	4,273	1,475	—

Balance at the end of the year	$21,152	$14,589	$12,017

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:

	2003	2002
	(Dollars in Thousands)
Allowance for loan losses	$8,228	$5,199
Depreciation on premises and equipment	(1,665)	(1,612)
Core deposit intangibles	217	153
Deferred net loan fees	840	492
Net unrealized gains on investment securities available for sale	(2,332)	(2,120)
Other, net	1,014	(1,654)

Net deferred tax asset	$6,302	$458

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

The following represents the Company’s commitments to extend credit and standby letters of credit as of December 31, 2003:

	2003	2002
	(Dollars in Thousands)
Commitments to extend credit	$249,411	$161,141
Standby letters of credit	7,234	3,315

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

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2003, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $7.2 million. The fair value of these standby letters of credit was $66 thousand at December 31, 2003. This amount was not recorded in the balance sheet as a liability in accordance with FIN 45 due to the immateriality of the amount.

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

Note M – Derivatives

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

Market risk is the adverse effect that changes in interest rates or the implied volatility of interest rates have on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

The Company’s derivatives activities are monitored by its Asset/ Liability Committee as part of its risk-management oversight of the Company’s treasury functions. The Company’s Asset/ Liability Management Committee is responsible for approving various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.

The following chart illustrates the Bank’s derivative positions as of December 31, 2003.

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Receive Fixed Prime Swap - amortizing	Apr-02	Apr-05	$35,000,000	4.00%	6.63%	2.63%	$687,680
Receive Fixed Prime Swap	Mar-03	Mar-06	$50,000,000	4.00%	5.26%	1.26%	$200,416
Receive Fixed Prime Swap	Aug-03	Aug-06	$100,000,000	4.00%	5.59%	1.59%	$771,190

Total Receive Fixed Swaps			$185,000,000				$1,659,286

Interest Rate Floors

Type	Transaction Date	Term Date	Notional	Strike Rate	Current Rate	Current Spread	Market Value
Prime based Floor	Jun-03	Jun-05	$100,000,000	3.75%	4.00%	-0.25%	$13,964

Total Interest Rate Floors			$100,000,000				$13,964

Total Derivative Positions			$285,000,000				$1,673,250

The following chart illustrates the Bank’s derivative positions as of December 31, 2002.

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Receive Fixed Prime Swap - amortizing	Apr-02	Apr-05	$50,000,000	4.00%	6.63%	2.63%	$1,377,976

Total Receive Fixed Swaps			$50,000,000				$1,377,976

Total Derivative Positions			$50,000,000				$1,377,976

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

In 2000 and 2001, respectively, the Board of Directors and Shareholders approved the Omnibus Stock Ownership and Long-Term Incentive Plan (“Omnibus Plan”) under which incentive stock options and non-qualified stock options to acquire shares of common stock, restricted stock, stock appreciation rights or units may be granted to eligible employees. A total of 800,000 shares were initially authorized to be issued under the plan and the Board of Directors and Shareholders approved an additional 800,000 shares to be used under the plan in 2003. Under the plan, 157,225 and 133,780 shares of restricted stock were issued as of December 31, 2003 and 2002, respectively. A total of 26,756 and 13,256 shares were vested with 130,469 and 120,524 shares issued and unvested as of December 31, 2003 and 2002.

During 2003, the Company issued 23,445 shares of restricted stock and granted 142,704 options under the Omnibus Plan. Including all types of awards, which include the above-mentioned option and restricted stock awards, the total number of share awards outstanding under the Omnibus Plan were 935,737 and 769,588 shares at December 31, 2003 and 2002, respectively. Option prices under all stock option plans are equal to the fair value of the Company’s common stock on the date of the grant. The options vest over time periods determined by the Compensation Committee of the Board of Directors and expire ten years from date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	For the Year Ended December 31,
	2003		2002		2001
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	1,465,509	$12.77	1,152,353	$9.89	1,141,096	$8.34
Granted	142,704	24.41	483,521	18.31	158,308	16.49
Exercised	(215,416)	8.28	(127,125)	7.31	(126,595)	4.44
Terminated	(78,017)	11.09	(43,240)	13.77	(20,456)	8.19

Under option, end of year	1,314,780	12.72	1,465,509	12.77	1,152,353	9.89
Exercisable, end of year	823,952	$9.28	633,719	$8.01	760,405	$8.18

Following is a summary of the status of options outstanding at December 31, 2003:

	Under Option			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
2.42 - 4.82	215,038	$4.17	3	206,782	$4.14
5.00 - 8.46	280,228	7.86	5	245,115	7.79
10.15 - 12.83	423,970	11.78	7	265,562	11.77
13.00 - 19.49	184,358	16.31	8	85,093	15.68
19.61 - 26.35	211,186	$22.29	10	21,400	$19.82

	1,314,780			823,952

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

Banking regulations limit the amount of dividends that may be paid to the Parent without prior approval of the applicable regulatory agency. Under current state banking laws, the approval of the Georgia Department of Banking and Finance is required if the total of all dividends declared by the Banks in the calendar year exceeds 50 percent of the net profits for the previous calendar year and the ratio of equity capital to adjusted total assets is less than 6 percent. During 2003, the Bank received approval from the Georgia Department of Banking and Finance to pay additional dividends to the Parent for the purpose of completing the acquisition of the First National Bank of Johns Creek. Accordingly, at December 31, 2003, the Company would have required further Georgia Department of Banking and Finance approval to pay additional dividends.

Note R – Legal Matters

Neither the Company nor any of its subsidiaries are a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Company. To the Company’s knowledge, no such material proceedings were contemplated or threatened against it or its subsidiaries. From time to time, the Company and its subsidiaries are parties to legal proceedings in the ordinary course of business to enforce its security interest. Management, after consultation with legal counsel, does not anticipate that the current litigation matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Derivatives - Derivative instruments (interest rate swaps and floors) are recorded on the balance sheet at fair value. Fair value is estimated based on published bid prices or bid quotations for interest rate swaps and floors received from securities dealers.

Off-balance sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrowers’ credit standing.

Trust preferred securities - The carrying amount of trust preferred securities approximates fair value.

Accrued interest - The carrying amount of accrued interest receivable and payable approximates fair value.

Estimated fair values of the Company’s financial instruments are as follows:

	At December 31, 2003		At December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$39,839	$39,839	$43,712	$43,712
Interest-bearing deposits	1,021	1,021	1,782	1,782
Investment securities available for sale	247,392	247,392	208,455	208,455
Investment securities held to maturity	10,788	10,780	688	754,704
Other investments	19,651	19,651	3,699	3,699
Federal Funds sold and securities purchased under agreement to resell	31,820	31,820	54,656	54,656
Loans	1,443,326	1,446,360	982,486	993,599
Mortgage loans held for sale	5,671	5,671	8,176	8,176
Accrued interest receivable	8,182	8,182	6,437	6,437
Financial Liabilities:
Non-interest bearing deposits	$761,217	$761,217	$561,623	$561,623
Interest bearing deposits	697,186	730,250	567,305	574,457
Federal Funds purchased and securities sold under repurchase agreements	43,859	43,859	47,667	47,667
FHLB and other borrowings	210,605	210,842	50,000	50,005
Trust preferred securities	50,000	50,000	5,155	5,155
Accrued interest payable	3,020	3,020	3,723	3,723
Off-balance-sheet instruments:
Undisbursed credit lines	$53,101	$484	$51,801	$473
Unfunded construction and development loans	196,310	1,791	109,340	998
Standby letters of credit	7,234	66	3,315	30

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

Note V – Subsequent Events

On January 13, 2004 MSII acquired substantially all of the assets of Banks Moneyhan Hayes Insurance Agency, Inc., an insurance agency headquartered in Conyers, Georgia. BMIA’s insurance agency offices are located in Conyers and Athens, Georgia and employ 25 insurance professionals selling business and property and casualty insurance, as well as group life and health. BMIA had assets of $1.2 million and gross revenue before partnership distributions of $3.6 million for the year ended December 31, 2003.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following are filed with or incorporated by reference into this report

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-50762 on Form S-4)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-78046 on Form S-4)

10.1	Registrant’s 1994 Substitute Incentive Stock Option Plan for The Westside Bank & Trust Company’s Incentive Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-97300) (incorporated by reference)*

10.2	Form of Registrant’s 1994 Incentive Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-97300) (incorporated by reference)*

10.3	Registrant’s 1995 Directors Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-81053) (incorporated by reference)*

10.4	Form of Registrant’s 1995 Directors Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-81053) (incorporated by reference)*

10.5	Registrant’s 1996 Substitute Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-15069) (incorporated by reference)*

10.6	Form of Registrant’s 1996 Substitute Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-15069) (incorporated by reference)*

10.7	Registrant’s 1997 Directors Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-56473) (incorporated by reference)*

10.8	Form of Registrant’s 1997 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-56473) (incorporated by reference)*

10.9	Registrant’s 1997 Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-74555) (incorporated by reference)*

10.10	Form of Registrant’s 1997 Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-74555) (incorporated by reference)*

10.11	Registrant’s 1999 Directors Stock Option Plan included as Appendix B to the Joint Proxy Statement/Prospectus set forth in Part I of the Registration Statement*

10.12	Form of Registrant’s 1999 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-88645) (incorporated by reference)*

10.13	Registrant’s 2000 Directors Stock Option Plan files as Exhibit 4.1 to Form S-8 (File No. 333-49436) (incorporated by reference)*

10.14	Form of Registrant’s 2000 Director’s Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-49436) (incorporated by reference)*

10.15	Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan filed as Exhibit 4.1 to Form S8 (File No. 33365188) (incorporated by reference)*

10.16	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Incentive Plan Option Agreement filed as Exhibit 4.2 to File S-8 (File No. 333-65188) (incorporated by reference)*

10.17	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Restricted Stock Grant Agreement filed as Exhibit 4.3 to Form S-8 (File No. 333-65188)*

10.18	Employment Agreement dated May 24, 2000 between Registrant and Edward C. Milligan (incorporated by referenced to Exhibit 10.13 to Registration Statement No. 333-50762 on Form S-4)*

10.19	Employment Agreement dated May 24, 2000 between the Registrant and Robert R. Fowler, III (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-50762 on Form S-4)*

10.20	Employment Agreement dated May 24, 2000 between the Registrant and Sam B. Hay, III (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-50762 on Form S-4)*

10.21	Employment Agreement dated September 17, 2001 between the Registrant and Robert D. McDermott (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on March 29, 2002)*

10.22	Employment Agreement dated April 11, 2002 between the Registrant and Max S. Crowe (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-Q filed with the Commission on August 13, 2002)

10.23	Employment Agreement dated May 15, 2002 between the Registrant and John T. Monroe (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2002)*

21.0	Subsidiaries of the Registrant **

23.1	Consent of Independent Auditor, Ernst & Young LLP

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7241).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7241).

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

**	Filed with the Registrant’s Form 10-K filed with the Commission on March 15, 2004.

(b) Reports on Form 8-K:

The Company filed the following Form 8-K’s during the fourth quarter of 2003:

October 1, 2003	Press release announcing the date of the Company’s conference call to release the results of the third quarter of 2003.

October 9, 2003	Press release announcing a dividend declaration.

October 15, 2003	Press release announcing the results of the third quarter of 2003.

November 6, 2003	Registrant announced that it will present at the Sandler O’Neill & Partners 2003 Financial Services Conference on Nov. 13.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

(Registrant)

By:	/s/ EDWARD C. MILLIGAN	Date: October 29, 2004
Edward C. Milligan, Chairman and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ROBERT D. MCDERMOTT	Date: October 29, 2004
Robert D. McDermott, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ ROBERT R. FOWLER, III	Date: October 29, 2004
Robert R. Fowler, III, Director

By:	/s/ SAMUEL B. HAY, III	Date: October 29, 2004
Samuel B. Hay, III, President and Director

By:	/s/ P. HARRIS HINES	Date: October 29, 2004
P. Harris Hines, Director

By:	/s/ HARRY L. HUDSON	Date: October 29, 2004
Harry L. Hudson, Director

By:	/s/ C. CANDLER HUNT	Date: October 29, 2004
C. Candler Hunt, Director

By:	/s/ FRANK B. TURNER	Date: October 29, 2004
Frank B. Turner, Director

By:	/s/ KEN T. DRISKELL	Date: October 29, 2004
Ken T. Driskell, Director

By:	/s/ JOHN R. BURGESS	Date: October 29, 2004
John R. Burgess, Sr., Director