Form 10-Q
period 2004-09-30
MAIN STREET BANKS INC /NEW/
filed 2004-11-08
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended September 30, 2004

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

As of October 22, 2004, registrant had outstanding 19,458,141 shares of common stock.

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future local and national economic or business and real estate market conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of allowances for loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations and personnel as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting rules, policies and practices;

•	changes in technology and/or products – especially those that result in increased costs to us or less benefits to us than we had expected;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events; and

•	other factors and risks described in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our forward-looking statements apply only as of the date of this report or the respective date of the document from which they are incorporated herein by reference. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

MAIN STREET BANKS, INC.

FORM 10-Q

September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Street Banks, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	(Unaudited) September 30, 2004	December 31, 2003	(Unaudited) September 30, 2003
Assets
Cash and due from banks	$55,719	$39,839	$39,560
Interest-bearing deposits in banks	1,058	1,021	693
Federal funds sold and securities purchased under agreements to resell	24,410	31,820	15,920
Investment securities available for sale (amortized cost of $280,785, $242,872, and $243,621 at September 30, 2004, December 31, 2003 and September 30, 2003, respectively)	282,815	247,392	247,867
Investment securities held to maturity (fair value of $11,386, $10,800, and $743 at September 30, 2004, December 31, 2003 and September 30, 2003, respectively)	11,835	10,788	688
Other investments	23,040	19,651	17,082
Mortgage loans held for sale	6,932	5,671	6,490
Loans, net of unearned income	1,653,616	1,443,326	1,411,951
Allowance for loan losses	(24,256)	(21,152)	(20,765)

Loans, net	1,629,360	1,422,174	1,391,186
Premises and equipment, net	52,505	42,761	41,726
Other real estate	1,082	1,845	1,367
Accrued interest receivable	9,243	8,181	8,069
Goodwill and other intangible assets	103,392	96,237	94,920
Bank owned life insurance	41,528	35,773	35,275
Other assets	15,474	8,612	10,275

Total assets	$2,258,393	$1,971,765	$1,911,118

Liabilities
Deposits:
Noninterest-bearing demand	$236,809	$228,610	$224,032
Interest-bearing demand and money market	584,997	482,775	468,009
Savings	46,647	49,832	44,644
Time deposits of $100,000 or more	355,161	254,422	254,152
Other time deposits	406,672	442,764	446,804

Total deposits	1,630,286	1,458,403	1,437,641
Accrued interest payable	3,489	3,020	3,343
Federal Home Loan Bank advances	226,204	210,605	159,739
Federal funds purchased and securities sold under repurchase agreements	115,192	43,859	61,575
Junior subordinated debentures	51,547	—	—
Trust preferred securities	—	50,000	50,000
Other liabilities	9,353	5,335	4,754

Total liabilities	2,036,071	1,771,222	1,717,052
Shareholders’ Equity
Common stock-no par value per share; 50,000,000 shares authorized; 19,457,741, 18,981,340 and 18,933,178 shares outstanding at September 30, 2004, December 31, 2003 and September 30, 2003, respectively	108,197	100,876	99,455
Retained earnings	121,718	104,539	99,133
Accumulated other comprehensive income, net of tax	1,196	3,917	4,267
Treasury stock, at cost, 564,082 shares at September 30, 2004, December 31, 2003 and September 30, 2003, respectively	(8,789)	(8,789)	(8,789)

Total shareholders’ equity	222,322	200,543	194,066

Total liabilities and shareholders’ equity	$2,258,393	$1,971,765	$1,911,118

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Income (Unaudited)

(dollars in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Interest income:
Loans, including fees	$26,736	$23,775	$76,991	$64,127
Investment securities:
Taxable	2,498	1,952	7,107	6,172
Non-taxable	365	414	1,172	1,294
Federal funds sold and other short-term investments	9	4	43	71
Interest-bearing deposits in banks	6	5	15	19
Other investments	238	160	682	303

Total interest income	29,852	26,310	86,010	71,986
Interest expense:
Interest-bearing demand and money market	1,765	1,534	4,916	4,447
Savings	62	81	224	259
Time deposits	4,757	1,911	13,690	5,048
Other time deposits	185	2,378	305	6,676
Federal funds purchased	561	19	929	40
Federal Home Loan Bank advances	876	680	2,407	1,474
Interest expense on junior subordinated debentures	637	580	1,787	873
Other interest expense	176	362	773	1,140

Total interest expense	9,019	7,545	25,031	19,957

Net interest income	20,833	18,765	60,979	52,029
Provision for loan losses	1,603	1,146	4,474	3,994

Net interest income after provision for loan losses	19,230	17,619	56,505	48,035
Non-interest income:
Service charges on deposit accounts	2,165	2,092	6,069	5,690
Other customer service fees	277	389	986	1,148
Mortgage banking income	810	1,118	2,552	2,630
Investment agency commissions	134	89	634	233
Insurance agency income	2,515	1,189	7,657	3,605
Income from SBA lending	1,270	406	2,124	1,290
Income on bank owned life insurance	522	748	1,903	1,672
Investment securities gains, net	317	301	1,170	617
Other income	217	204	1,129	562

Total non-interest income	8,227	6,536	24,224	17,447
Non-interest expense:
Salaries and other compensation	8,000	6,799	23,729	18,618
Employee benefits	1,170	1,284	4,330	3,536
Net occupancy and equipment expense	2,091	1,773	6,159	4,657
Data processing fees	326	450	1,106	1,201
Professional services	716	825	1,934	1,787
Communications & supplies	1,027	983	3,106	2,568
Marketing expense	347	199	1,074	781
Regulatory agency assessments	196	73	383	241
Amortization of intangible assets	122	107	385	258
Other expense	1,904	1,875	6,145	4,659

Total non-interest expense	15,899	14,368	48,351	38,306

Income before income taxes	11,558	9,787	32,378	27,176
Income tax expense	3,294	2,669	9,126	7,923

Net income	$8,264	$7,118	$23,252	$19,253

Earnings per share - Basic	$0.43	$0.38	$1.20	$1.10
Earnings per share - Diluted	$0.41	$0.36	$1.16	$1.06
Dividends declared per share	$0.135	$0.120	$0.405	$0.360
Weighted average common shares outstanding - Basic	19,428,145	18,913,088	19,353,729	17,512,489
Weighted average common shares outstanding - Diluted	20,015,560	19,602,219	19,972,391	18,186,159

Main Street Banks, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(unaudited)		(unaudited)
Net income	$8,264	$7,118	$23,252	$19,253

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale	3,278	(2,126)	(872)	(1,506)
Unrealized gains (losses) on derivative contracts	892	399	(1,077)	619
Less reclassification adjustment for net gains included in net income	(209)	(199)	(772)	(407)

Comprehensive income	$12,225	$5,192	$20,531	$17,959

Main Street Banks, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2004	2003
	(Unaudited)
Operating activities
Net income	23,252	19,253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,474	3,994
Depreciation and amortization of premises and equipment	2,922	2,236
Amortization of intangible assets	386	258
Loss on sales of other real estate	454	149
Investment securities gains	(1,170)	(617)
Net amortization of investment securities	1,027	1,190
Net accretion of loans purchased	(132)	(23)
Loss on sales of premises and equipment	473	91
Net (increase) decrease in mortgage loans held for sale	(1,261)	1,685
Gain on mortgage loan sales	(989)	(2,630)
Gains on sales of SBA loans	(2,124)	(1,290)
Deferred income tax provision	1,442	2,214
Deferred net loan fees (cost amortization)	(1,749)	(554)
Vesting in restricted stock award plan	549	347
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(1,061)	(566)
Increase cash surrender value of bank-owned life insurance	(755)	(922)
Increase (decrease) in accrued interest payable	468	(1,132)
Increase in prepaid expenses	(3,103)	(1,996)
Other	3,307	(1,704)

Net cash provided by operating activities	26,410	19,983
Investing activities
Purchases of investment securities available for sale	(123,645)	(129,730)
Purchases of investment securities held to maturity	(1,210)	—
Purchases of other investments	(3,389)	(11,754)
Maturities, paydowns and calls of investment securities available for sale	30,528	65,398
Proceeds from sales of investment securities available for sale	54,345	19,620
Net increase in loans funded	(343,430)	(268,454)
Proceeds from the sale of loans held for sale	133,140	126,902
Purchase of bank-owned life insurance	(5,000)	—
Purchases of premises and equipment	(13,349)	(7,165)
Proceeds from sales of premises and equipment	106	8
Proceeds from sales of other real estate	1,612	2,408
Improvements to other real estate	(175)	(195)
Net cash paid for acquisitions	—	(32,994)

Net cash used in investing activities	(270,467)	(235,956)
Financing activities
Net increase in demand and savings accounts	107,236	70,163
Increase (decrease) in time deposits	64,647	(43,646)
Increase in Federal Funds purchased	2,333	13,909
Increase in Federal Home Loan Bank advances	84,599	94,739
Proceeds from the issuance of junior subordinated debentures	—	44,845
Dividends paid	(7,833)	(6,084)
Purchase of treasury stock	—	(1,930)
Proceeds from issuance of common stock	1,582	—

Net cash provided by financing activities	252,564	171,996
Net increase (decrease) in cash and cash equivalents	8,507	(43,977)
Cash and cash equivalents at beginning of period	72,680	100,150

Cash and cash equivalents at end of period	$81,187	$56,173

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,864	$16,614
Income taxes, net	10,226	8,200
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$3,857	$3,496

Main Street Banks, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of the parent company Main Street Banks, Inc. (“Company”) and its direct and indirect wholly owned subsidiaries, Main Street Bank (“Bank”), Main Street Insurance Services, Inc. (“MSII”), Piedmont Settlement Services, Inc. (“Piedmont”) and MSB Payroll Solutions, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States, followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statement presentation. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for interim periods have been included.

The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other period. These financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to current financial statement presentation. These reclassifications had no effect on net income or stockholders’ equity.

Note B - Acquisitions

On January 2, 2004, MSII acquired substantially all of the assets of Banks Moneyhan Hayes Insurance Agency, Inc. (“BMIA”), an insurance agency headquartered in Conyers, Georgia. This acquisition provided MSII with an opportunity to expand its market share in Clarke and Rockdale Counties, Georgia. The transaction was accounted for as a purchase business combination and accordingly, the results of operations of BMIA are included from the acquisition date. The Company issued 271,109 shares of its common stock as consideration. The purchase price was based on the market value of the 271,109 shares issued at the closing market price of the Company’s common stock of $25.82 on December 5, 2003, the date the acquisition was announced. The Company allocated the purchase price among the BMIA assets acquired and liabilities assumed based on their fair values at the time the merger was consummated and the remainder of the purchase price was allocated to identifiable intangibles and goodwill. Goodwill of $4.7 million and Intangible Assets of $2.8 million were created as a result of the transaction. Due to the S Corporation status of BMIA, the Company also acquired $450 thousand of negative equity with this acquisition which was recorded as goodwill. Intangible assets include covenants not to compete and customer lists and will be amortized over a 5 to 15 year period. The Company estimates that $212,000 of the amortization expense for these intangible assets will be deductible for tax purposes in 2004. This acquisition also includes an “earn-out” provision which is based upon future revenue and earnings goals, for a period of five years. The maximum potential for future undiscounted payments the Company could be required to make under this “earn-out” provision is $1.2 million. The “earn-out” will be booked as additional Goodwill in the amounts and at the times that it is deemed to be earned. Summarized below is an initial allocation of assets and liabilities acquired (in thousands):

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

On August 4, 2003, the Company, through an intermediate subsidiary, completed the acquisition of the remaining 50% interest from the other partners of Piedmont Settlement Services, L.L.P., a Pennsylvania limited liability partnership. The assets and liabilities of the Pennsylvania partnership were subsequently transferred to Piedmont Settlement Services, Inc., a wholly owned subsidiary of the Company. The purchase price for this acquisition was $183,500. There were no goodwill or intangible assets created as a result of this acquisition. The transaction has been accounted for as a purchase and accordingly, the results of operations of Piedmont are included from the acquisition date.

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

	September 30, 2003
	Three months	Nine months
Net interest income	$18,765	$55,074
Net interest income after provision for loan losses	17,619	50,780
Net income	7,262	21,311

Earning per share - basic	$0.38	$1.20
Earnings per share - diluted	$0.37	$1.15

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

The Company determined that certain trusts created by it to issue trust preferred securities required deconsolidation due to the provisions of FIN 46R. Accordingly, as of March 31, 2004, the Company was required to deconsolidate these trusts. The deconsolidation required the Company to remove $50.0 million in trust preferred securities from its consolidated financial statements and to record junior subordinated debentures payable to these trusts of $51.5 million and record the Company’s investment in the trusts of $1.5 million in other assets. The trust preferred securities had been counted as Tier 1 capital for regulatory purposes as minority interests in consolidated subsidiaries. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier 1 capital for regulatory capital purposes until further notice, even though the trusts that issued the trust preferred securities were not consolidated with their parent bank holding companies under FIN 46. On May 6, 2004, the Federal Reserve proposed changes to its capital adequacy rules that would continue to include limited amounts of qualified trust preferred securities as Tier 1 capital, notwithstanding the change in GAAP resulting from FIN 46 and FIN 46R.

Currently, other than the impact described above from the deconsolidation of the trust preferred securities, the adoption of FIN 46 and FIN 46R has not had a material impact on the financial condition or the operating results of the Company. Prior periods have not been restated for this change in accounting methods.

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

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Amounts in thousands except per share data)
Basic and diluted net income	$8,264	$7,118	$23,252	$19,253
Basic earnings per share	$0.43	$0.38	$1.20	$1.10
Diluted earnings per share	$0.41	$0.36	$1.16	$1.06

Basic weighted average shares	19,428,145	18,913,088	19,353,729	17,512,489
Effect of Employee Stock Options	587,415	689,131	618,662	673,670

Diluted weighted average shares	20,015,560	19,602,219	19,972,391	18,186,159

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

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The fair value of these standby letters of credit was $80 thousand at September 30, 2004. This amount was not recorded in the balance sheet as a liability in accordance with FIN 45 due to the immateriality of the amount.

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

The following represents the Company’s commitments to extend credit and standby letters of credit:

	For the Period Ended September 30,
	2004	2003
	(Dollars in Thousands)
Commitments to extend credit	$342,696	$256,510
Standby letters of credit	8,835	5,413

Note F - Loans

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

A substantial portion of the Company’s loans are secured by real estate in northeast Georgia communities, primarily in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale, and Walton counties. In addition, a substantial portion of real estate acquired through foreclosure consists of single-family residential properties and land located in these same markets. The ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of real estate are susceptible to changes in economic and market conditions in northeast Georgia.

The Company occasionally sells the guaranteed portion of Small Business Administration (“SBA”) loans to third parties and retains the servicing rights for these loans. The Company has limited recourse related to these sales if a loan sold by the Bank defaults within 90 days of sale. The servicing asset for the sold portion of the SBA loans is included in Loans, net of unearned income. The Company repurchased one loan for $240 thousand in June, 2004.

The Company evaluates loans for impairment when a loan is risk rated as substandard or doubtful. The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the estimated fair value of the collateral. In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value. Impairment with regard to substantially all of the Company’s impaired loans has been measured based on the estimated fair value of the underlying collateral. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy. At the time the contractual payments on a loan are deemed to be uncollectible, the Company’s policy is to record a charge-off against the Allowance for Loan Losses.

Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed real estate. It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

The following table represents the composition of the Company’s loan portfolio:

	September 30, 2004	December 31, 2003	September 30, 2003
	(Dollars in thousands)
Loans
Commercial and industrial	$129,791	$118,243	$120,509
Real estate construction	379,468	304,046	332,972
Residential mortgage	284,648	269,358	262,686
Real estate - other	826,434	711,209	654,262
Consumer and other	35,903	41,650	42,206

Total loans receivable	1,656,244	1,444,506	1,412,635
Less:
Purchase premium	1,261	981	(86)
Deferred net loan fees	(3,870)	(2,121)	(548)
Unearned income	(19)	(40)	(50)
Allowance for loan losses	(24,256)	(21,152)	(20,765)

Loans, net	$1,629,360	$1,422,174	$1,391,186

Mortgage loans held for sale	$6,932	$5,671	$6,490
Composition of loan portfolio as a percentage
Commercial and industrial	7.84%	8.18%	8.53%
Real estate construction	22.91%	21.05%	23.57%
Residential mortgage	17.19%	18.65%	18.60%
Real estate - other	49.90%	49.25%	46.32%
Consumer and other	2.16%	2.87%	2.98%

Total loans receivable	100.00%	100.00%	100.00%

The Company increased by $689 thousand the value of loans that were acquired in the First Colony Bancshares, Inc. acquisition as part of the purchase accounting adjustments, which is reflected in the loan amounts above. The Bank also has a purchase discount booked from the acquisition of First Federal Savings Bank in 1993. These balances are being amortized monthly on a basis that approximates a level yield.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except per share data):

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income	$8,264	$7,118	$23,252	$19,253
Earnings per share - Basic	0.43	0.38	1.20	1.10
Earnings per share - Diluted	0.41	0.36	1.16	1.06

Compensation cost - Fair Value	135	240	452	719
Less: Tax Effect	(46)	(82)	(154)	(244)

Net compensation costs - Fair Value	89	158	298	475

Net Income, Pro-forma	8,175	6,960	22,954	18,778
Earnings per share - Basic	0.42	0.37	1.19	1.07
Earnings per share - Diluted	0.41	0.36	1.15	1.03

Note H – Goodwill and Other Intangible Assets

The adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) resulted in the Company no longer amortizing goodwill. Prior to 2002, goodwill was amortized over periods ranging from 10 to 15 years. The Company tests goodwill and intangible assets for impairment annually. Goodwill is assigned to each individual acquisition on a stand alone basis. The fair value of each reporting unit was estimated using the expected present value of future cash flows. The adoption of SFAS 142 had no material impact on the financial condition or operating results of the Company.

Intangible assets related to capital lease rights are being amortized over the term of the related lease using the straight-line method. Core deposit intangible assets are amortized over a period of 5 to 20 years. All other intangible assets are being amortized over a 15 year period using the straight-line method.

The Company recognized amortization expense on intangible assets for the nine month periods ending September 30, 2004 and 2003 of $384,992 and $257,698, respectively.

Goodwill and other intangible assets at September 30, 2004 and 2003 are as follows:

	September 30,
	2004	2003
	(Dollars in thousands)
Goodwill	$99,400	$93,292
Intangible assets
Core deposit intangibles	3,221	3,221
Existing expirations	2,812	310
Covanents not to compete	355	259
Lease rights	248	248

	106,036	97,330
Accumulated amortization	(2,644)	(2,410)

Net goodwill and intangible assets	$103,392	$94,920

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at September 30, 2004 as compared to December 31, 2003 and operating results for the three and nine month periods ended September 30, 2004 as compared to the three and nine month periods ended September 30, 2003. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Overview

The Company’s total assets increased $286.6 million or 14.54% since December 2003. Federal funds sold decreased $7.4 million primarily due to an increase in loan demand. Loans increased 14.57% or $210.3 million since December 2003, while the investment portfolio increased $35.4 million. Goodwill and intangible assets increased by $7.1 million, as a result of the BMIA acquisition. Total deposits increased by 11.79% or $171.9 million due primarily to an ongoing deposit campaign, use of brokered and national deposits, and seasonal increase in government deposits.

Return on average equity for the three and nine months ended September 30, 2004 was 15.16% and 14.56% on average equity of $218.1 million and $214.9 million, respectively. This compares to 15.02% and 16.20% on average equity of $189.6 million and $159.2 million for the same periods in 2003. Return on average assets for the three and nine months ended September 30, 2004 was 1.52% and 1.51%. This compares to 1.52% and 1.59% for the same periods in 2003.

During the second quarter of 2004, the Company completed its conversion to a new operating system platform. The conversion replaced a number of different independent systems with one fully integrated processing platform. This was done to improve reporting and processing efficiencies. Preparation for the system conversion has been ongoing for the past two years. During that time the Company has capitalized most of the cost associated with the conversion into premises and equipment on our balance sheet. Other related items were expensed as they were incurred and will not be capitalized. It was also necessary for the Company to write-off the remaining book balance of software and hardware systems that were no longer necessary due to the conversion. Fixed assets increased $2.7 million in 2004 due to the conversion to the new system.

The Company eliminated 38 staff positions on June 10, 2004. The Company eliminated these 38 positions mainly due to recent acquisitions and anticipated efficiencies made available through the core system conversion and other productivity initiatives implemented during the quarter. The Bank also reorganized other positions within the Company in order to improve efficiencies. All affected employees were paid through June 30, 2004 including the payment of severance packages and accrued benefits. The effect of the elimination of 38 positions and subsequent payouts increased compensation expense for the second quarter by $332,000.

From time to time, the Company sells the guaranteed portion of SBA loans to third parties. During the third quarter of 2004, the Company sold SBA loans totaling $15.35 million and recognized a gain on the sale of these SBA loans of $1.26 million. For the nine month period, the Company has recognized a gain of $2.10 million on the sale of SBA loans.

As part of normal business processes, the Company will, from time to time, sell investment securities available for sale and recognize the associated gain or loss as part of non-interest income. During the third quarter, the Company sold investment securities available for sale totaling $26.3 million and recognized a gain on the sale of these securities of $317,486. The weighted average coupon rate on the securities sold was 5.197%. For the nine month period, the Company has recognized a gain on the sale of securities of $1.2 million.

The Company acquired BMIA on January 2, 2004. During the third quarter of 2004, the business generated by BMIA increased insurance agency income by $1.1 million over the corresponding period in 2003. For the first nine months of 2004, insurance agency income has increased $3.2 million over the corresponding period in 2003, primarily as a result of the BMIA acquisition.

The nine month results in 2003 include the effect of the First Colony acquisition for only the four months following the completion of the acquisition in May 2003.

During 2004 the Company plans many facility changes. The Company moved into new prototype banking facilities in Roswell and Winder, Georgia and plans to move into a third prototype banking facility in Conyers, Georgia during the fourth quarter. The Company also has plans to open a new facility in the Midtown section of Atlanta, Georgia and close an existing facility in Lilburn, Georgia during the fourth quarter.

Selected Financial Data

The following table sets forth unaudited selected financial data as of and for the three and nine month periods ending September 30, 2004 and 2003. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The acquisition of First Colony Bancshares, Inc. on May 22, 2003 has significantly affected the comparability of Selected Financial Data for the nine month period. Specifically, since this acquisition was accounted for using the purchase method, the assets were recorded at their fair values and the excess purchase price over the net fair value of the assets was recorded as goodwill and intangibles and the results of operations for this business have been included in the Company’s results since the date this acquisition was completed in May 2003. Discussions of this acquisition can be found in Note B – Acquisitions in the Notes to Consolidated Financial Statements of this Report on Form 10-Q. The selected historical financial data as of and for the three and nine month periods ended September 30, 2004 and 2003 are derived from our unaudited financial statements and related notes. In the opinion of our management, this information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of this data as of those dates and for those periods. Results for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of results on an annualized basis or for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)
	(in thousdands except per share data)
RESULTS OF OPERATIONS
Net interest income	$20,833	$18,765	$60,979	$52,029
Net interest income (tax equivalent)	21,077	19,036	61,769	52,874
Provision for loan losses	1,603	1,145	4,474	3,994
Non-interest income	7,822	6,536	23,080	17,447
Non-interest expense	15,494	14,368	47,207	38,306
Net income	8,264	7,118	23,252	19,253
SELECTED AVERAGE BALANCES
Loans, net of unearned income	$1,620,436	$1,389,998	$1,547,700	$1,204,568
Investment securities	288,443	249,175	277,423	241,351
Earning Assets	1,940,675	1,660,522	1,862,913	1,467,296
Total assets	2,176,797	1,869,759	2,089,597	1,623,571
Deposits	1,584,819	1,423,029	1,532,726	1,267,826
Shareholders’ equity	218,058	189,592	214,903	159,203
PERIOD-END BALANCES
Loans, net of unearned income	$1,653,616	$1,411,951	$1,653,616	$1,411,951
Earning Assets	2,003,706	1,700,691	2,003,706	1,700,691
Total assets	2,258,393	1,911,118	2,258,393	1,911,118
Deposits	1,630,286	1,437,641	1,630,286	1,437,641
Long-term obligations *	277,751	209,739	277,751	209,739
Shareholders’ equity	222,322	194,066	222,322	194,066
PER COMMON SHARE
Earnings per share - Basic	$0.43	$0.38	$1.20	$1.10
Earning per share - Diluted	$0.41	$0.36	$1.16	$1.06
Book value per share at end of period	$10.94	$10.25	$10.94	$10.25
End of period shares outstanding	20,021,823	18,933,178	20,021,823	18,933,178
Weighted average shares outstanding
Basic	19,428,145	18,913,088	19,353,729	17,512,489
Diluted	20,015,560	19,602,219	19,972,391	18,186,159
STOCK PERFORMANCE
Market Price:
Closing	$30.60	$25.02	$30.60	$25.02
High	30.60	26.00	30.60	26.00
Low	26.46	23.37	24.90	18.45
Trading volume	1,755,400	1,022,400	5,469,100	3,529,200
Cash dividends per share	$0.135	$0.120	$0.405	$0.360
Dividend payout ratio	32.70%	33.05%	34.79%	34.01%
Price to earnings	18.63	17.37	19.68	17.68
Price to book value	2.76	2.44	2.80	2.44
PERFORMANCE RATIOS
Return on average assets	1.52%	1.52%	1.51%	1.59%
Return on average equity	15.16%	15.02%	14.56%	16.20%
Average loans as percentage of average deposits	102.25%	97.68%	100.31%	95.00%
Net interest margin (tax equivalent)	4.32%	4.55%	4.43%	4.82%
Average equity to average assets	10.02%	10.14%	10.28%	9.81%
Efficiency ratio	54.07%	56.79%	56.16%	55.14%

*	Long-term obligations include Federal Home Loan Bank advances and junior subordinated debentures.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

Interest Income

Interest income for the three months ended September 30, 2004 was $29.9 million, an increase of $3.6 million, or 13.69% compared to $26.3 million for the same period in 2003. Interest on federal funds sold decreased due to the Company’s decision to use the funds to fund loan growth. Average earning assets for the three month period increased $0.2 billion, or 11.76% to $1.9 billion as of September 30, 2004 compared to $1.7 billion as of September 30, 2003. Yield on average earning assets decreased 23 basis points to 6.12% from 6.35% for the quarters ended September 30, 2004 and 2003, respectively as a result of a shift in the Company’s loan mix from short-term fixed rate loans to variable rate loans of like maturity.

Interest Expense

Interest expense on deposits and other borrowings for the three months ended September 30, 2004 was $9.0 million, a $1.5 million, or 19.53% increase from September 30, 2003. While average interest bearing liabilities increased $0.2 billion, or 11.76% to $1.9 billion for the three months ended September 30, 2004 compared to $1.7 billion for the three months ended September 30, 2003, the yield on average interest bearing liabilities increased 4 basis points to 1.84% from 1.80% as of September 30, 2004 and 2003, respectively. The increase is due to the increased cost of funding loan growth through brokered certificates of deposits, Federal Home Loan Bank advances and Federal funds purchased.

Net Interest Income

Net interest income for the three months ended September 30, 2004 increased $2.0 million, or 10.64% to $20.8 million compared to $18.8 million for the same period ending September 30, 2003. The increase was mainly attributable to growth. The Company’s net interest margin decreased to 4.32% for the three months ended September 30, 2004 compared to 4.55% as of September 30, 2003.

Provision for Loan Losses

The provision for loan losses was $1.6 million for the three months ended September 30, 2004 as compared to $1.1 million for the three months ended September 30, 2003. The increase was due to loan growth as many of the asset indicators used to determine the adequacy of the loan loss reserve have continued to improve since December of 2003. These factors include changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current economic conditions. Management believes that the overall real estate market conditions in metropolitan Atlanta appear to be stable to improving and the national economy improved during the most recent quarter. Management believes that the present allowance for loan losses was adequate at September 30, 2004.

Non-interest Income

Non-interest income was $8.2 million for the three months ended September 30, 2004 an increase of $1.7 million, or 26.15% compared to $6.5 million for the three months ended September 30, 2003. The major components of the increase were insurance agency income, gain on sales of investment securities and income from the sale of SBA loans. Insurance agency income increased $1.3 million, or 108.33% to $2.5 million from $1.2 million for the three months ended September 30, 2004 and 2003, respectively, due primarily to the acquisition of BMIA in January of 2004. The income from the sale of SBA loans increased $0.9 million, or 225.00% to $1.3 million from $0.4 million for the three months ended September 30, 2004 and 2003, respectively. A gain on sales of investment securities of $317,486 was recognized for the three months ended September 30, 2004, compared to $301,000 for the three month period ended September 30, 2003.

Non-interest Expense

Non-interest expense increased $1.5 million or 10.42% to $15.9 million from $14.4 million for the three months ended September 30, 2004 and 2003, respectively. Salaries were $8.0 million, an increase of $1.2 million, or 17.65% from the three months ended September 30, 2003. The Company’s efficiency ratio was 54.07% for the three months ended September 30, 2004 compared to 56.79% for the three months ended September 30, 2003.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, and the amount of other nondeductible amortization expenses. For the three months ended September 30, 2004 and 2003, the provision for taxes was $3.3 million and $2.7 million, respectively. The effective tax rate for the three months ended September 30, 2004 was 28.50% compared to 27.27% for the same period in 2003.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Interest Income

Interest income for the nine months ended September 30, 2004 was $86.0 million, an increase of $14.0 million, or 19.44% compared to $72.0 million for the same period in 2003. The increase is mainly attributable to the acquisition of First Colony and net loan growth of $241.7 million from September 30, 2003 to September 30, 2004. Interest on federal funds sold decreased due to the Company’s decision to make additional loans at higher yields than federal funds. Average earning assets for the nine month period increased $0.4 billion to $1.9 billion as of September 30, 2004 compared to $1.5 billion as of September 30, 2003. Yield on average earning assets decreased 47 basis points to 6.17% from 6.64% for the nine months ended September 30, 2004 and 2003, respectively as a result of a shift in the Company’s loan mix from short-term fixed rate loans to variable rate loans of like maturity.

Interest Expense

Interest expense on deposits and other borrowings for the nine months ended September 30, 2004 was $25.0 million, a $5.0 million, or 25.00% increase from September 30, 2003. The increase is mainly attributable to the acquisition of First Colony in May 2003 and organic deposit growth. While average interest bearing liabilities increased $0.4 billion to $1.9 billion for the nine months ended September 30, 2004 compared to $1.5 billion for the nine months ended September 30, 2003, the yield on average interest bearing liabilities decreased 5 basis points to 1.79% from 1.84% as of September 30, 2004 and 2003, respectively. The increase is due to the increased cost of funding loan growth through brokered certificates of deposits, Federal Home Loan Bank advances and Federal funds purchased.

Net Interest Income

Net interest income for the nine months ended September 30, 2004 increased $9.0 million, or 17.31% to $61.0 million compared to $52.0 million for the same period ending September 30, 2003. The increase was mainly attributable to growth in the loan portfolio, both from the First Colony acquisition in May 2003 and from organic growth. The Company’s net interest margin decreased to 4.43% for the nine months ended September 30, 2004 compared to 4.82% as of September 30, 2003.

Provision for Loan Losses

The provision for loan losses was $4.5 million for the nine months ended September 30, 2004 as compared to $4.0 million for the nine months ended September 30, 2003. The increase was due to loan growth as many of the asset factors used to determine this provision and the adequacy of the loan loss reserve have continued to improve since December of 2003. These factors include changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current economic conditions. Management believes that overall real estate market conditions in metropolitan Atlanta appear to be stable to improving and the national economy improved during the third quarter of 2004. Management believes that the present allowance for loan losses was adequate at September 30, 2004.

Non-interest Income

Non-interest income was $24.2 million for the nine months ended September 30, 2004 an increase of $6.8 million, or 39.08% compared to $17.4 million for the nine months ended September 30, 2003. The major components of the increase were insurance agency income, gain on sales of investment securities and income from the sale of SBA loans. Insurance agency income increased $4.1 million, or 113.89% to $7.7 million from $3.6 million for the nine months ended September 30, 2004 and 2003, respectively due primarily to the acquisition of BMIA in January 2004. Income from bank owned life insurance increased $0.2 million, or 11.76% to $1.9 million from $1.7 million for the nine months ended September 30, 2004 and 2003, respectively. Income from the sale of SBA loans increased $0.8 million, or 61.54% to $2.1 million from $1.3 million for the nine months ended September 30, 2004 and 2003, respectively. A gain on sales of investment securities of $1.2 million was recognized for the nine months ended September 30, 2004, compared to $0.6 million for the nine month period ended September 30, 2003.

Non-interest Expense

Non-interest expense increased $8.9 million or 26.37% to $48.4 million from $38.3 million for the nine months ended September 30, 2004 and 2003, respectively. The increase was largely attributable to the acquisition of First Colony in May 2003 and the additional expenses associated with the elimination of 38 positions in June of 2004. Salaries were $23.7 million, an increase of $5.1 million, or 27.42% from the nine months ended September 30, 2003. The Company’s efficiency ratio was 56.16% for the nine months ended September 30, 2004 compared to 55.14% for the nine months ended September 30, 2003.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, and the amount of other nondeductible amortization expenses. For the nine months ended September 30, 2004, the provision for taxes was $9.1 million, an increase of $1.2 million from the $7.9 million provided for in the same period in 2003. The effective tax rate for the nine months ended September 30, 2004 was 28.19% compared to 29.15% for the same period in 2003. The effective tax rate for the nine months ending September 30, 2004 is lower than for the same period in 2003 due to a tax refund received in 2004 that has been credited against the income tax expense for 2004.

Capital

Capital management consists of providing equity to support both current and anticipated future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and the Georgia Department of Banking and Finance (“Georgia Department”) and the Bank is subject to capital adequacy requirements imposed by the FDIC and the Georgia Department of Banking and Finance.

The Federal Reserve Board, the FDIC, and the Georgia department have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, and to account for off-balance sheet exposure.

The guideline for a minimum ratio of capital to risk-weighted assets (including certain off- balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of Tier 1 Capital, which includes common equity, retained earnings and a limited amount of qualifying preferred stock and qualifying trust preferred securities, less goodwill. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 Capital” and, together with Tier 1 Capital, “Total Capital”).

In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies and state banks, which provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.

The capital measures used by the federal banking regulators are the Total Capital ratio, the Tier 1 Capital ratio, and the leverage ratio. Under the regulations, a bank holding company or a bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure.

The Georgia Department has adopted generally the same definitions for capital adequacy as the Federal Reserve and the FDIC. Under Georgia Department policies, Georgia state banks must maintain not less than 4.5% Tier 1 capital, and generally most institutions will require at least 5.5% Tier 1 capital. Additional capital may be required based on the Georgia Department’s consideration of the quality, type and diversification of assets, current and historical earnings, provisions for liquidity with particular emphasis on asset/liability mismatches and sensitivity to market risks in the asset portfolios, the quality of management, and the existence of other activities that may expose the institution to risk, including the degree of leverage and risk undertaken by any parent company or affiliates. Further, the Georgia Department’s policies generally require that Georgia bank holding companies maintain a Tier 1 capital ratio of 4.0%, although higher ratios are required for holding companies experiencing or anticipating higher growth, and for those companies with significant financial or operational weaknesses, or higher risk profiles.

The Federal Reserve, the FDIC and the Georgia Department have not advised the Company or the Bank of any specific minimum capital ratios applicable to them.

At September 30, 2004, the Company and the Bank were well capitalized for regulatory purposes. The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of September 30, 2004 to the minimum and well-capitalized regulatory standards:

	Company	Bank	Minimum Required	Well Capitalized
Leverage ratio	8.01%	7.75%	4.00%*	5.00%
Risk based capital ratios:
Tier 1 risk based capital	8.90%	9.05%	4.00%	6.00%
Total risk-based capital	10.72%	10.31%	8.00%	10.00%

*	4.5% to 5.5% for Georgia Department purposes

In December 2003, the Board of Directors approved the filing of a $100.0 million universal shelf registration statement. The Company’s registration statement on Form S-3 became effective on January 15, 2004. On October 1, 2004, the Company announced its plans to offer for sale in an underwritten public offering approximately $50 million of its common stock within the next 90 days pursuant to its effective universal shelf registration statement in order to provide capital to support anticipated future growth.

Loans and Allowance for Loan Losses

At September 30, 2004, loans, net of unearned income, were $1.654 billion, an increase of $0.242 billion or 17.14% over net loans at December 31, 2003 of $1.412 billion. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state. Residential mortgage and commercial real estate loans increased $130.5 million or 13.31% from December 31, 2003 while real estate construction loans increased $75.4 million or 24.81% over the same period. The Company continues to monitor the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of changes in the economic environment on the loan portfolio.

The Company primarily focuses on the following loan categories: (1) commercial and industrial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate, and (5) consumer loans. The Company’s management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in metropolitan Atlanta.

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio. Based on a credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories. These categories have also been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guidelines and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively. By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses. Management also reviews charge-offs and recoveries on a monthly basis to identify trends.

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

The allowance for loan losses is established by risk group as follows:

•	Large classified loans, nonaccrual loans and loans considered impaired are evaluated individually with specific reserves allocated based on management’s review.

•	The remainder of the portfolio is allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan category. Allocation weights are assigned based on the Company’s historical loan loss experience in each loan category; although a higher allocation weight may be used if current conditions indicate that loan losses may exceed historical experience.

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

For the nine month period ending September 30, 2004, net charge-offs totaled $1.4 million or 0.11% (annualized) of average loans outstanding for the period, net of unearned income, compared to $2.1 million or 0.19% (annualized) in net charge-offs for the same period in 2003. The provision for loan losses for the nine months ended September 30, 2004 was $4.5 million compared to $4.0 million for the same period in 2003. The allowance for loan losses totaled $24.3 million or 1.47% of total loans, net of unearned income at September 30, 2004, compared to $21.2 million or 1.47% of total loans at December 31, 2003.

The following table presents an analysis of the allowance for loan losses for the nine-month periods ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004		2003
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of period	$21,152		$18,860
Provision charged to operating expense	4,474		3,994
Charge-offs:
Commercial and industrial	501	20.78%	1,344	56.05%
Real estate - construction	503	20.86%	—	0.00%
Real estate - mortgage	342	14.18%	158	6.59%
Real estate - other	92	3.82%	50	2.09%
Consumer and other	973	40.36%	846	35.28%

Total charge-offs	2,411	100.00%	2,398	100.00%
Recoveries:
Commercial and industrial	363	34.87%	58	18.77%
Real estate - construction	50	4.80%	—	0.00%
Real estate - mortgage	179	17.20%	51	16.50%
Real estate - other	32	3.07%	—	0.00%
Consumer and other	417	40.06%	200	64.72%

Total recoveries	1,041	100.00%	309	100.00%

Net charge-offs	1,370		2,089

Balance of allowance for loan losses at end of period	$24,256		$20,765

Net annualized charge-offs (recoveries) as a percentage of average loans	0.11%		0.19%
Reserve for loan losses as a percentage of loans at end of period	1.47%		1.47%

Non-Performing Assets

Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed real estate. It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

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

However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company’s management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein. The Company’s management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. Management is not aware of any loans that meet the definition of a troubled debt restructuring as of September 30, 2004. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated costs to sell.

The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property’s value is assessed annually and written down to its fair value less costs to sell.

Non-performing assets decreased by $6.8 million since December 31, 2003. The Bank was able to reduce its non-performing assets during the first three quarters of 2004 through the sale of property securing our largest non-performing loan, refinance of another large non-performing loan by another bank, and the liquidation of collateral obtained through foreclosure.

The following table presents information regarding non-performing assets at the dates indicated:

	September 30, 2004	December 31, 2003	September 30, 2003
	(Dollars in thousands)
Non-performing assets
Non-accrual loans
Commercial and industrial	$368	$2,821	$1,535
Real estate - construction	173	2,281	2,247
Real estate - mortgage	568	1,944	1,667
Real estate - other	3,559	4,435	4,902
Consumer and other	62	67	504
Other real estate and repossessions	1,132	1,940	1,367

Total non-performing assets	$5,862	$13,488	$12,222
Loans past due 90 days or more and still accruing	$1,990	$1,923	$3,407
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income	0.12%	0.13%	0.24%
Ratio of non-performing assets to loans, net of unearned income and other real estate	0.35%	0.95%	0.86%

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

The ALCO has developed a program of action which includes, among other things, the following: (i) selling substantially all conforming, long-term, fixed rate mortgage originations, (ii) seeking to originate and retain for the portfolio shorter term, higher yielding loan products which meet the Company’s underwriting criteria; and (iii) actively managing the Company’s interest rate risk exposure.

Interest Rate Risk

The normal course of business activity exposes the Company to interest rate risk. Interest rate risk is managed within an overall asset and liability framework for the Company. The principal objectives of asset and liability management are to predict the sensitivity of net interest spreads to potential changes in interest rates, control risk and enhance profitability. Funding positions are kept within predetermined limits designed to properly manage risk and liquidity. The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company’s financial instruments, cash flows and net interest income. The Company’s interest rate risk position is managed by ALCO.

The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies. Interest rate scenario models are prepared using software created and licensed from an outside vendor. The Company’s net interest income simulation includes all financial assets and liabilities. This simulation measures both the term risk and basis risk in the Company’s assets and liabilities. Term risk in the result of repricing and maturity timing mismatches. This is caused when the rates of interest paid on deposits and other liabilities are changed at different times than when the rates of interest on loans and investments change. Basis risk is caused by the differences in the amounts by which interest rates change from one instrument to another. The simulation also captures the option characteristics of products, such as caps and floors on floating rate loans, the right to pre-pay mortgage loans without penalty and the ability of customers to withdraw deposits on demand. These options are modeled through the use of primarily historical customer behavior and statistical analysis. Other interest rate-related risks such as prepayment, basis and option risk are also considered. Simulation results quantify interest risk under various interest rate scenarios. Management then develops and implements appropriate strategies. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to decrease no more than 3.5% given a change in selected interest rates of 100 basis points over any 12-month period. The Board of Directors regularly reviews the overall rate risk position and asset and liability management strategies.

The Company uses three standard scenarios—rates unchanged, rising rates, and declining rates—in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 100 basis points upward and downward rate shock. The following table illustrates the expected effect a given interest rate shift would have on the fair market value of the Balance Sheet and the annualized projected net interest income of the Company as of September 30, 2004.

Change in Interest Rates	Increase / (Decrease) in FMV of Balance Sheet	Increase / (Decrease) in Net Interest Income
+ 100 basis points	4.49%	4.71%
- 100 basis points	-5.29%	-2.38%

These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates. This model indicates that the Company is asset sensitive in that its assets will reprice faster in a rising rate environment than its interest sensitive liabilities. In 2004, the Federal Reserve has increased the federal funds rates 25 basis points in each of June, August and September.

In fiscal 2004, the Company has continued to face term risk and basis risk. If interest rates rise, net interest income may actually increase if interest on deposits and other liabilities lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit of interest on deposits and other liabilities relative to market rates. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable, which could also create significant risk to net interest income. ALCO’s subcommittee, the pricing committee, meets weekly to establish interest rates on loans and deposits and review interest rate sensitivity and liquidity positions.

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

Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

The Company’s derivatives activities are monitored by its ALCO as part of its risk-management oversight of the Company’s treasury functions. The Company’s ALCO is responsible for approving various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.

The following chart illustrates the Bank’s derivative positions as of September 30, 2004. Market values have been determined by published bid prices or bid quotations for interest rate swaps and floors received from securities dealers.

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Received Fixed Prime Swap - amortizing	Apr-02	Apr-05	$20,000,000	4.75%	6.63%	1.88%	$173,994
Received Fixed Prime Swap	Mar-03	Mar-06	$50,000,000	4.75%	5.26%	0.51%	$(182,146)
Received Fixed Prime Swap	Aug-03	Aug-06	$100,000,000	4.75%	5.59%	0.84%	$(83,959)

Total Received Fixed Swaps			$170,000,000				$(92,111)

Interest Rate Floors
Type	Transaction Date	Term Date	Notional	Strike Rate	Current Rate	Current Spread	Market Value
Prime based Floor	Jun-03	Jun-05	$100,000,000	3.75%	4.75%	-1.00%	$—

Total Interest Rate Floors			$100,000,000				$—

Total Derivative Positions			$270,000,000				$(92,111)

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis.

During the past three years, the Company’s liquidity needs have primarily been met by growth in deposits, advances from Federal Home Loan Bank (“FHLB”), purchase of Federal funds, and capital from retained earnings and acquisitions. The FHLB allows member banks to borrow against their eligible collateral to satisfy their liquidity requirements. As of September 30, 2004, the Company had $18.5 million available on its FHLB line based on current eligible collateral. Federal funds purchased and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. As of September 30, 2004, the Company had $25.0 million in federal funds lines. The Company’s cash and federal funds sold and cash flows from amortizing investment and loan portfolios have generally created an adequate liquidity position. Executive management reviews liquidity monthly. This review is from a regulatory as well as static and a four-quarter forecasted standpoint.

Market and public confidence in the financial strength of the Company and financial institutions in general will determine the Company’s access to supplementary sources of liquidity. The Company’s capital levels and asset quality determine levels at which the Company can access supplementary funding sources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures are credit (as discussed previously), interest rate risk and to a lesser degree, liquidity risk. The Bank has an Asset Liability and Risk Management policy approved by the Board of Directors of the Bank through the Asset and Liability Committee (“ALCO”). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms. During the third quarter of 2004 the Company relied on a third party vendor for asset/liability modeling. There were no other changes in the Company’s internal control over financial reporting that may have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries are a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Company. To the Company’s knowledge, no such material proceedings were threatened against it or its subsidiaries. From time to time, the Company and its subsidiaries are parties to legal proceedings in the ordinary course of business, after consultation with legal counsel, does not anticipate that the current litigation matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the third quarter of 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	The following are filed with or incorporated by reference into this report

Exhibit No.	Description
3.1	Articles of Incorporation of Main Street Bank, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-78046 on Form S-4) as amended by Certificate of Merger and Name Change (incorporated by reference to Exhibit 3.1 of the December 31, 1996, Form 10-KSB)

3.2	Bylaws of Main Street Bank, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-78046 on Form S-4)

10.1	Employment agreement dated September 8, 2004 between the Registrant and Sam B Hay III (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 15, 2004) *

10.2	Employment agreement dated September 8, 2004 between the Registrant and Edward C. Milligan (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 15, 2004) *

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

Date: November 8, 2004	By:	/s/ EDWARD C. MILLIGAN
Edward C. Milligan, Chairman and Chief Executive Officer

Date: November 8, 2004	By:	/s/ ROBERT D. MCDERMOTT
Robert D. McDermott, Chief Financial Officer