Form 10-K
period 2004-12-31
MAIN STREET BANKS INC /NEW/
filed 2005-03-16
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission file number 000-25128

MAIN STREET BANKS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2104977
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

770-786-3441

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

The aggregate market value of voting stock held by non-affiliates as of February 28, 2005 (based on the closing price on June 30, 2004):

$444,215,225

The number of shares outstanding of the registrant’s common stock as of February 28, 2005:

21,298,505

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

MAIN STREET BANKS, INC.

FORM 10-K

DECEMBER 31, 2004

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future local and national economic or business and real estate market conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of allowances for loan losses and other estimates;

•	the risks of mergers and acquisitions, including without limitation, the related costs, including integrating operations and personnel as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting rules, policies and practices;

•	changes in technology and/or products – especially those that result in increased costs to us or less benefits to us than we had expected;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events; and

•	other factors and risks described in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

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

The Parent Company is a financial holding company which engages through its subsidiaries, Main Street Bank (“the Bank”) Main Street Insurance Services, Inc. (“MSII”), Piedmont Settlement Services, Inc. (“Piedmont”) and MSB Payroll Solutions, LLC in providing a full range of banking, mortgage banking, investment and insurance services to its retail and commercial customers located primarily in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale and Walton counties in Georgia. The Parent Company was incorporated on March 16, 1994 as a Georgia business corporation. Its executive offices are located at 3500 Lenox Road, Atlanta, Georgia 30326, and its telephone number is 770-786-3441. The Company has no foreign activities.

Effective November 17, 2000, the Parent Company became a financial holding company under the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), which amended the Bank Holding Company Act and expanded the activities in which the Company may engage. After becoming a financial holding company, in December 2000 the Parent Company acquired Williamson Insurance Agency, Inc. and Williamson & Musselwhite Insurance Agency, Inc. Upon consummation of the acquisition, the two insurance companies were combined with the Bank’s existing Insurance division as a single subsidiary and the name was ultimately changed to Main Street Insurance Services, Inc. In January of 2004 MSII acquired substantially all of the assets of Banks Moneyhan Hayes Insurance Agency, Inc.

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

Subsidiary Bank

The Bank, a state chartered commercial bank, provides traditional deposit, lending, mortgage and securities brokerage services. Main Street Bank conducts a general banking business at 23 bank offices in Georgia. The Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts.

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

Management seeks to achieve consistent growth within its primary market areas while maintaining a quality loan portfolio with acceptable yields. The Company monitors its lending objectives primarily through its Credit Review committees. The Company’s lending objectives are clearly defined in its Lending Policy, which is reviewed annually and approved by the Board of Directors. New loans for borrowers with total credit exposure exceeding $750,000 require co-approval by officers in the Bank’s Credit Administration Department. New loans with credit exposure exceeding $4,000,000 require additional approval by one or more executive officers of the Bank. New loans with credit exposure exceeding $12,500,000 require prior approval by the Board of Directors, which also reviews specific credit approvals exceeding $5,000,000 made during the prior month.

The Credit Review committee process includes the Executive Review Committee, the Eastern and Western Senior Review Committees, and the Credit Risk Management Committee. The Executive Review Committee is chaired by the President of the Bank and includes officers from the Credit Administration and Credit Review Departments. Executive Review Committee annually reviews credit analysis and financial statements for borrowers with credit relationships exceeding $1,500,000 in exposure. The Eastern and Western Senior Review Committees annually review credit analysis and financial statements for borrowers with credit relationships exceeding $500,000 in total credit exposure up to $2,500,000 in total credit exposure. These committees are chaired by officers from the Credit Administration department and its members include officers from the Credit Review and branch administration areas. These committees also review delinquent loan accounts and overdrawn deposit accounts during the monthly meeting. The Credit Risk Management Committee meets on a quarterly basis and reviews the Bank’s larger adversely graded loans. This committee is chaired by officers from the Bank’s Credit Review Department and includes officers from the Credit Administration and branch administration areas.

Commercial mortgage lending has significantly contributed to the Bank’s loan growth during the past several years. Loans included in this category are for the acquisition or refinancing of commercial buildings, a majority of which are owner-occupied. These loans are underwritten based on our estimates of the borrower’s ability to meet certain minimum debt service requirements and the value of the underlying collateral to meet certain loan to value guidelines. The Bank also seeks security interests in equipment or other business assets of the borrower as well as personal guaranties.

The Bank also underwrites loans to finance the construction of residential properties, and on a limited basis, commercial properties, which include speculative and pre-sale properties. Speculative construction loans involve a higher degree of risk, as these are made on the basis that a borrower expects to be able to sell the project to a potential buyer after a project is completed. Pre-sale construction loans usually have a pre-qualified buyer under contract before construction is to begin. The major risk for pre-sale loans is completing the project in a timely manner and according to plan specifications. Non-residential construction loans include construction loans for churches, commercial buildings, strip shopping centers, and acquisition and development loans. These loans also carry a higher degree of risk and are subject to clear underwriting guidelines. All construction loans are secured by first liens on real estate and generally have floating interest rates. The Bank conducts periodic inspections either directly or through an agent prior to approval of periodic draws on these loans. Our management focuses on the borrowers’ past experience in completing projects in a timely manner and the borrowers’ financial condition with special emphasis placed on the borrowers’ liquidity ratios. Although construction loans are deemed to be of higher risk the Bank believes that it can monitor and manage this risk properly.

The Bank also underwrites residential real estate loans. Generally, these loans are owner-occupied and are amortized over a 15 to 20 year period with three to five year maturity or repricing. Typically, a borrower’s debt to income ratio cannot exceed 36% and the loan to appraised value ratio cannot exceed 89.9%.

The Bank also underwrites non real estate related commercial and industrial loans. Generally, these asset based loans are for working capital purposes and are secured by inventory, accounts receivable, equipment, or personal guarantees. The Bank’s underwriting standards for this type of lending include requiring the borrower to maintain certain working capital and debt ratios as well as a positive cash flow from operations. Borrowers in this category will generally have a debt service coverage ratio of at least 1.3 to 1.0. The Bank also seeks to perfect its security interests in the borrower’s inventory, accounts receivable, equipment or other business assets of the borrower as well as personal guaranties.

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

Consumer loans include automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of the loan. Consumer loans involve greater risk than residential mortgage loans. This is due to the fact that these loans may be unsecured or secured by rapidly depreciating assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by factors such as job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

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

The Bank charges loan origination fees which are calculated as a percentage of the amount loaned. The fees received in connection with the origination of conventional, single-family and residential real estate loans have generally amounted to two to three points (one point being equivalent to 1% of the principal amount of the loan). In addition, the Bank typically receives fees of one or two points in connection with the origination of conventional, multi-family residential loans and commercial real estate loans. Loan fees and certain direct loan costs are deferred and the net fee or cost is amortized into income using the interest method over the expected life of the loan.

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

Investment Securities – The Bank must maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments) as determined by management. Our regulators also review our liquidity. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used for loans and other activities. Current regulatory and accounting guidelines regarding securities (including mortgage backed securities) require us to categorize securities as “held to maturity,” “available for sale” or “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at fair value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. Securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

The changes in fair value in our available for sale portfolio reflect market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio.

The Bank’s investment portfolio policy authorizes investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities and collateralized mortgage obligations, (v) certificates of deposit, (vi) investment grade corporate bonds and commercial paper, (vii) mutual funds; and (viii) trust preferred securities. The Board of Directors may authorize additional types of investments, however all investments at December 31, 2004 were within the existing authorized categories.

As a source of liquidity and to supplement its lending activities the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings by the Bank and, through repayments, as a source of liquidity. Mortgage-backed securities represent an interest in a pool of residential or other types of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally governmental sponsored entities or “GSE”) that pool and repackage the loans in the form of securities, to investors, like the Bank. The GSEs, which include GinnieMae, FreddieMac and FannieMae, may guarantee the payment of principal and interest to investors.

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

The Bank also invests in mortgage-related securities, primarily collateralized mortgage obligations or “CMOs”, issued or sponsored by GinnieMae, FreddieMac and FannieMae and can invest in securities of private issuers as well. Investments in private issuer collateralized mortgage obligations can be made because these issues generally are higher yielding than agency sponsored collateralized mortgage obligations with similar average life and payment characteristics. All such investments must be rated at least A1/ A+. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligations securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass-through mortgage backed securities where cash flows are distributed pro rata to all security holders. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. We invest only in investment grade tranches of CMOs with investment ratings of at least A1 / A+ (Moody’s / S&P).

The Bank’s investments also include certain other investments. These investments are recorded at cost which approximates market value. These other approved investments include Federal Home Loan Bank of Atlanta or “FHLB” stock. The Bank also participates in Community Reinvestment Act (CRA) qualified investments of high quality and limited risk that benefit our communities and promote our compliance with that Act.

Deposits. The Company offers a full range of depository accounts and services to both individuals and businesses. These deposit accounts have a wide range of interest rates and terms and consist of demand, savings, money market and time accounts.

The Bank’s current savings deposit products include passbook savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts and time deposits. Terms on interest-bearing deposit accounts range from three months to ten years. Included among these savings deposit products are Individual Retirement Account (“IRA”) certificates and Keogh Plan retirement certificates (collectively “retirement accounts”). The Bank offers preferred rates for time deposits in denominations of $100,000 or more at terms ranging from one month to five years.

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

Brokered deposits are deposits obtained by the Bank utilizing an outside broker that is typically paid a fee. The Bank will utilize brokered deposits to obtain deposits with maturities and options that assist with the management of various balance sheet interest rate risks. These deposits typically have a higher interest rate than deposits obtained locally, but provide other benefits such as:

•	Obtaining deposits not available in the Bank’s market area.

•	Targeting a specific maturity and preferred dollar amount outside the Bank’s marketing area without being required to offer it to all of the Bank’s current depositors, in an effort to decrease the overall cost of deposits to the Bank and increasing the likelihood that the desired deposit maturities are obtained.

•	Issuing long-term time deposits with continuous call options outside the Bank’s market area. This allows the Bank to obtain the options it desires to manage the balance sheet without running the risk of impacting its local depositors by calling time deposits when rates decline.

•	Reducing the operating costs the Bank incurs compared to the costs of issuing time deposits in its local market area.

Brokered time deposits are set up on the Bank’s core processing system; however, normal retail documentation will not be required on these deposits. Our goal is to limit total issuance of brokered deposits to not more than 10% of deposits in aggregate. Brokered deposits through any one Broker should not exceed 2% of assets. Brokered deposits were $167.3 million at December 31, 2004 or 9.78% of total deposits and 7.19% of total assets.

National deposits are obtained from banks, savings & loans and credit unions by advertising our time deposit rates on the Internet. These are treated similarly to retail time deposits with the same documentation. National deposits should not exceed 15% of assets. National time deposits will be obtained in small denominations, usually $99,000, and are obtained from a wide variety of depositors. Internet generated deposits were $116.5 million at December 31, 2004 or 6.81% of total deposits and 5.01% of total assets.

Other Funding Sources: The Bank is eligible to obtain advances from the FHLB upon collateral consisting of the FHLB common stock the Bank owns, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand our lending base on a long-term basis through the extension of maturities of liabilities.

The Bank also, from time to time, enters into sales of securities under agreements to repurchase. Such reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities on the balance sheet.

Insurance Services. The Company provides insurance services to individuals and businesses through its subsidiary, MSII. MSII provides a variety of insurance products for consumers including life, health, homeowners, automobile and umbrella liability coverage. Commercial products include coverage for property, general liability, worker’s compensation and group life and health. MSII is an insurance agency and does not underwrite policies but rather acts as a broker.

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

Business Combinations

Since 1995, the Company has been reviewing and analyzing possible acquisition and growth opportunities in the Atlanta metropolitan area. Its strategic plan has been to enhance shareholder value by creating a larger high performing banking company in the Atlanta area. The goal has been to provide broader and more comprehensive services to its customers, create efficiencies in the administration and service functions and provide a larger shareholder base with a more liquid security trading on a national market.

During 2003 the Company acquired First Colony Bancshares, Inc., the former holding company of First Colony Bank, a $320 million asset holding company headquartered in Alpharetta, Georgia (“First Colony”). First Colony’s banking offices in Alpharetta, Roswell, and Cumming gave the Bank a strong presence in North Fulton County and the Cumming Office augmented the Company’s presence in Forsyth County. First Colony Bank was merged into the Bank.

During 2003 the Company completed the acquisition of the remaining 50% interest from the other partners of Piedmont Settlement Services, LLP, a Pennsylvania limited liability partnership. Upon this acquisition, the operations were transferred upstream to an intermediate holding company that subsequently changed its name to Piedmont Settlement Services, Inc. Piedmont is a wholly-owned subsidiary of the Parent Company. Piedmont is a third party provider of mortgage loan related services.

During 2004 MSII acquired substantially all of the assets of Banks Moneyhan Hayes Insurance Agency, Inc. (“BMIA”), an insurance agency headquartered in Conyers, Georgia. BMIA’s insurance agency offices are located in Conyers and Athens, Georgia and sells business and property and casualty insurance, as well as group life and health. BMIA was the dominant insurance agency in Newton and Rockdale counties and allowed us to further expand our customer base in our geographic markets.

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

The Bank competes with other banks in its primary service area in obtaining new deposits and accounts, making loans, obtaining branch banking locations and providing other banking services. The Bank also competes with savings and loan associations and credit unions for savings and transaction deposits, time deposits and various types of retail and commercial loans.

The Bank must compete with other financial intermediaries, including mortgage banking firms and real estate investment trusts, small loan and finance companies, insurance companies, credit unions, leasing companies and certain government agencies. Competition exists for time deposits and, to a more limited extent, demand and transaction deposits offered by a number of other financial intermediaries and investment alternatives, including money market mutual funds, brokerage firms, government and corporate bonds and other securities.

Competition for banking services in the State of Georgia is not limited to institutions headquartered in the State. A number of large interstate banks, bank holding companies and other financial institutions and intermediaries have established loan production offices, small loan companies and other offices and affiliates in the State of Georgia. Many of the interstate financial organizations that compete in the Georgia market engage in regional, national or international operations and have substantially greater financial resources than the Company.

Management expects that competition will remain intense in the future due to State and Federal laws and regulations, and the entry of additional bank and non-bank competitors in its markets.

Employees

As of December 31, 2004, the Company had a total of 518 full-time equivalent employees. These employees are provided with fringe benefits in varying combinations, including health, accident, disability and life insurance plans. None of the Company’s employees are subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company also maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility. In the opinion of management the Company enjoys good relations with its employees.

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

Supervision and Regulation

Supervision, regulation and examination of the Parent Company, the Bank and their subsidiaries are intended primarily for the protection of depositors rather than holders of Parent Company securities. The Parent Company is a financial holding company registered with the Federal Reserve and the Georgia Department of Banking and Finance under the Bank Holding Company Act of 1956 (“BHC Act”) as amended, the “Holding Company Act” and the Georgia Bank Holding Company Act, respectively. As a result, it is subject to the supervision, examination and reporting requirements of these acts and the regulations of the Federal Reserve and the Georgia Department of Banking and Finance issued under these acts. To remain as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well capitalized and well managed and has a rating of “satisfactory” or better under the Community Reinvestment Act of 1977 (“CRA”).

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

The Gramm-Leach-Bliley Act (“GLB Act”) was enacted on November 12, 1999. The GLB Act permits bank holding companies meeting certain management, capital and community reinvestment standards to engage in a substantially broader range of non-banking activities than were permitted previously, including insurance underwriting and merchant banking activities. The BHC Act was amended to permit a financial holding company to engage in any activity and acquire and retain any company that the Federal Reserve determines to be (a) financial in nature or incidental to such financial activity or (b) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The GLB Act repealed sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. The GLB Act permits banks to be under common control with securities firms, insurance companies, investment companies and other financial interests if these companies are subsidiaries of a financial holding company. Some of these affiliations are also permissible for bank subsidiaries. The GLB Act gives the Federal Reserve broad authority to regulate financial holding companies, but provides for functional regulation of subsidiary activities by the Securities and Exchange Commission, the Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.

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

For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the “sister bank” exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to prevailing rates in the institution’s region; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ “qualified” senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain non-depository affiliates which pose a danger to the institution; or (xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer without regulatory approval. At December 31, 2004, the Parent Company and the Bank were both “well capitalized” and were not subject to any of the foregoing restrictions.

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

Sarbanes-Oxley Act: On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to recent corporate scandals. The Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board (“PCAOB”) to oversee the conduct of audits of public companies. The duties of PCAOB include (i) registering public accounting firms that prepare audit reports, (ii) establishing auditing, quality control, ethics, independence and other standards for the preparation of audit reports, (iii) conducting inspections of registered public accounting firms and (iv) otherwise promoting high professional standards among, and improving the quality of audit services offered by auditors of public companies. The PCAOB is funded from assessments on public companies and is subject to the oversight of the Securities and Exchange Commission. In addition, the Sarbanes-Oxley Act attempts to strengthen the independence of public company auditors by, among other things, (i) prohibiting public company auditors from providing certain non-audit services to their audit clients, (ii) requiring a company’s audit committee to preapprove all audit and non-audit services being provided by its independent auditor, (iii) requiring the rotation of audit partners and (iv) prohibiting an auditor from auditing a client that has as its chief executive officer, chief financial officer, chief accounting officer or controller a person that was employed by the auditor during the previous year.

The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and principal accounting officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the Securities and Exchange Commission, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a misstatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods and (vi) requiring the Securities and Exchange Commission to issue standards of professional conduct for attorneys representing public companies. In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (i) the company’s audit committee must appoint and oversee the company’s auditors, (ii) each member of the company’s audit committee must be independent, (iii) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters, (iv) the company’s audit committee must have the authority to engage independent advisors and (v) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

The Sarbanes-Oxley Act contains several provisions intended to enhance the quality of financial disclosures of public companies, including provisions that (i) require that financial disclosures reflect all material correcting adjustments identified by the company’s auditors, (ii) require the disclosure of all material off-balance sheet transactions, (iii) require the Securities and Exchange Commission to issue rules regarding the use by public companies of pro forma financial information, (iv) with certain limited exceptions, including an exception for financial institutions making loans in compliance with federal banking regulations, prohibit public companies from making personal loans to its officers and directors, (v) with certain limited exceptions, require directors, officers and principal shareholders of public companies to report changes in their ownership in the company’s securities within two business days of the change, (vi) require a company’s management to provide a report of its assessment of the internal controls of the company in its annual report and requires auditors to attest to managements assertion of the internal controls, (vii) require public companies to adopt codes of conduct for senior financial officers and (viii) require companies to disclose whether the company’s audit committee has a financial expert as a member.

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

Capital Adequacy

The Parent Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the FDIC. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for the Tier 1 Capital ratio is 4.0%. At December 31, 2004, the Company’s consolidated Tier 1 Capital and Total Capital ratios were 12.33% and 13.59%, respectively. In December, 2004, the Company offered common stock through a capital offering that raised $51.1 million in additional capital. Without this common stock offering, the Company’s consolidated Tier 1 and Total Capital ratios would have been 9.21% and 10.88%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 4.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4.0% plus an additional cushion of 100 to 200 basis points. The Company’s Leverage Ratio at December 31, 2004, was 10.49%. Without the December, 2004, capital offering, the Company’s Leverage Ratio at December 31, 2004 would be 7.79%.

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

The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2004. Neither the Parent Company nor the Bank has been advised by any federal banking agency of any violations of specific minimum capital ratio requirement applicable to it.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on its business.

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

Potential Impact of Change in Interest Rates: The earnings of the Company depends to a large extent upon its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The net interest income of the Company would be adversely affected if changes in market interest rates resulted in the interest-bearing assets of the Company being reduced because of softening loan demand. In addition, a decline in interest rates may result in greater than normal prepayments of the higher interest-bearing obligations held by the Company.

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

Governmental Regulation – Banking: The Parent Company and the Bank are subject to extensive supervision, regulation and control by several Federal and State governmental agencies, including the Federal Reserve, FDIC, and the Georgia Department of Banking and Finance. Future legislation, regulations and government policy could adversely affect the Company and the financial institutions industry as a whole, including the cost of doing business. Although the impact of such legislation, regulation and policies cannot be predicted, future changes may alter the structure of and competitive relationships among financial institutions.

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

Item 2. Properties

The Company’s corporate headquarters are located at 3500 Lenox Road, Atlanta, Georgia. The main office of the Bank is located at 1134 Clark Street, Covington, Georgia. The Bank leases space for its headquarters and various support functions. These support functions include: an operations center, bank headquarters, and accounting facilities.

The Bank has 23 branch offices located in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale and Walton counties, Georgia, 17 of which are owned and 6 of which are leased. Deposit and loan operations, proof, information technology, and purchasing are located in leased space at 2118 Usher Street in Covington, Georgia. Accounting, Risk Management and Compliance are in leased space at 1122 Pace Street in Covington, Georgia. Human Resources, Piedmont Settlement Services and SBA Lending are located in leased space located at the Covington Professional Park on Highway 278, Covington, Georgia. The Bank’s corporate headquarters is in leased space at 1121 Floyd Street, Covington, Georgia. The Bank also leases a building in Covington, Georgia, adjacent to the owned facility on Pace Street, which serves as the location of the Branch Operations and Treasury departments.

Item 3. Legal Proceedings

Neither the Company nor any of its subsidiaries are a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Company. To our knowledge, no such material proceedings were contemplated or threatened against us or our subsidiaries. From time to time, the Parent Company and its subsidiaries are parties to legal proceedings in the ordinary course of business to enforce its security interest. Management, after consultation with legal counsel, does not anticipate that current litigation will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

Market Prices. Our common stock trades on the NASDAQ under the symbol “MSBK.”

The following table sets forth the high and low closing prices and the end of the quarter closing price of the common stock of the Parent Company and the dividends paid thereon during the periods indicated:

Quarter Ended	High	Low	Close	Dividend
2004
March 31	$27.50	$24.90	$27.34	$0.135
June 30	28.82	25.62	28.10	0.135
September 30	30.60	26.46	30.60	0.135
December 31	34.93	28.55	34.93	0.135

2003
March 31	$20.48	$18.75	$18.45	$0.120
June 30	25.40	18.50	24.94	0.120
September 30	26.00	23.37	25.02	0.120
December 31	27.92	25.01	26.52	0.120

As of February 28, 2005, there were approximately 1,738 shareholders of record of the Parent Company’s common stock. The Company believes that there are a significant number of shares of Common Stock held either in nominee name or street name brokerage accounts and consequently, the Company is unable to determine the number of beneficial owners of the Common Stock.

Dividend Policy and History. Neither the Parent Company’s articles of incorporation nor the bylaws set forth any restriction on the ability of the Parent Company to issue dividends to its shareholders. The Georgia Business Corporation Code, though, forbids any distribution which, after being given effect, would leave the Parent Company unable to pay its debts as they become due in the usual course of business. Additionally, the Georgia Business Corporation Code provides that no distribution shall be made if, after giving it effect, the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy any preferential dissolution rights.

The Parent Company is a legal entity separate and distinct from its subsidiaries. Substantially all of the Parent Company’s revenues result from amounts paid as dividends to the Parent Company by its subsidiaries. The Bank is subject to statutory and regulatory limitations on the payment of dividends to the Parent Company, and the Parent Company is subject to statutory and regulatory limitations on dividend payments to its shareholders.

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

The payment of dividends by the Parent Company may also be affected or limited by other factors, such as a requirement by the Federal Reserve to maintain adequate capital above regulatory guidelines.

Recent sales of unregistered securities. On January 2, 2004 the Company acquired substantially all of the assets of BMIA. As consideration for this acquisition, the Company issued 271,111 shares of its common stock to the shareholders of BMIA in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. These shares are the subject of an effective registration statement on Form S-3.

Equity Compensation Plans. The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights ( a )	Weighted-average exercise price of outstanding options, warrants, and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) ( c )
Equity compensation plans approved by security holders	1,075,684	$13.34	594,249
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,075,684	$13.34	594,249

Item 6. Selected Financial Data

The following table sets forth selected financial data for the last five years. The acquisitions of Banks Moneyhan Hayes Insurance Agency, Inc. on January 2, 2004 , First Colony Bancshares, Inc. on May 22, 2003 and First National Bank of Johns Creek on December 11, 2002 have significantly affected the comparability of Selected Financial Data. Specifically, since these acquisitions were accounted for using the purchase method, the assets of the acquired institutions were recorded at their fair values and the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for these businesses have been included in the Company’s results since the date these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these businesses have been included in the Company’s results. Discussion of these acquisitions can be found in the Business Combinations section of Part 1, Item 1. Business and in Note B – Acquisitions in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars and shares in Thousands except per share data)
EARNINGS
Interest income	$117,677	$98,835	$79,189	$84,752	$85,635
Interest expense	35,268	27,465	24,891	35,222	37,399
Net interest income	82,409	71,370	54,298	49,530	48,236
Non-interest income	30,623	24,344	19,078	14,112	10,676
Non-interest expense	62,618	52,943	39,873	39,342	35,041
Net income	30,950	26,699	20,471	14,347	13,925

SELECTED AVERAGE BALANCES
Assets	$2,133,741	$1,704,212	$1,194,583	$1,063,215	$980,641
Earning assets	1,879,990	1,525,504	1,101,286	990,358	914,113
Loans	1,578,622	1,259,640	857,184	775,236	713,862
Total deposits	1,571,723	1,313,888	966,238	896,804	828,794
Shareholders’ equity	218,680	168,496	111,579	99,951	83,578
Common shares outstanding - diluted	20,077	18,556	16,186	16,111	15,804

YEAR-END BALANCES
Assets	$2,326,534	$1,971,765	$1,381,990	$1,110,168	$1,070,575
Earning assets	2,090,748	1,759,669	1,259,942	1,016,163	999,907
Loans	1,699,035	1,443,326	982,486	811,446	735,963
Total deposits	1,710,210	1,458,403	1,128,928	908,181	885,910
Long-term obligations *	252,617	260,605	55,155	75,121	52,128
Shareholders’ equity	278,963	202,704	131,657	105,121	93,774
Common shares outstanding	21,230	18,981	16,242	15,699	15,534

PER COMMON SHARE
Earnings per share - basic	$1.59	$1.49	$1.30	$0.92	$0.90
Earnings per share - diluted	1.54	1.44	1.26	0.89	0.88
Book value	13.10	10.50	8.11	6.70	6.04
Cash dividend paid	0.54	0.48	0.42	0.36	0.24

FINANCIAL RATIOS
Return on average assets	1.45%	1.57%	1.71%	1.35%	1.42%
Return on average equity	14.15%	15.80%	18.30%	14.40%	16.70%
Average equity to average assets	10.25%	9.89%	9.02%	9.40%	8.52%
Dividend payout ratio	35.03%	33.36%	33.21%	32.70%	24.90%
Price to earnings	16.96	18.43	15.18	18.40	14.10
Price to book value	2.67	2.53	2.29	2.45	2.06

NON-FINANCIAL
Employees	518	541	459	392	404
Banking offices	23	25	23	21	23
ATMs	27	28	26	23	25

*	Long-term obligations include Federal Home Loan Bank advances, Trust Preferred Securities and Subordinated Debt. Discussions of Borrowings can be found in Note I – Borrowings section of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at December 31, 2004 as compared to December 31, 2003 and a comparison of operating results for the years ended December 31, 2004, 2003 and 2002. These comments should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing elsewhere herein.

Executive Overview

The year ended December 31, 2004 was both an exciting and challenging year for Main Street Banks, Inc. The Company experienced significant growth and change during the year. The year began with the successful integration of Banks Moneyhan Hayes Insurance Agency, Inc. into the Company in January.

In addition to the acquisition of the Insurance Agency, the Company also opened its new Midtown Center, and moved into new prototype banking centers in Roswell, Winder and Conyers.

The strong 2004 operating results were highlighted by:

•	A 15.9 percent increase in net income compared to the prior year with double digit loan and core deposit growth

•	Loans increased $255.7 million or 17.7 percent, compared to the prior year.

•	Asset quality was stable due to the Company’s insistence on properly margined collateral and principal guarantees in its lending policies, and due to the overall strength of the Atlanta economy.

•	Total deposits increased $251.8 million, or 17.3 percent during the year. The deposit mix improved as transaction deposits grew 22.2 percent compared to December 31, 2003.

•	Non interest income increased $6.3 million or 25.8 percent compared to the prior years

During 2005 the Company faces many risks and a great deal of competition. Key objectives and principles have been established to manage risks and maintain solid financial results. The following principles are of the greatest concern to management and are reflected in management’s decision making in daily decisions and in long-term strategic planning:

•	Solidify our position as Atlanta’s community banking market leader

•	Continue strong internal growth of loans and deposits

•	Maintain asset quality by:

1.	Keeping delinquency trends stable,

2.	Limiting shared national credits,

3.	Having a high percentage of portfolio well collateralized, and

4.	Keeping nonperforming assets low through active management and disciplined underwriting criteria.

•	Use a disciplined, limited, and rational acquisition strategy to achieve external growth when possible.

The Company has announced two new banking centers located in the Galleria business district (Cobb County, GA), and Suwanee, GA to aid in future growth. Additionally, the Company will continue to commit resources to both MSB Payroll Solutions, LLC and Piedmont Settlement Services to further enhance fee income and diversify the Company’s revenue stream.

Critical Accounting Policies

The accounting and reporting policies of the Parent Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. A summary of our significant accounting policies is included in Note A to Notes to our Consolidated Financial Statements. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities and the results of operations, and the Company considers these to be critical accounting policies. The following are the accounting policies that management believes are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments. The estimates and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

Allowance for Loan Losses: An allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb probable losses inherent in the loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers, among other matters, the fair market value or the estimated net realizable value of the underlying collateral, management’s estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions or reductions be made to the allowance for loan losses based on their judgments and estimates. Historically, our estimates of the level of allowance for loan losses required have been appropriate and have not required significant revision, and we expect that trend to continue.

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

Goodwill: In our financial statements, we have recorded $102.2 million of goodwill and other intangible assets, which represents the amount by which the price we paid for acquired businesses exceeds the fair value of tangible assets acquired plus the liabilities assumed. The determination of whether these assets are impaired involved significant judgments based upon management’s short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to sustain or increase business. Changes in strategy and/or market conditions may result in changes to recorded asset balances. On at least an annual basis, the Company conducts an evaluation to assess whether the fair value of our recorded goodwill and other intangible assets exceeds the aggregate carrying value of these assets. As long as the aggregate fair value exceeds the aggregate carrying value, no impairment is recognized in our financial statements. For the year ended December 31, 2004, management determined that there was no impairment of goodwill or intangible assets.

Net Income and Earnings per Share

The Company’s net income was $30.9 million, $26.7 million, and $20.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. Basic earnings per share were $1.59, $1.49, and $1.30 for the same periods, respectively, and diluted earnings per share were $1.54, $1.44 and $1.26 for the same periods. Earnings growth from 2002 to 2003 and from 2003 to 2004 resulted principally from merger activity and an increase in non-interest income fueled mainly by insurance agency income and service charges on deposit accounts. Earnings growth was further augmented by an increase in net interest income, which was directly related to an increase in the Company’s level of earning assets.

Earning Assets and Liabilities

Average earning assets in 2004 increased 23.2% over 2003 due principally to a 25.3% increase in total loans, offset partially by a 14.1% decrease in Federal Funds sold and Securities purchased under resell agreements. The average earning assets mix in 2004 changed from 2003 with loans at 84.0% and 82.6% for 2004 and 2003, respectively, and total investment securities at 15.0% and 16.0% for 2004 and 2003, respectively. The mix of earning assets is monitored on a continuous basis in order to place the Company in a neutral position so movements in interest rates will not adversely impact our return.

The following table presents the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.

	For the Year Ended December 31,
	2004			2003			2002
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in Thousands)
Interest Earning Assets
Loans, net of unearned income1 2	$1,578,622	$105,272	6.67%	$1,259,640	$87,852	6.97%	$857,184	$68,363	7.98%
Mortgage loans held for sale	6,480	312	4.81%	5,365	320	5.96%	5,106	294	5.76%
Investment securities:
Taxable	243,188	10,363	4.26%	204,775	8,816	4.31%	151,411	8,099	5.35%
Non-taxable[3]	38,385	2,308	6.01%	39,265	2,532	6.45%	36,694	2,503	6.82%
Interest bearing deposits	208	23	11.06%	1,199	29	2.42%	2,330	59	2.53%
Federal Funds sold	13,107	184	1.40%	15,260	146	0.96%	48,561	722	1.49%

Total interest earning assets	$1,879,990	$118,462	6.30%	$1,525,504	$99,695	6.54%	$1,101,286	$80,040	7.27%
Non-interest earning:
Cash and due from banks	38,506			34,163			31,338
Allowance for loan losses	(22,974)			(18,397)			(12,618)
Premises and equipment	48,235			38,265			27,240
Other real estate owned	2,296			1,425			1,656
Goodwill and other intangible assets	102,237			62,221			1,471
Other assets	85,451			61,031			44,210

Total assets	$2,133,741			$1,704,212			$1,194,583

Interest Bearing Liabilities
Demand and money market deposits	$540,690	$7,542	1.39%	$424,579	$5,735	1.35%	$254,927	$3,042	1.19%
Savings deposits	49,035	288	0.59%	47,905	349	0.73%	46,618	421	0.90%
Time deposits	749,430	19,059	2.54%	640,246	16,072	2.51%	490,746	18,692	3.81%
FHLB advances	164,973	3,634	2.20%	130,833	2,270	1.74%	68,925	1,316	1.91%
Federal Funds purchased and other borrowings	117,731	2,234	1.90%	44,876	1,586	3.53%	40,327	1,389	3.44%
Subordinated debt	51,167	2,511	4.91%
Trust preferred securities				31,783	1,453	4.57%	458	31	6.77%

Total interest bearing liabilities	$1,673,026	$35,268	2.11%	$1,320,222	$27,465	2.08%	$902,001	$24,891	2.76%
Non-interest bearing:
Demand deposits	232,568			201,158			173,947
Other liabilities	9,467			14,336			7,056

Total liabilities	$1,915,061			$1,535,716			$1,083,004

Shareholders’ equity	218,680			168,496			111,579

Total liabilities and shareholders’ equity	$2,133,741			$1,704,212			$1,194,583

Interest rate spread

(1)	Fee income related to loans of $10,980, $9,078 and $6,182 for the years ended December 31, 2004, 2003, and 2002, respectively, is included in interest income.

(2)	Non-accrual loans of $12,255, $11,548, and $3,356 at December 31, 2004, 2003 and 2002, respectively, are included in the average loan balances.

(3)	To make pre-tax income and resultant yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.

(4)	The net interest margin is equal to the net income divided by average interest-earning assets

Results of Operations

For the year ended December 31, 2004, Main Street Banks, Inc. reported net income of $30.9 million ($1.54 per diluted share) compared with net income of $26.7 million ($1.44 per diluted share) and $20.5 million ($1.26 per diluted share) for 2003 and 2002 respectively.

The primary factors that impacted the financial results in 2004 were as follows:

•	The acquisition of Banks Moneyhan Hayes Insurance Agency, Inc. in January, 2004

•	The acquisition of First Colony in May of 2003

•	We continued to experience significant loan growth throughout 2004

•	We experienced slower than expected deposit growth in 2004

•	The opening of the Midtown Banking Center

•	The sale of SBA loans and investment securities

•	The successful conversion to a new operating system platform

The Company’s total assets increased $354.8 million or 18.0% since December 2003, due primarily to growth in the investment and loan portfolios. Federal funds sold increased $4.0 million primarily due to additional proceeds from the capital offering in December, 2004. Loans, net of allowance for loan loss, increased 17.7% or $251.7 million since December 2003, while the investment portfolio increased $69.1 million. The growth in loans continues to be attributable to a strong economy in the Atlanta metropolitan area and the investment portfolio growth was primarily attributable to the investments in bonds of the proceeds from the $51 million common stock offering. Goodwill and intangible assets increased by $4.7 million as a result of the BMIA acquisition. Total deposits increased by 17.3% or $251.8 million due primarily to an ongoing deposit campaign, limited use of brokered and national deposits, and seasonal public funds.

Return on average assets for the year ended December 31, 2004 was 1.45%. This compares to 1.57% for the same period in 2003. Return on average equity for the year ended December 31, 2004 was 14.15% on average equity of $218.7 million. This compares to 15.85% on average equity of $168.5 million for the same period in 2003.

Net Interest Income: Net interest income for 2004 was $82.4 million compared to $71.4 million in 2003, an increase of 15.4% or $11.0 million. The increase in net interest income was largely the result of overall balance sheet growth and the corresponding increase in average interest earning assets, which grew 23.2% over the December 31, 2003 level. Growth in average loans of $319.0 million or 25.3% provided the bulk of the increase in earning assets and contributed most significantly to the growth in net interest income. Interest on earning assets yielded 6.30% in 2004 versus 6.54% in 2003, a 24 basis point decrease. The cost of interest bearing liabilities increased 3 basis points from 2.08% to 2.11% for the comparable period. Other investment income increased to $0.8 million at December 31, 2004 compared to $0.5 million for the same period in 2003, an increase of 59.1% or $0.3 million. This increase is mainly attributable to the Bank’s increased investment in FHLB capital stock of $4.7 million, which was required in order to increase borrowing capacity from the FHLB.

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

	2004 vs 2003			2003 vs 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest income on:
Loans	$22,178	$(4,758)	$17,420	$32,408	$(12,919)	$19,489
Mortgage loans held for sale	66	(74)	(8)	15	11	26
Investment securities:
Taxable	1,641	(94)	1,547	2,857	(2,140)	717
Non-taxable (1)	(56)	(168)	(224)	174	(145)	29
Interest-bearing deposits	(24)	18	(6)	(29)	(1)	(30)
Federal Funds sold	(20)	58	38	(495)	(81)	(576)

Total increase (decrease) in interest income	$23,785	$(5,018)	$18,767	$34,930	$(15,275)	$19,655
Interest expense on:
Demand deposits	$1,564	$243	$1,807	$2,010	$683	$2,693
Savings deposits	9	(70)	(61)	10	(82)	(72)
Time deposits	2,739	248	2,987	5,701	(8,321)	(2,620)
FHLB advances	601	763	1,364	1,183	(229)	954
Federal funds purchased and other borrowings	2,570	(1,922)	648	155	42	197
Subordinated debt	885	173	1,058	2,095	(673)	1,422

Total increase (decrease) in interest expense	8,368	(565)	7,803	11,154	(8,580)	2,574

Increase (decrease) in net interest income	$15,417	$(4,453)	$10,964	$23,776	$(6,695)	$17,081

[1]	To make pre-tax income and resultant yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.

Provision for Loan Losses: Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. The allowance for loan losses is established through a provision for losses based on management’s evaluation of loan portfolio data, specific loan allowance, and current economic conditions. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, management’s estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. As these factors change, the level of loan loss provision changes. The allowance for loan losses at December 31, 2004 was $25.2 million, representing 1.48% of outstanding loans, compared to $21.2 million or 1.47% of outstanding loans as of December 31, 2003. The 2004 provision of $7.4 million was $2.2 million higher than the provision of $5.2 million in 2003. This exceeded the provision of $4.0 million recorded in 2002. The increase in the provision expense is the result of consistent growth in the loan portfolio. Other factors influencing the level of the allowance did not change significantly in 2004. Net loans charged off in 2004 were $3.4 million compared to $2.9 million in 2003 and $2.9 million in 2002.

Non-interest Income: For 2004, non-interest income totaled $30.6 million, an increase of $6.3 million over non-interest income of $24.3 million in 2003, which represented a 25.9% increase. The growth in insurance agency income is attributable to the acquisition of BMIA. The growth in fee income was primarily fueled by the growth in demand deposit accounts. Other increases are also attributed to the growth in the Company’s insurance business lines as well as the Company’s income from bank owned life insurance.

The following table presents the major categories of non-interest income:

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Insurance agency income	$10,050	$4,857	$3,930
Service charges on deposit accounts	8,117	7,760	7,019
Mortgage banking income	3,274	3,342	2,576
Gain on sales of SBA loans	3,070	1,725	736
Income on BOLI	2,431	2,171	1,828
Other customer service fees	1,362	1,544	1,313
Net realized gains (losses) on securities	1,185	730	130
Investment agency commissions	828	264	361
Other non-interest income	306	1,951	1,185

Total non-interest income	$30,623	$24,344	$19,078

The following table represents the composition of insurance agency income:

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Insurance agency income
Commission income	$9,194	$4,561	$3,816
Contigency income	771	261	103
Other income	85	35	11

Total insurance agency income	$10,050	$4,857	$3,930

The following table represents the composition of mortgage banking income:

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Mortgage banking income
Gain on mortgage sales	$1,280	$1,127	$884
Origination fees	976	1,186	1,077
Non-conforming origination fees	687	541	84
Processing fees	143	228	292
Other fees	188	260	239

Total mortgage banking income	$3,274	$3,342	$2,576

Non-interest Expense: For the years ended 2004, 2003 and 2002, non-interest expense totaled $62.6 million, $52.9 million and $39.9 million, respectively. The following table presents the major categories of non-interest expense:

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Salaries and employee benefits	$37,464	$30,323	$23,158
Net occupancy and equipment	8,239	6,661	4,710
Other	6,921	6,622	5,464
Communications and supplies	3,999	3,736	2,817
Professional fees	2,243	2,150	1,265
Data processing fees	1,661	1,684	1,147
Marketing expense	1,203	1,080	869
Intangible amortization	508	365	180
Regulatory assessments	380	322	263

Total non-interest expense	$62,618	$52,943	$39,873

For 2004, non-interest expense increased 18.3% or $9.7 million over 2003. From 2003 to 2002, non-interest expense increased by 32.8%. The majority of the increase in 2004 and 2003 was related to an increase in salary and employee benefits expenses. Personnel related costs rose to $37.5 million or a 23.8% increase in 2004 compared to $30.3 million and $23.2 million in 2003 and 2002 respectively.

Personnel increases in 2004 were primarily related to the salaries and employee benefit expense for BMIA, which was acquired in January of 2004, as well as First Colony which was acquired in May of 2003. Also contributing to the increase in personnel expenses were general staffing increases concurrent with expansion of offices and business lines, increases in health insurance costs, and increases in 401(k) matching expenses. Performance based compensation, including bonuses and commissions, contributed to increases in the salaries and employee benefits category in 2004 due to the achievement of higher performance levels in virtually all of the Company’s operating units.

Income Taxes: Income tax expense includes both Federal income tax and Georgia state income tax. The amount of Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. In 2004, income tax expense was $12.0 million compared to $10.8 million in 2003. In 2002, income tax expense was $9.0 million. The Company’s effective tax rates in 2004, 2003, 2002, respectively, were 28.0%, 28.9%, and 30.6%. The decline in the effective tax rate in 2004 and 2003 was due to the effects of BOLI transactions and the impact of lower state tax expense.

Loans

At December 31, 2004, loans, net of unearned income, were $1.70 billion, an increase of $255.7 million or 17.7% over net loans at December 31, 2003 of $1.44 billion. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state. Residential mortgage and commercial real estate loans increased $155.1 million or 15.8% from December 31, 2003 while real estate construction loans increased $97.8 million or 32.2% over the same period. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

The Company primarily focuses on the following loan categories: (1) commercial and industrial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate, and (5) consumer loans. The Company’s management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in northern counties of Atlanta, Georgia.

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. The following table represents the composition of the Company’s loan portfolio:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Loan Type
Commercial and industrial	$127,476	$118,243	$104,062	$68,320	$97,572
Real estate - construction	401,815	304,046	238,415	173,464	150,107
Real estate - residential mortgage	288,703	269,358	198,400	152,226	162,706
Commercial real estate	846,945	711,209	404,630	366,003	263,500
Consumer and other	36,966	41,650	38,387	53,075	63,857
Unearned income and deferred loan fees	(2,870)	(1,180)	(1,407)	(1,642)	(1,779)

Loans, net of unearned income	$1,699,035	$1,443,326	$982,487	$811,446	$735,963

Mortgage loans held-for-sale	$4,563	$5,671	$8,176	$9,194	$2,248

Percent of loans category to total loans
Commercial and industrial	7.50%	8.19%	10.59%	8.42%	13.26%
Real estate - construction	23.65%	21.07%	24.27%	21.38%	20.40%
Real estate - residential mortgage	16.99%	18.66%	20.19%	18.76%	22.11%
Commercial real estate	49.85%	49.28%	41.18%	45.10%	35.80%
Consumer and other	2.18%	2.88%	3.91%	6.54%	8.67%
Unearned income and deferred loan fees	-0.17%	-0.08%	-0.14%	-0.20%	-0.24%

Loans, net of unearned income	100.00%	100.00%	100.00%	100.00%	100.00%

To accomplish the Company’s lending objectives, management seeks to achieve consistent growth within its primary market areas while maximizing loan yields and maintaining a high quality loan portfolio. The Company monitors its lending objectives primarily through its Pricing and Credit Review committees. The Company’s lending objectives are clearly defined in its Lending Policy, which is reviewed annually and approved by the Board of Directors. New loans for borrowers with total credit exposure exceeding $750,000 require co-approval by officers in the Bank’s Credit Administration department. New loans with credit exposure exceeding $4,000,000 require additional approval by one or more Executive Officers of the Bank. New loans with credit exposure exceeding $12,500,000 require prior approval by the Board of Directors, which also reviews specific credit approvals exceeding $5,000,000 during the prior month.

The Credit Review committee system includes the Executive Review Committee, the Eastern and Western Senior Review Committees, and the Credit Risk Management Committee. The Executive Review Committee is chaired by the President of the Bank and includes officers from the Credit Administration and Credit Review Departments. Executive Review Committee annually reviews credit analysis and financial statements for borrowers with credit relationships exceeding $2,500,000 in exposure. The Eastern and Western Senior Review Committees annually review credit analysis and financial statements for borrowers with credit relationships exceeding $500,000 in total credit exposure up to $2,500,000 in total credit exposure. This committee is chaired by officers from the Credit Administration department and its members include officers from the Credit Review and branch administration areas. These committees also review delinquent loan accounts and overdrawn deposit accounts during the monthly meeting. The Credit Risk Management Committee meets on a quarterly basis and reviews the Bank’s larger adversely graded loans. This committee is chaired by officers from the Bank’s Credit Review department and includes officers from the Credit Administration and branch administration areas.

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

The Bank also underwrites loans to finance the construction of residential properties and commercial properties, which include speculative and pre-sale loans. Speculative construction loans involve a higher degree of risk, as these are made on the basis that a borrower will be able to sell the project to a potential buyer after a project is completed. Pre-sale construction loans usually have a pre-qualified buyer under contract before construction is to begin. The major risk for pre-sale loans is getting the project completed in a timely manner and according to plan specifications. Non-residential construction loans include construction loans for churches, commercial buildings, strip shopping centers, and acquisition and development loans. These loans also carry a higher degree of risk and require strict underwriting guidelines. All construction loans are secured by first liens on real estate and generally have floating interest rates. The Bank conducts periodic inspections either directly or through an agent prior to approval of periodic draws on these loans. As an underwriting guideline, management focuses on the borrowers’ past experience in completing projects in a timely manner and the borrowers’ financial condition with special emphasis placed on liquidity ratios. Although construction loans are deemed to be of higher risk, the Bank believes that it can monitor and manage this risk properly.

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

Consumer loans include automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of the loan. Consumer loans involve greater risk than residential mortgage loans. This is due to the fact that these loans may be unsecured or secured by rapidly depreciating assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by factors such as job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The contractual maturity ranges of the commercial and industrial, commercial real estate and real estate-construction portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2004 are summarized as follows:

	One Year or Less	One Year Through Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial and industrial	$55,265	$42,959	$29,252	$127,476
Commercial real estate	201,400	532,556	112,989	846,945
Real estate - construction	323,684	75,526	2,605	401,815

Total	$580,349	$651,041	$144,846	$1,376,236
Loans with a predetermined interest rate	$338,097	$341,356	$59,635	$739,088
Loans with a floating interest rate	242,252	309,685	85,211	637,148

Total	$580,349	$651,041	$144,846	$1,376,236

Investment Securities

The Company uses its securities portfolio both as a source of income and as a source of liquidity. At December 31, 2004, investment securities totaled $327.2 million, an increase of $69.0 million from $258.2 million at December 31, 2003. At December 31, 2004, investment securities represented 14.1% of total assets, compared to 13.1% of total assets at December 31, 2003. The average yield on a fully taxable equivalent basis on the investment portfolio for the year ended December 31, 2004 was 4.50% compared to a yield of 4.65% for the year ended December 31, 2003 and 5.64% for the year ended December 31, 2002. Approximately $33.3 million or 10.2% of investment securities reprice within one year.

The following table presents the amortized costs and fair value of securities classified as available for sale and held-to-maturity at December 31, 2004, 2003 and 2002:

	December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Held-to-Maturity Securities:
State and political subdivisions	$11,716	$11,260	$10,788	$10,780	$688	$755

Total Held-to-Maturity securities	11,716	11,260	10,788	10,780	688	755

Available for Sale Securities:
U.S. Treasury securities	$15,179	$15,155	$10,249	$10,406	$87	$88
U.S. Government agencies and corporations	113,656	113,336	73,426	74,888	42,566	44,928
Mortgage-backed securities	161,336	161,523	128,460	129,709	117,491	119,933
State and political subdivisions	24,386	25,507	30,737	32,389	41,260	43,506

Total available for sale securities	$314,557	$315,521	$242,872	$247,392	$201,404	$208,455

Total Investments	$326,273	$326,781	$253,660	$258,172	$202,092	$209,210

The following table summarizes the contractual maturity of investment securities and their weighted average yields as of December 31, 2004. Average yields on investments are based on amortized cost.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
	(Dollars in Thousands)
U.S. Treasury securities	$—	0.00%	$15,155	3.06%	$—	0.00%	$—	0.00%	$15,155
U.S. Government agencies and corporations	17,058	3.76%	96,278	3.59%	—	0.00%	—	0.00%	113,336
Mortgage-backed securities	14,746	5.71%	129,648	4.18%	6,668	4.40%	10,461	4.79%	161,523
State and political subdivisions	1,594	3.64%	16,841	5.59%	10,677	6.44%	8,111	6.33%	37,223

Total	$33,398	4.61%	$257,922	3.99%	$17,345	5.66%	$18,572	5.46%	$327,237

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

At December 31, 2004, 10.6% of the mortgage-backed securities the Company held had contractual final maturities of more than five years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, their average lives will not be unduly shortened. If interest rates fall, prepayments will increase, and the average life of these securities will decrease.

The Company has adopted Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At the date of purchase, the Company is required to classify debt securities into one of three categories: held to maturity, trading, or available for sale. Equity securities are classified as available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity.

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

The Company periodically tests securities for other than temporary impairment. Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for U.S. Government agencies and corporations and mortgage-backed securities relate primarily to securities issued by FHLB, FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and not a change in credit quality. The investments were individually not significant relative to their respective amortized cost.

Deposits

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of demand, savings, money market, and time accounts. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits. Brokered and Internet time deposits at December 31, 2004 were $283.8 million compared to $131.2 million at December 31, 2003. The Bank uses brokered and internet time deposits as additional sources of funds to provide for the funding needs of the bank. Brokered and internet time deposits comprised 16.59% and 9.00% of our total deposits and 12.20% and 6.65% of our total assets at December 31, 2004 and 2003, respectively. The Bank’s lending and investing activities are funded principally by deposits, approximately 52.3% of which are demand, money market and savings deposits. Deposits at December 31, 2004 were $1.710 billion, an increase of $251.8 million or 17.3% from $1.458 billion at December 31, 2003. Non-interest-bearing deposits were $225.0 million at December 31, 2003, a decrease of $3.6 million, or 1.6% from $228.6 million at December 31, 2003. Time deposits were $780.2 million at December 31, 2004, an increase of $83.0 million, or 11.9% from $697.2 million at December 31, 2003. The deposit growth was due to internal growth. Due to the increase in the Bank’s lending activities during 2003 and 2004, the Bank has increased its participation in brokered and internet time deposits.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2004, 2003 and 2002 are presented below:

	Years Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Deposit Type
Non-interest-bearing demand deposits	$232,568	0.00%	$201,158	0.00%	$173,947	0.00%
Demand and money market deposits	540,690	1.39%	424,579	1.35%	254,927	1.19%
Savings deposits	49,035	0.59%	47,905	0.73%	46,618	0.90%
Time Deposits	749,430	2.54%	640,246	2.51%	490,746	3.81%

Total Deposits	$1,571,723	1.92%	$1,313,888	2.76%	$966,238	3.64%

The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity as of December 31, 2004:

(Dollars in Thousands)
Three months or less	$81,056
Over three months through six months	65,762
Over six months through twelve months	131,653
Over twelve months	92,187

Total time deposits greater than $100,000	$370,658

Borrowed Funds

Deposits are the primary source of funds for the Company’s lending and investment activities. The Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At December 31, 2004, the Company had borrowings of $201.1 million in the form of term FHLB advances and $73.4 million in securities sold under repurchase agreements and other overnight funding compared to $141.6 million and $112.9 million, respectively, at December 31, 2003. The Company’s weighted average interest rate on term FHLB advances for the year ended December 31, 2004 and 2003 was 2.68% and 2.20%, respectively. For a more detailed discussion of the borrowings of the Company, see Note I to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. As of December 31, 2004 the Company had $378.4 million in commitments to extend credit and $7.5 million in standby letters of credit that were outstanding.

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

Capital

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board, the FDIC and the Georgia Department of Banking and Finance.

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

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2004 to the minimum and well-capitalized regulatory standards. For comparative purposes, these ratios are shown both including the proceeds from our $51.1 million common stock offering in December 2004 and excluding the effect of this offering:

	Including the effect of the common stock offering		Excluding the effect of the common stock offering		Minimum Required	Well Capitalized
	Company	Bank	Company	Bank
Leverage ratio	10.49%	10.08%	7.79%	7.73%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	12.33%	11.92%	9.21%	9.18%	4.00%	6.00%
Risk-based capital	13.59%	13.04%	10.88%	10.43%	8.00%	10.00%

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

Shareholders’ equity increased to $279.0 million at December 31, 2004 from $200.5 million at December 31, 2003, an increase of $77.5 million or 38.7%. This increase was primarily the combined result of net income of $31.0 million, proceeds from the capital offering of $51.1 million, capital stock issued in conjunction with the Banks Moneyhan Hays Insurance Agency acquisition of $7.0 million and exercise of stock options of $1.9 million, less dividends declared on common stock of $10.5 million and net unrealized losses on investment securities available for sale of $4.1.

In December 2003, the Board approved a $100.0 million shelf offering. The net proceeds from the future sale of the securities, if any, would be used for general corporate purposes, including repurchasing shares of our common stock, acquisitions of other companies, and extending credit to, or funding investments in, our subsidiaries. The precise amounts and timing of the use of the net proceeds will depend upon the Company’s, and subsidiaries’ of the Company, funding requirements and the availability of other funds. Until the Company uses the net proceeds from the sale of any of our securities for general corporate purposes, the Company would use the net proceeds to reduce short-term indebtedness or for temporary investments. The Company expects that it will, on a recurrent basis, engage in additional financings as the need arises to finance our growth, through acquisitions or otherwise, or to fund subsidiaries of the Company. The SEC declared the Form S-3 registration statement effective on January 15, 2004.

On December 14, 2004, Main Street closed a public offering of 1,500,000 shares of its common stock. All shares were sold at $31.25 per share, pursuant to an underwriting agreement dated December 8, 2004. On December 30, 2004, the company issued an additional 225,000 shares as a result of the underwriters exercising their entire over-allotment option in connection with the public offering. The proceeds of this issuance will be used for general corporate purposes.

Subordinated Debt

The Parent Company owns all of the outstanding common stock of Main Street Banks Statutory Trust I and Main Street Banks Statutory Trust II. The trusts have issued mandatorily redeemable trust preferred securities (“Capital Securities”). As guarantor, the Parent Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the capital securities, the redemption price when a capital security is called for redemption, and amounts due if the Trust is liquidated or terminated.

The Trusts used the proceeds from the issuance of their Capital Securities and common stock to buy debentures of the Company. These debentures are the Trust’s only assets and their interest payments from the debentures finance the distributions paid on the Capital Securities. The Company’s financial statements reflect the debentures or the related income effects.

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

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current economic conditions. In November 2004, the Bank identified a problem loan relationship totaling approximately $2.5 million of principal balances that was originated outside its lending policies. The Company has significant doubt about collecting the entire principal balance of the loans as a result of an evaluation of the borrowers’ business and prospects, the financial strength of the loan guarantors and the estimated value of the collateral securing the loans, which is less than the principal balance of the loans. The Company determined that the impairment approximated $1.6 million. The Company recognized the impairment immediately and increased the provision for loan losses by the amount for the quarter ended December 31, 2004.

The Company’s level of non-performing assets increased marginally as of December 31, 2004. Management established specific reserves for the accounts that contributed to this increase, requiring an increase in the Allowance for Loan Losses relative to total loans. While the level of non-performing assets increased as of December 31, 2004, management anticipates that they will return to historical levels. Otherwise, management does not believe these or other factors affecting the allowance have significantly changed over the periods presented. Historically, we believe our estimates of the level of allowance for loan losses required have been appropriate and our expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.

The following represents the allocation of the loan loss allowance by loan category:

	Year ended December 31,
	2004		2003		2002		2001		2000
	Allowance	% *	Allowance	% *	Allowance	% *	Allowance	% *	Allowance	% *
	(Dollars in Thousands)
Commercial and industrial	$1,889	7.50%	$1,732	8.19%	$1,540	10.56%	$1,012	8.42%	$1,449	13.29%
Real estate - construction	5,958	23.65%	4,457	21.07%	3,528	24.18%	2,548	21.20%	2,200	20.17%
Real estate - residential mortgage	4,280	16.99%	3,947	18.66%	2,946	20.19%	2,254	18.76%	2,412	22.11%
Commercial real estate	12,558	49.85%	10,424	49.28%	6,007	41.17%	5,420	45.10%	3,905	35.80%
Consumer and other	506	2.01%	592	2.80%	568	3.89%	783	6.52%	941	8.63%

Allowance for loan losses	$25,191	100.00%	$21,152	100.00%	$14,589	100.00%	$12,017	100.00%	$10,907	100.00%

*	Percentage of respective loan types to total loans.

For the year ending December 31, 2004, net charge-offs totaled $3.4 million or 0.22% of average loans outstanding for the period, net of unearned income, compared to $2.9 million or 0.23% in net charge-offs for the same period in 2003. The provision for loan losses for the year ended December 31, 2004 was $7.4 million compared to $5.2 million for the same period in 2003. The allowance for loan losses totaled $25.2 million or 1.48% of total loans, net of unearned income at December 31, 2004, compared to $21.2 million or 1.47% of total loans at December 31, 2003. The increase in the allowance was primarily due to the overall growth in the loan portfolio.

With the acquisition of First Colony and First National Bank of Johns Creek, the Bank acquired total loans of $283.7 million and $92.7 million, respectively, with related allowances for loan losses of $4.2 million and $1.5 million, respectively. There were no purchase accounting adjustments made to the allowance related to these acquisitions.

The following table presents an analysis of the allowance for loan losses and other related data:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Average loans outstanding (net of unearned income)	$1,578,622	$1,259,640	$857,184	$775,236	$713,862
Total loans, net of unearned income at year end	1,699,035	1,443,326	982,486	811,446	735,963
Allowance for loan losses at beginning of year	21,152	14,589	12,017	10,907	9,744
Provision for loan losses	7,430	5,235	4,003	2,452	2,184
Charge-offs
Commercial and industrial	(2,297)	(1,970)	(1,547)	(329)	(330)
Real estate construction	(728)	(27)	(95)	(11)	(344)
Real estate mortgage	(342)	(243)	(291)	(363)	(110)
Real estate other	(92)	(50)	—	(25)	(38)
Consumer	(1,233)	(1,070)	(1,216)	(957)	(553)

Total charge-offs	(4,692)	(3,360)	(3,149)	(1,685)	(1,375)
Recoveries
Commercial and industrial	395	102	19	80	48
Real estate construction	61	—	—	—	—
Real estate mortgage	179	52	5	23	29
Real estate other	32	—	—	—	66
Consumer	634	261	219	240	211

Total recoveries	1,301	415	243	343	354
Net charge-offs	(3,391)	(2,945)	(2,906)	(1,342)	(1,021)
Additional allowance from acquisitions	—	4,273	1,475	—	—

Allowance for loan losses at end of period	$25,191	$21,152	$14,589	$12,017	$10,907

Ratio of allowance to end-of-year loans	1.48%	1.47%	1.48%	1.48%	1.48%
Ratio of net charge-offs to average loans	0.21%	0.23%	0.34%	0.17%	0.14%
Ratio of allowance to end-of-period non-performing loans	174.69%	157.93%	434.71%	849.26%	971.24%

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

The Company believes that the allowance for loan losses at December 31, 2004 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for loan losses at December 31, 2004.

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

Non-Performing Assets

The Company has several procedures in place to assist management in maintaining the overall quality of its loan portfolio. The Company has established written guidelines contained in its Lending Policy for the collection of past due loan accounts. These guidelines explain the Company’s policy on the collection of loans over 30, 60, and 90 days delinquent. Generally, loans over 90 days delinquent are placed in a non-accrual status.

However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company’s management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein. The Company’s management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. The Company had non-performing assets of $14.4 million, $13.5 million, and $4.2 million as of December 31, 2004, 2003, and 2002, respectively. For 2004, 2003 and 2002, the gross amount of interest income that would have been recorded on non-performing loans, if all such loans had been accruing interest at the original contract rate, was approximately $476,612, $286,706, and $217,272, respectively. The Company did not have any loans that were “troubled debt restructurings” as defined by SFAS No. 15. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated costs to sell.

The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property’s value is assessed at least annually and written down to its fair value less costs to sell.

The following table presents information regarding non-performing assets at the dates indicated:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Non-performing assets
Non-accrual loans
Commercial and industrial	$3,405	$2,821	$1,254	$336	$449
Real estate construction	2,069	2,281	120	355	—
Real estate mortgage	2,892	1,944	507	269	171
Real estate other	3,844	4,435	492	366	254
Consumer and other	45	67	983	89	249
Other real estate and repossessions	2,166	1,940	873	1,309	2,141

Total non-performing assets	$14,421	$13,488	$4,229	$2,724	$3,264
Loans past due 90 days or more and still accruing	$5,658	$1,922	$1,186	$3,000	$1,735
Ratio of past due 90 days or more loans to loans net of unearned income	0.33%	0.13%	0.12%	0.37%	0.24%
Ratio of non-performing assets to loans, net of unearned income and other real estate	0.85%	0.93%	0.43%	0.34%	0.44%

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

The Bank’s ALCO is comprised of senior officers of the Bank. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income. The ALCO’s decisions are based upon policies established by the Bank’s Board of Directors, which are designed to meet three goals: manage interest rate risk, improve interest rate spread and maintain adequate liquidity.

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

The Company uses three standard scenarios—rates unchanged, rising rates, and declining rates—in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 100 basis points upward and downward rate shock. The following table illustrates the expected effect a given interest rate shift would have on the fair market value of the Balance Sheet and the annualized projected net interest income of the Company as of December 31, 2004.

Change in Interest Rates	Increase / (Decrease) in FMV of Balance Sheet	Increase / (Decrease) in Net Interest Income
+ 100 basis points	3.780%	6.860%
- 100 basis points	-4.370%	-6.070%

These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

In fiscal 2005, the Company will continue to face term risk and basis risk and may be confronted with several risk scenarios. If interest rates rise, net interest income may actually increase if deposit rates lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit rates relative to market rates. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable, which could also create significant risk to net interest income. ALCO’s subcommittee, the pricing committee, meets weekly to establish interest rates on loans and deposits and review interest rate sensitivity and liquidity positions.

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

Interest rate swaps are currently utilized by the Company to hedge the interest rate risk associated with pools of loans that bear interest based upon the prime rate. The interest rate swaps synthetically convert the floating interest rate payments received on pools of assets bearing interest based upon the prime rates to fixed interest receipts. The Company assesses hedge effectiveness and measures hedge ineffectiveness on a quarterly basis for each hedging relationship. The Company performs its effectiveness testing by comparing the present value of the cumulative change in the variable interest payments on each swap to the present value of the cumulative change in the overall variable receipts on the underlying loans since the inception of the hedge. Hedge ineffectiveness is recognized to the extent that the cumulative change on the swap exceeds the cumulative change on the hedged variable interest receipts on the loans. If the ratio of the cumulative changes in the variable interest payments on a swap to the cumulative changes in the variable receipts on the underlying loans is outside of the range of 80% to 120%, the Company considers the hedging relationship to no longer be highly effective and would dedesignate the interest rate swap from its hedging relationship. Subsequent changes in the value of the derivative would be remeasured directly through earnings.

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

As of December 31, 2004 and 2003, derivatives with a fair value of $(1.2) million and $1.7 million, respectively, were included in other assets. The change in net unrealized loss of $0.6 million (pretax) in 2004 for derivatives designated as cash flow hedges is separately disclosed in the changes of shareholders’ equity and comprehensive income. In June 2003, the Company entered into a $100.0 million notional interest rate floor agreement and designated the derivative as a cash flow hedge of the changes in overall cash flows associated with certain variable rate loans. The Company dedesignated this floor as a cash flow hedge in the third quarter of 2003. Increases and decreases in the fair value of the dedesignated floors of $14 thousand and $(8) thousand in 2004 and 2003 respectively, were included in interest income. No hedging ineffectiveness on cash flow hedges was recognized during 2004.

Amounts reported in accumulated other comprehensive income related to derivatives is reclassified to interest income as interest payments are received on the Company’s variable-rate loans. The change in net unrealized gains on cash flow hedges reflects a reclassification of $2.2 million (pre-tax) and $0.3 million (pre-tax) of net unrealized gains from accumulated other comprehensive income to interest income during 2004 and 2003, respectively. During 2005, the Company estimates that an additional $553 thousand will be reclassified as a decrease in interest income.

Liquidity: Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company’s liquidity needs have primarily been met by growth in core deposits, advances from Federal Home Loan Bank, and additional capital. The Company’s cash and Federal Funds sold and cash flows from amortizing investment and loan portfolios have generally created an adequate liquidity position. Executive management reviews liquidity monthly. This review is from a regulatory as well as static and a four-quarter forecasted standpoint.

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

Short-term funding needs arise from funding of loan commitments and requests for new loans and from declines in deposits or other funding sources. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except time deposits of $100,000 and over.

Subject to certain limitations, the Bank may borrow funds from the Atlanta FHLB in the form of advances. Credit availability from the Atlanta FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB to the Bank were $201.1 million for term advances and $50.0 million in overnight funding at December 31, 2004. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. Unused borrowing capacity at FHLB at December 31, 2004 was approximately $48.5 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs.

Additionally, the Bank has Federal Funds purchased lines with SunTrust, First Tennessee, and the Bankers Bank in the amount of $15 million, $10 million and $30 million, respectively. The Company also has a line of credit with SunTrust in the amount of $20 million. At December 31, 2004, $4.9 million of the Bankers Bank line had been used. There were no outstanding balances on the other lines of credit.

In December 2004, the Company raised $51.1 million from the sale of 1,750,000 shares of common stock. The Company purchased bonds with the proceeds from this sale. These bonds can be used as additional collateral for future borrowing capacity or sold to generate additional liquidity for the Company if needed.

Contractual Obligations

The following table sets forth the principal maturities of our material contractual obligations owing to third parties at December 31, 2004 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Federal Home Loan Bank overnight	$50,000	$50,000	$—	$—	$—
Federal Home Loan Bank advances	201,070	63,570	122,500	—	15,000
Federal Funds purchased	4,931	4,931	—	—	—
Securities sold under repurchase agreements	18,437	18,437	—	—	—
Subordinated debt	51,547	—	—	—	51,547

Total	$325,985	$136,938	$122,500	$—	$66,547

Future payments for interest and operating lease obligations to third parties at December 31, 2004 are as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Federal Home Loan Bank overnight	$1,220	$1,220	$—	$—	$—
Federal Home Loan Bank advances	10,034	4,631	2,559	1,430	1,414
Federal Funds purchased	133	133	—	—	—
Securities sold under repurchase agreements	278	278	—	—	—
Subordinated debt	76,668	2,696	5,392	5,392	63,188
Operating leases	15,894	2,546	4,337	2,872	6,139

Total	$104,227	$11,504	$12,288	$9,694	$70,741

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

The following table presents the Company’s interest sensitivity GAP between interest earnings assets and interest bearing liabilities at December 31, 2004.

	Volumes Subject to Repricing Within
	0 - 90 Days	91 - 180 Days	181 - 365 Days	After One Year	Total
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Investment securities	$33,334	$20,065	$26,107	$247,731	$327,237
Interest-bearing assets	318	—	—	—	318
Loans	1,095,636	125,700	171,920	305,779	1,699,035
Mortgage loans held for sale	4,563	—	—	—	4,563
Other investments	23,782	—	—	—	23,782
Federal Funds sold and short-term investments	35,813	—	—	—	35,813

Total interest-earning assets	$1,193,446	$145,765	$198,027	$553,510	$2,090,748

INTEREST-BEARING LIABILITIES
Demand, money market and savings deposits	$662,787	$—	$—	$—	$662,787
Time deposits	137,922	131,064	288,835	222,344	780,165
FHLB advances	16,070	32,500	15,000	137,500	201,070
Trust preferred securities	—	—	—	51,547	51,547
Federal Funds purchased and other borrowings	60,678	12,500	—	190	73,368

Total interest-bearing liabilities	$877,457	$176,064	$303,835	$411,581	$1,768,937
Rate sensitive assets / rate sensitive liabilities	1.36	0.83	0.65	1.34	1.18
Period gap	315,989	(30,299)	(105,808)	141,929	321,811
Cumulative gap	315,989	285,690	179,882	321,811
Period gap to total assets	13.58%	-1.30%	-4.55%	6.10%
CUMULATIVE GAP TO TOTAL ASSETS	13.58%	12.28%	7.73%	13.83%

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

In December 2002, the FASB issued Statement No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income until the adoption of SFAS 123R beginning in January 2005. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note A in the accompanying financial statements for pro forma disclosure of the impact of stock options utilizing the Black-Scholes valuation method. The adoption of this statement did not have a material impact on the financial condition or operating results of the Company.

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” in December 2004. SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2005. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of the Company.

In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Due to the recognition and measurement provisions being suspended and the final rule delayed, we are not able to determine whether the adoption of these new provisions will have a material impact on our consolidated financial position or results of income.

Quarterly Financial Information (Unaudited)

The following table sets forth certain consolidated quarterly financial information of the Company. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.

	2004 Quarter Ended (unaudited)
	March 31	June 30	Sept 30	Dec 31
	(Dollars in Thousands, except per share data)
Interest income	$27,688	$28,470	$29,852	$31,667
Interest expense	7,762	8,251	9,019	10,236
Net interest income	19,926	20,219	20,833	21,431
Provision for loan losses	1,561	1,310	1,603	2,956
Securities gains	304	549	317	15
Earnings before income taxes	10,627	10,194	11,558	10,605
Net income	7,597	7,391	8,264	7,698
Net income per share, basic	0.39	0.38	0.43	0.39
Net income per share, diluted	0.38	0.37	0.41	0.38

	2003 Quarter Ended (unaudited)
	March 31	June 30	Sept 30	Dec. 31
	(Dollars in Thousands, except per share data)
Interest income	$21,545	$24,132	$26,310	$26,847
Interest expense	6,470	5,943	7,545	7,507
Net interest income	15,075	18,189	18,765	19,340
Provision for loan losses	1,047	1,801	1,146	1,241
Securities gains	184	132	301	113
Earnings before income taxes	8,197	9,193	9,787	10,359
Net income	5,750	6,384	7,118	7,447
Net income per share, basic	0.36	0.37	0.38	0.39
Net income per share, diluted	0.34	0.35	0.36	0.38

The results for any quarter are not necessarily indicative of results for any future period. This information should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary risk exposures (as discussed previously) are credit risk, interest rate risk and to a lesser degree, liquidity risk. The Bank operates under an Asset Liability and Risk Management policy approved by the Board of Directors of the Bank through the Asset and Liability Committee (“ALCO”). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors

Main Street Banks, Inc.

We have audited the accompanying consolidated balance sheets of Main Street Banks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Banks, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principals.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Main Street Banks, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

March 4, 2005

Atlanta, Georgia

Main Street Banks, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2004	2003
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$35,090	$39,839
Interest-bearing deposits in banks	318	1,021
Federal funds sold and securities purchased under agreements to resell	35,813	31,819
Investment securities available for sale (cost of $314,557 and $242,872 at December 31, 2004 and 2003, respectively)	315,521	247,392
Investment securities held to maturity (fair value of $11,260 and $10,780 at December 31, 2004 and 2003, respectively)	11,716	10,788
Other investments	23,782	19,651
Mortgage loans held for sale	4,563	5,671
Loans, net of unearned income	1,699,035	1,443,326
Allowance for loan losses	(25,191)	(21,152)

Loans, net	1,673,844	1,422,174
Premises and equipment, net	53,470	42,761
Other real estate	2,141	1,845
Accrued interest receivable	9,763	8,182
Goodwill and other intangible assets	102,170	96,237
Bank owned life insurance	42,056	35,773
Other assets	16,195	8,612

TOTAL ASSETS	$2,326,442	$1,971,765

LIABILITIES
Deposits:
Noninterest-bearing demand	$224,958	$228,610
Interest-bearing demand and money market	658,088	482,775
Savings	46,999	49,832
Time deposits of $100,000 or more	370,658	254,422
Other time deposits	409,507	442,764

Total deposits	1,710,210	1,458,403
Accrued interest payable	3,955	3,020
Federal Funds purchased and securities sold under repurchase agreements	73,368	112,859
Federal Home Loan Bank advances	201,070	141,605
Subordinated debt	51,547	—
Trust preferred securities	—	50,000
Other liabilities	7,329	5,335

TOTAL LIABILITIES	2,047,479	1,771,222

SHAREHOLDERS’ EQUITY
Common stock-no par value per share; 50,000,000 shares authorized; 21,229,545 and 18,981,340 shares issued and outstanding at December 31, 2004 and 2003, respectively	161,517	100,876
Treasury stock, at cost, 564,082 shares at December 31, 2004 and 2003, respectively	(8,789)	(8,789)
Retained earnings	126,448	104,539
Accumulated other comprehensive income, net of tax expense of $(120) and $2,203, respectively	(213)	3,917

TOTAL SHAREHOLDERS’ EQUITY	278,963	200,543

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,326,442	$1,971,765

See accompanying Notes to Consolidated Financial Statements

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
INTEREST INCOME
Loans, including fees	$105,584	$88,172	$68,657
Investment securities:
Taxable	9,556	8,309	7,875
Non-taxable	1,523	1,671	1,652
Federal Funds sold and other short-term investments	184	146	722
Interest-bearing deposits in banks	23	29	59
Other investments	807	508	224

TOTAL INTEREST INCOME	117,677	98,835	79,189
INTEREST EXPENSE
Interest-bearing demand and money market	7,542	5,735	3,042
Savings	288	348	421
Time deposits of $100,000 or more	8,959	6,893	6,536
Other time deposits	10,100	9,179	12,157
Federal Funds purchased	1,287	76	86
Federal Home Loan Bank advances	3,634	2,270	1,316
Trust preferred securities	2,511	1,453	31
Other interest expense	947	1,511	1,302

TOTAL INTEREST EXPENSE	35,268	27,465	24,891

Net interest income	82,409	71,370	54,298
Provision for loan losses	7,430	5,235	4,003

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	74,979	66,135	50,295
NON-INTEREST INCOME
Service charges on deposit accounts	8,117	7,760	7,019
Other customer service fees	1,362	1,544	1,313
Mortgage banking income	3,274	3,342	2,576
Investment agency commissions	828	264	361
Insurance agency income	10,050	4,857	3,930
Income from SBA lending	3,070	1,725	736
Income on bank owned life insurance	2,431	2,171	1,828
Other income	830	856	1,210
Gain (loss) on sales of premises and equipment	(524)	1,095	(25)
Investment securities gains	1,185	730	130

TOTAL NON-INTEREST INCOME	30,623	24,344	19,078
NON-INTEREST EXPENSE
Salaries and other compensation	31,938	25,574	19,911
Employee benefits	5,526	4,749	3,247
Net occupancy and equipment expense	8,239	6,661	4,710
Data processing fees	1,661	1,684	1,147
Professional services	2,243	2,150	1,265
Communications & supplies	3,999	3,736	2,817
Marketing expense	1,203	1,080	869
Regulatory agency assessments	380	322	263
Amortization of intangible assets	508	365	180
Other expense	6,921	6,622	5,464

TOTAL NON-INTEREST EXPENSE	62,618	52,943	39,873

Income before income taxes	42,984	37,536	29,500
Income tax expense	12,034	10,837	9,029

NET INCOME	$30,950	$26,699	$20,471

Basic net income available to shareholders per share	$1.59	$1.49	$1.30
Diluted net income available to shareholders per share	$1.54	$1.44	$1.26
Weighted average shares - basic	19,455,084	17,875,246	15,706,176
Weighted average shares - diluted	20,076,687	18,556,383	16,186,149

See accompanying Notes to Consolidated Financial Statements

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
	(Dollars in Thousands)
Balance, January 1, 2002	15,699,201	32,407	169,082	(1,034)	72,018	1,730	105,121
Net income					20,471		20,471
Net change in unrealized gains (losses) net of tax expense of $1,505						3,008	3,008
Net change in fair value of derivative instruments net of tax expense of $468						909	909
Less reclassification adjustment for net gains included in net income (net of tax expense of $44)						(86)	(86)

Comprehensive income							24,302
Common stock issued for acquisition	647,510	13,261					13,261
Treasury stock purchased	(295,000)		295,000	(5,824)			(5,824)
Common dividends paid					(6,601)		(6,601)
Exercise of stock options	67,500	337					337
Restricted stock award plan	127,125	930					930
Restricted stock forfeited	(3,838)	(23)					(23)
Tax benefit from exercise of stock options					154		154

Balance, December 31, 2002	16,242,498	46,912	464,082	(6,858)	86,042	5,561	131,657

Net income					26,699		26,699
Net change in unrealized gains (losses) net of tax expense of $(885)						(1,235)	(1,235)
Net change in fair value of derivative instruments net of tax expense of $38						74	74
Less reclassification adjustment for net gains included in net income (net of tax expense of $248)						(483)	(483)

Comprehensive income							25,055
Common stock issued for acquisition	2,599,983	50,983					50,983
Treasury stock purchased	(100,000)		100,000	(1,931)			(1,931)
Common dividends paid					(8,361)		(8,361)
Exercise of stock options	215,414	1,921					1,921
Restricted stock award plan	23,445	1,060					1,060
Tax benefit from exercise of stock options					159		159

Balance, December 31, 2003	18,981,340	100,876	564,082	(8,789)	104,539	3,917	200,543

Net income					30,950		30,950
Net change in unrealized gains (losses) net of tax expense of $(1,213)						(1,572)	(1,572)
Net change in fair value of derivative instruments net of tax expense of $(915)						(1,776)	(1,776)
Less reclassification adjustment for net gains included in net income (net of tax expense of $403)						(782)	(782)

Comprehensive income							26,820
Common stock issued for acquisition	271,109	7,000					7,000
Acquisition adjustment					(78)		(78)
Capital offering	1,725,000	51,101					51,101
Common dividends paid					(10,460)		(10,460)
Exercise of stock options	234,601	1,936					1,936
Restricted stock award plan	20,695	669					669
Restricted stock forfeited	(3,200)	(65)					(65)
Tax benefit from exercise of stock options					1,497		1,497

Balance, December 31, 2004	21,229,545	$161,517	564,082	$(8,789)	$126,448	$(213)	$278,963

See accompanying Notes to Consolidated Financial Statements

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Operating activities
Net income	$30,950	$26,699	$20,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,430	5,235	4,003
Depreciation and amortization of premises and equipment	3,705	3,191	2,457
Amortization of intangible assets	508	364	180
(Gain) loss on sales of other real estate	454	155	13
Investment securities gains	(1,185)	(730)	(130)
Net amortization of investment securities	1,288	1,597	607
Net accretion of loans purchased	41	(24)	(55)
(Gain) loss on sales of premises and equipment	524	(1,095)	25
Net decrease (increase) in mortgage loans held for sale	1,108	2,505	1,018
(Gain) loss on mortgage banking operations	(1,280)	(1,127)	(884)
Gains on sales of SBA loans	(3,070)	(1,725)	(736)
Deferred income tax (benefit) provision	(1,248)	(1,718)	(1,288)
Deferred net loan fees (cost amortization)	2,121	(889)	(110)
Vesting in restricted stock award plan	602	407	656
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,581)	(678)	(793)
Increase cash surrender value of bank owned life insurance	(1,284)	(1,420)	(1,828)
(Decrease) in accrued interest payable	935	(1,455)	(847)
Other	(430)	(2,481)	2,426

Net cash provided by operating activities	39,588	26,811	25,185

Investing activities
Purchases of investment securities available for sale	(168,092)	(145,464)	(151,188)
Purchases of investment securities held to maturity	(1,210)	(10,100)	—
Purchases of other investments	(4,131)	(14,324)	—
Maturities, paydowns and calls of investment securities available for sale	41,023	78,470	51,877
Proceeds from sales of investment securities available for sale	54,345	22,282	11,245
Net increase in loans funded	(424,873)	(334,250)	(206,306)
Proceeds from the sales of loans held for sale	169,163	161,323	131,298
Purchase of bank-owned life insurance	(5,000)	—	—
Purchases of premises and equipment	(17,764)	(10,777)	(4,841)
Proceeds from sales of premises and equipment	196	3,330	3,090
Proceeds from sales of other real estate	1,831	3,320	3,406
Improvements to other real estate	(185)	(197)	—
Net cash paid for acquisitions	(706)	(33,447)	—

Net cash used in investing activities	(355,403)	(279,834)	(161,419)

Financing activities
Net increase in demand and savings accounts	168,827	94,696	65,156
Increase in time deposits	82,980	(47,416)	59,585
Increase (decrease) in Federal Funds purchased	(39,492)	(3,807)	32,162
Net increase in Federal Home Loan Bank advances	59,465	145,605	(25,121)
Proceeds from the issuance of trust preferred securities	—	44,845	5,155
Dividends paid	(10,460)	(8,361)	(6,601)
Purchase of treasury stock	—	(1,931)	(5,825)
Proceeds from issuance of common stock	53,037	1,921	930

Net cash provided by financing activities	314,357	225,552	125,441
Net decrease in cash and cash equivalents	(1,458)	(27,471)	(10,793)
Cash and cash equivalents at beginning of period	72,679	100,150	110,943

Cash and cash equivalents at end of period	$71,221	$72,679	$100,150

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$21,330	$24,444	$25,738
Income taxes	13,926	11,400	7,250
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$5,138	$4,931	$3,335

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

Use of Estimates in the Preparation of the Financial Statements: The consolidated financial statements of Main Street Banks, Inc. and Subsidiaries are prepared in accordance with U.S. generally accepted accounting principles, and practices within the financial services industry, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of goodwill impairment, and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loans. Management believes that the allowance for loan losses is adequate and the valuation of goodwill and other real estate is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. The Company’s results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Reclassification: Certain previously reported amounts have been reclassified to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income or stockholders’ equity.

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

Investment Securities: Investment securities are classified into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. No securities have been classified as trading securities by the Company as of December 31, 2004.

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

Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If we determine that the value of any investment is other than temporarily impaired, we record a charge against earnings in the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. There was no other than temporary impairment for securities recorded in the years ending December 31, 2004, 2003 and 2002.

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

The Company evaluates loans for impairment when a loan is internally risk rated as substandard or doubtful. The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value. Impairment with regard to substantially all of the Company’s impaired loans has been measured based on the fair value of the underlying collateral. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy. At the time the contractual payments on a loan are deemed to be uncollectible, generally at 90 days past due, the Company’s policy is to record a charge-off against the Allowance for Loan Losses. As of December 31, 2004, the Company had $14.5 million in loans that were in excess of 90 days past due, of which $8.8 million are classified as nonaccrual.

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

Financial Instruments: In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or when related fees are earned.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition to such commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2004 and 2003 include $198.6 million and $75.9 million, respectively, in undisbursed credit lines and $179.8 million and $173.5 million, respectively, in unfunded construction and development loans. The Company’s experience has been that approximately 80 percent of loan commitments are ultimately drawn upon by customers.

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The maximum potential payments the Company could be required to make under outstanding standby letters of credit was $7.5 million and $7.2 million as of December 31, 2004 and 2003, respectively.

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

Goodwill and other intangible assets: The adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) resulted in the Company no longer amortizing goodwill. Prior to 2002, goodwill was amortized over periods ranging from 10 to 15 years. The Company tests goodwill and intangible assets for impairment annually. Goodwill is assigned to each individual acquisition on a stand alone basis. Goodwill was tested for impairment on November 1, 2004. The fair value of each reporting unit was estimated using the expected present value of future cash flows. This cash flow approach indicated that no impairment charge was required. The adoption of SFAS 142 had no material impact on the financial condition or operating results of the Company for prior years.

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

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands except per share data)
Numerator:
Basic and diluted net income	$30,950	$26,699	$20,471
Denominator:
Basic weighted average shares	19,455,084	17,875,246	15,706,176
Effect of employee stock options	621,603	681,137	479,973

Diluted weighted average shares	20,076,687	18,556,383	16,186,149

Diluted earnings per share	$1.54	$1.44	$1.26

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

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002: risk-free interest of 4.19%, 4.21% and 3.47%, respectively; dividend yield of 1.97%, 2.09% and 1.95%, respectively; volatility factor of the expected market price of the Company’s common stock of .199, .231, and .247, respectively; and a weighted-average expected life of the options of 8 years in each of 2004, 2003 and 2002. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of options granted during 2004, 2003 and 2002 was $6.76, $6.69 and $5.26, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options granted in 2004, 2003 and 2002 is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except per share data):

	For the Year Ended December 31,
	2004	2003	2002
Net income	$30,950	$26,699	$20,471
EPS - basic	1.59	1.49	1.30
EPS - diluted	1.54	1.44	1.26

Compensation cost - fair value	624	816	543
Less: tax effect	(212)	(277)	(185)
Net compensation costs - fair value	412	539	358

Net income, pro forma	30,538	26,160	20,113
EPS - basic	1.57	1.46	1.28
EPS - diluted	1.52	1.41	1.24

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

In December 2002, the FASB issued Statement No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income until the adoption of SFAS 123R beginning in January 2005. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note A in the accompanying financial statements for pro forma disclosure of the impact of stock options utilizing the Black-Scholes valuation method. The adoption of this statement did not have a material impact on the financial condition or operating results of the Company.

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” in December 2004. SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2005. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of the Company.

In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Due to the recognition and measurement provisions being suspended and the final rule delayed, we are not able to determine whether the adoption of these new provisions will have a material impact on our consolidated financial position or results of income.

Note B – Acquisitions

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

Assets acquired:
Cash and cash equivalents	$24,048
Loans	283,661
Other assets	17,894
Goodwill	72,962
Other intangibles	1,877

Total Assets	$400,442

Liabilities acquired:
Deposits	282,195
Other liabilities	17,567

Total Liabilities	$299,762

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

Assets acquired:
Loans	92,710
Other assets	17,796
Goodwill and other intangibles	14,800

Total Assets	$125,306

Liabilities acquired:
Deposits	96,007
Other liabilities	3,099

Total Liabilities	$99,106

During 2002 MSII, acquired Hometown Insurance Center, Inc. located in Winder, Georgia. Hometown is a multi-line independent insurance agency serving Barrow, Jackson, and Gwinnett counties. This acquisition was accounted for as a purchase.

In accordance with FAS 141 the following tables present unaudited summary information on a pro forma basis as if the acquisitions had occurred as of the beginning of each of the periods presented. The pro forma information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the periods presented or of any results which may be expected to occur in the future.

	December 31,
	2004	2003	2002
	(Dollars in Thousands except per share data)
Net interest income	$82,409	$72,105	$69,059
Net interest income after provision for loan losses	74,979	67,606	63,798
Net income	30,950	28,196	24,303
Earnings per share - Basic	$1.59	$1.55	$1.52
Earnings per share - Diluted	$1.54	$1.50	$1.48

Note C – Cash and Due From Banks

The Company is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks, or in cash. The average reserve requirements was $25,000 at December 31, 2004 and 2003.

Note D – Investment Securities

The following table details unrealized gains and losses on investment securities held to maturity and investment securities available for sale as of December 31, 2004 and 2003.

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
HELD-TO-MATURITY SECURITIES
State and political subdivisions	$11,716	$26	$(482)	$11,260

Total Held-to-Maturity securities	11,716	26	(482)	11,260

AVAILABLE FOR SALE SECURITIES
U.S. Treasury securities	$15,179	$—	$(24)	$15,155
U.S. Government agencies and corporations	113,656	353	(673)	113,336
Mortgage-back securities	161,336	1,168	(981)	161,523
State and polital subdivisions	24,386	1,207	(86)	25,507

Total available for sale securities	$314,557	$2,728	$(1,764)	$315,521

Total Investments	$326,273	$2,754	$(2,246)	$326,781

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
HELD-TO-MATURITY SECURITIES
State and political subdivisions	$10,788	$48	$(56)	$10,780

Total Held-to-Maturity securities	10,788	48	(56)	10,780

AVAILABLE FOR SALE SECURITIES
U.S. Treasury securities	$10,249	$157	$—	$10,406
U.S. Government agencies and corporations	73,426	1,572	(110)	74,888
Mortgage-back securities	128,460	1,461	(212)	129,709
State and polital subdivisions	30,737	1,765	(113)	32,389

Total available for sale securities	$242,872	$4,955	$(435)	$247,392

Total Investments	$253,660	$5,003	$(491)	$258,172

Those investment securities available for sale, which have an unrealized loss position at December 31, 2004, are detailed below:

	Securities impaired for less than 12 months		Securities impaired for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
AVAILABLE FOR SALE SECURITIES
U.S. Treasury securities	$15,155	$24	$—	$—	$15,155	$24
U.S. Government agencies and corporations	49,519	437	16,947	236	66,466	673
Mortgage-Backed securities	37,559	503	26,223	478	63,782	981
State and political subdivisions	1,378	23	1,989	63	3,367	86

Total available for sale securities	$103,611	$987	$45,159	$777	$148,770	$1,764

Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for U.S. Government agencies and corporations and mortgage-backed securities relate primarily to securities issued by FHLB, FNMA, FHLMC and GNMA. These unrealized losses are primarily attributable to changes in interest rates and not a change in credit quality. The investments were individually not significant relative to their respective amortized cost.

The amortized cost and estimated fair value of investment securities held to maturity and available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations without call or prepayment penalties.

	December 31, 2004
	Investment Securities Held-to-Maturity		Investment Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$1,100	$1,092	$32,298	$32,295
Due after one year through five years	4,856	4,735	253,215	253,068
Due after five years through ten years	2,470	2,400	14,366	14,875
Due after ten years	3,290	3,033	14,678	15,283

Total	$11,716	$11,260	$314,557	$315,521

Other investments are recorded at cost and are composed of the following:

	December 31,
	2004	2003
	(Dollars in Thousands)
Federal Home Loan Bank stock	$15,189	$10,450
Senior Housing Crime Prevention Foundation Preferred Stock	8,381	8,404
Banker’s Bank stock	172	172
Southeast Bankcard Association stock	40	40
Other investments	—	435
North Georgia Bank stock	—	150

Total other investments	$23,782	$19,651

During 2004, 2003 and 2002, proceeds from sales of investment securities available for sale were $54.3 million, $22.3 million and $11.2 million, respectively, with gross realized gains and losses of $1,107,303, $730,120 and $130,310, respectively. The tax impact of the gain or loss on these transactions was $396,483, $248,241 and $44,305 for the years ended December 31, 2004, 2003, and 2002, respectively. The method followed in determining the cost of investments sold is specific identification.

Securities with carrying values of $188.5 million and $133.0 million and estimated fair values of $189.2 million and $135.4 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits.

Note E – Loans

The following table represents the composition of the loan portfolio at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(Dollars in Thousands)
LOAN TYPE
Commercial and Industrial	$127,476	$118,243
Real estate - construction	401,815	304,046
Real estate - residential mortgage	288,703	269,358
Commercial real estate	846,945	711,209
Consumer and other	36,967	41,650
Less:
Purchase premium (discount)	(63)	981
Deferred net loan fees	(4,360)	(2,121)
Unearned income	1,552	(40)

LOANS, NET OF UNEARNED INCOME	$1,699,035	$1,443,326
Allowance for loan losses	(25,191)	(21,152)

LOANS, NET	$1,673,844	$1,422,174

At December 31, 2004 the Company had a market value adjustment on loans that were acquired during the First Colony Bancshares, Inc. acquisition of $0.6 million which is reflected in the loan amounts above. The Bank also has a purchase discount booked from the acquisition of First Federal Savings Bank in 1993. These balances are being amortized monthly.

At December 31, 2004 approximately $360.8 million of loans were pledged to secure Federal Home Loan Bank advances and for other purposes as required or permitted by law.

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

The Company occasionally sells the guaranteed portion of Small Business Administration (“SBA”) loans to third parties and retains the servicing rights for these loans. The Company has limited recourse related to these sales if a loan sold by the Bank defaults within 90 days of sale. The Company has never repurchased an SBA loan sold to a third party due to default within 90 days of the sale. A servicing asset has been recorded for these loans. The Company recognized a gain of $3.1 million on the sale of SBA loans during 2004 and $1.7 million on the sale of SBA loans during 2003. The Company serviced $24.6 million and $17.0 million of SBA loans for others as of December 31, 2004 and 2003, respectively.

A summary of the activity in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 follows:

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Balance at the beginning of the period	$21,152	$14,589	$12,017
Provision for loan losses	7,430	5,235	4,003
Loans charged off	(4,701)	(3,360)	(3,149)
Recoveries on loans previously charged off	1,310	415	243
Allowance of purchased institution at acquisition date	—	4,273	1,475

Balance at the end of the year	$25,191	$21,152	$14,589

Non-accrual loans were $12.2 million and $11.5 million at December 31, 2004 and 2003, respectively. The allowance for loan losses related to these impaired loans was $1.8 million and $1.7 million at December 31, 2004 and 2003, respectively. The average recorded investment in impaired loans was $12.7 million, $11.8 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Non-performing assets at December 31, 2004 and 2003 are detailed in the following table:

	December 31,
	2004	2003
	(Dollars in Thousands)
Non-performing assets
Non-accrual loans	$12,255	$11,548
Other real estate and repossessions	2,166	1,940

Total non-performing assets	14,421	13,488
Loans past due 90 days or more and still accruing	$5,658	$1,923
Ratio of past due loans to loans net of unearned income	0.33%	0.13%
Ratio of non-performing assets to loans, net of unearned income, and other real estate	0.85%	0.95%

Details of non-accrual loans at December 31, 2004, 2003 and 2002 appear below:

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Principal balance	$12,255	$11,548	$3,356
Interest that would have been recorded under original terms	477	287	217

Interest recognized on non-accrual loans was not significant for years ended December 31, 2004, 2003 and 2002.

Note F – Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of December 31, 2004 are detailed in the following table in thousands:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortizing goodwill	$98,300	$902	$97,398
Core deposit intangibles	1,877	313	1,564
Amortizing intangibles - customer list	2,937	175	2,762
Amortizing intangibles - covenants not to compete	372	40	332
Lease rights	248	134	114

Total Goodwill and other intangible assets	$103,734	$1,564	$102,170

The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2004 and 2003 are as follows:

(Dollars in Thousands)
Balance as of January 1, 2003	$16,512
Goodwill and other intangible assets acquired	80,089
Amortization	(364)

Balance at December 31, 2003	96,237
Goodwill and other intangible assets acquired	7,573
Fully amortized core deposit intangible	(1,132)
Amortization	(508)

Balance at December 31, 2004	$102,170

The Company recognized no amortization expense related to goodwill, and recognized amortization expense on intangible assets for each of the years ended December 31, 2004, 2003 and 2002 of $507,584, $364,499 and $180,000, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

For the year ended December 31,
2005	$510
2006	$510
2007	$510
2008	$510
2009	$510

Accumulated amortization was $1.56 million and $2.50 million at December 31, 2004 and 2003, respectively. The decline in 2004 is due to the write-off of fully depreciated core deposit intangible assets.

Note G – Premises and Equipment

Premises and equipment are composed of the following:

	December 31,
	2004	2003
	(Dollars in Thousands)
Land	$9,866	$7,785
Building and leasehold improvements	26,797	20,120
Furniture, fixtures and equipment	19,129	18,248
Construction in process	13,977	12,000
Less: accumulated depreciation and amortization	(16,299)	(15,392)

Total premises and equipment	$53,470	$42,761

Depreciation and amortization expense totaled $3.7 million, $3.2 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004, for leased facilities:

(In Thousands)
2005	$2,546
2006	2,239
2007	2,098
2008	1,679
2009	1,193
Thereafter	6,139

Minimum requirement	$15,894

Rental expense for all operating leases charged to earnings totaled $1.9 million, $1.0 million and $.05 million for years ended December 31, 2004, 2003 and 2002, respectively.

Note H – Deposits

The deposit mix for the years ended December 31, 2004 and 2003 are as follows:

	December 31,
	2004		2003
	Average Balance	Rate	Average Balance	Rate
	(Dollars in Thousands)
Deposit Type
Non-interest-bearing demand deposits	$232,568	0.00%	$201,158	0.00%
Demand and money market deposits	540,690	1.39%	424,579	1.35%
Savings deposits	49,035	0.59%	47,905	0.58%
Time Deposits	749,430	2.54%	640,246	3.00%

Total Deposits	$1,571,723	1.92%	$1,313,888	1.92%

The Company had $370.7 million and $254.4 million in time deposits over $100,000 at December 31, 2004 and 2003, respectively. Interest expense on these deposits was $9.0 million, $6.9 million, and $6.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table summarizes the maturities of time deposits at December 31, 2004:

December 31, 2004
(Dollars in Thousands)
Time deposits
2005	$557,822
2006	136,425
2007	25,840
2008	32,304
2009	27,774
After 2009	—

Total time deposits	$780,165

Note I – Borrowings

At December 31, 2004 and 2003 the Company had term advances from the Federal Home Loan Bank totaling $201.1 million and $141.6 million, respectively and overnight advances of $50.0 million and $69.0 million, respectively. The Company has pledged all of its eligible residential mortgage loans secured by first mortgages on one-to-four family dwellings as collateral. The Company has also pledged eligible commercial real estate loans. The Company is allowed to borrow up to 80% of the balance of the eligible first mortgage loans pledged as collateral, and up to 50% of the eligible commercial real estate loans. At December 31, 2004 and 2003 the available balance under the Company’s line with the Federal Home Loan Bank was approximately $48.5 million and $99.6 million, respectively. This decrease is the result of an increase in the amount borrowed at the Federal Home Loan Bank, although additional collateral has been added including investment securities. At December 31, 2004, the Company has 16 advances with rates between 1.59% and 4.80%.

The following table stratifies the Bank’s borrowings as short-term and long-term as of December 31, 2004 and 2003:

	December 31,
	2004		2003
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
SHORT-TERM
Securities sold under repurchase agreements	$12,500	4.46%	$17,500	3.82%
Retail customer repurchase agreements	5,746	1.82%	11,791	1.82%
Federal Funds purchased	54,932	2.70%	1,842	1.43%

Total short-term borrowings	$73,178		$31,133

LONG-TERM
Federal Home Loan Bank advances	$201,070	2.68%	$210,605	2.11%
Subordinated debt	51,547	5.23%	—	0.00%
Trust preferred securities	—	0.00%	50,000	4.51%
Securities sold under repurchase agreements	—	0.00%	12,500	3.95%
Other repurchase agreements	190	0.00%	226	0.00%

Total long-term borrowings	$252,807		$273,331

The aggregate stated maturities of long-term debt outstanding are summarized as follows:

December 31, 2004
(Dollars in Thousands)
Long-term debt
2005	$63,760
2006	122,500
2007	—
2008	—
2009	—
Thereafter	66,547

Total long-term debt	$252,807

At December 31, 2004 the Company had additional borrowings outstanding as shown in the table below:

	Amount	Maturity	Rate
	(Dollars in Thousands)
Securities sold under repurchase agreements	$12,500	04/23/05	4.46%
Retail customer repurchase agreements	5,746	Daily	1.82%
Main Street Banks Statutory Trust I	5,155	11/15/32	5.23%
Main Street Banks Statutory Trust II	46,392	06/30/33	5.23%
Federal Home Loan Bank Advances:
Overnight Daily Rate Credit	50,000	01/03/05	2.44%
Fixed Rate Credit	5,000	02/28/05	1.59%
Fixed Rate Credit	10,000	03/31/05	1.88%
Fixed Rate Credit	25,000	04/23/05	1.98%
Fixed Rate Credit	7,500	06/27/05	2.36%
Fixed Rate Credit	5,000	08/29/05	1.85%
Fixed Rate Credit	10,000	12/26/05	2.83%
Fixed Rate Credit	25,000	02/28/06	2.60%
Fixed Rate Credit	25,000	04/10/06	2.69%
Fixed Rate Credit	15,000	05/02/06	2.43%
Fixed Rate Credit	25,000	05/22/06	2.73%
Fixed Rate Credit	7,500	06/26/06	3.24%
Fixed Rate Credit	25,000	06/28/06	2.80%
Convertible	10,000	12/19/11	4.80%
Convertible	4,449	12/19/11	4.69%
Convertible	551	12/19/11	4.80%

Government agency and mortgage backed securities in the amount of $33.3 million are pledged as collateral for the securities sold under repurchase agreements noted above.

Note J – Subordinated Debt

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

Subordinated debt is summarized below:

	December 31, 2004	December 31, 2003	Interest Rate of Securities and Debentures	Maturity of Securities and Debentures
	(Dollars in Thousands)
Main Street Banks Statutory Trust I	$5,155	$5,000	5.23%	2032
Main Street Banks Statutory Trust II	46,392	45,000	5.23%	2033

Total	$51,547	$50,000

Note K – Income Taxes

For the years ended December 31, 2004, 2003 and 2002, income tax expense consists of:

	2004	2003	2002
	(Dollars in Thousands)
Current income tax expense:	$13,282	$12,555	$10,317
Deferred income tax expense (benefit):	(1,248)	(1,718)	(1,288)

Total income tax expense	$12,034	$10,837	$9,029

Income tax differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	2004	2003	2002
	(Dollars in Thousands)
Earnings before income taxes	$42,984	$37,536	$29,499
Income tax expense at Federal statutory rate	15,044	13,138	10,325
Increase (decrease) resulting from:
Tax-exempt interest	(746)	(744)	(730)
Tax-exempt BOLI income	(854)	(760)	(639)
Other	(1,410)	(797)	73

Income tax expense	$12,034	$10,837	$9,029

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:

	2004	2003
	(Dollars in Thousands)
Allowance for loan losses	$9,729	$8,228
Depreciation on premises and equipment	(2,605)	(1,665)
Core deposit intangibles	331	217
Deferred net loan fees	1,322	840
Net unrealized gains on investments	125	(2,332)
Other, net	588	1,014

Net deferred tax asset	$9,490	$6,302

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

The following represents the Company’s commitments to extend credit and standby letters of credit as of December 31, 2004:

	2004	2003
	(Dollars in Thousands)
Commitments to extend credit	$378,386	$249,411
Standby letters of credit	7,513	7,234

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2004 and 2003 include $52.0 million and $75.9 million, respectively, in undisbursed credit lines and $326.4 million and $173.5 million, respectively, in unfunded construction and development loans. The Company’s experience has been that approximately 80 percent of loan commitments are ultimately drawn upon by customers.

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $7.5 million. The fair value of these standby letters of credit was $69 thousand and $66 thousand at December 31, 2004 and 2003, respectively. This amount was not recorded in the balance sheet as a liability in accordance with FIN 45 due to the immateriality of the amount.

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

Note M - Derivatives

The Company uses interest rate products, primarily interest rate swaps and floors, as part of its management of interest rate risk. As of December 31, 2004 and 2003, the Company was party to interest rate swap and floor contracts with $270.0 million and $285.0 million of notional amounts outstanding. The notional balance does not represent the amount the Company is obligated to pay or receive under these contracts. Rather, amounts receivable or payable under these contracts are determined based on whether the fixed rate to be received by the Company exceeds the floating rate to be paid by the Company for each interest calculation period. Regarding interest rate floors, the Company receives a payment from the counterparty if the Prime rate decreases below a certain level. The Company is exposed to credit risk to the extent that a counterparty fails to pay amounts owed to the Company under these agreements. The Company manages this credit risk by entering into agreements with counterparties with credit ratings acceptable under its risk management policy. These derivatives are designated as cash flow hedges of Prime-based loan receipts on a designated pool of Prime-based loans.

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

The following chart illustrates the Bank’s derivative positions as of December 31, 2004, dollars in thousands.

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Receive Fixed Prime Swap - amortizing	Apr-02	Apr-05	$20,000	5.25%	6.63%	1.38%	$68
Receive Fixed Prime Swap	Mar-03	Mar-06	$50,000	5.25%	5.26%	0.01%	$(462)
Receive Fixed Prime Swap	Aug-03	Aug-06	$100,000	5.25%	5.59%	0.34%	$(806)

Total Receive Fixed Swaps			$170,000				$(1,200)

Interest Rate Floors

Type	Transaction Date	Term Date	Notional	Strike Rate	Current Rate	Current Spread	Market Value
Prime based Floor	Jun-03	Jun-05	$100,000	3.75%	5.25%	-1.50%	$—

Total Interest Rate Floors			$100,000				$—

Total Derivative Positions			$270,000				$(1,200)

The following chart illustrates the Bank’s derivative positions as of December 31, 2003, dollars in thousands.

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Receive Fixed Prime Swap - amortizing	Apr-02	Apr-05	$35,000	4.00%	6.63%	2.63%	$688
Receive Fixed Prime Swap	Mar-03	Mar-06	$50,000	4.00%	5.26%	1.26%	$200
Receive Fixed Prime Swap	Aug-03	Aug-06	$100,000	4.00%	5.59%	1.59%	$771

Total Receive Fixed Swaps			$185,000				$1,659

Interest Rate Floors

Type	Transaction Date	Term Date	Notional	Strike Rate	Current Rate	Current Spread	Market Value
Prime based Floor	Jun-03	Jun-05	$100,000	3.75%	4.00%	-0.25%	$14

Total Interest Rate Floors			$100,000				$14

Total Derivative Positions			$285,000				$1,673

Note N – Related Party Transactions

Directors, executive officers, and their related interests were customers of the Company and had other transactions with the Company in the ordinary course of business. Loans outstanding to certain directors, executive officers, and their related interests at December 31, 2004 and 2003 were $2.04 million and $1.44 million, respectively. For the years ended December 31, 2004 and 2003, $3.81 million and $3.14 million, respectively of such loans were made and loan repayments totaled $3.13 million and $2.79 million for the respective years. It is the policy of the Company that such transactions are made on substantially the same terms as those prevailing at the time for comparable loans to other persons and do not involve more than normal risks of collectability or present other unfavorable features. All of these loans are in a current and performing status as of the report date. These individuals and their related interests also maintain customary demand and time deposit accounts with the Company. These totaled approximately $2.20 million and $2.07 million at December 31, 2004 and 2003, respectively.

The Company has operating leases for bank premises that are owned by related parties. These related parties consist of an individual who is a primary shareholder and member of the Board of Directors, and also an individual who is an Executive Officer of the Company. Terms for these related party leases are substantially the same as those that would be expected to prevail in the marketplace. During 2004, 2003 and 2002, total lease payments under these related party leases totaled approximately $550,000, $398,000 and $212,000, respectively.

The Company has entered into various construction contracts with a related party. The Company has contracts with the related party for the construction of a new professional building located on Highway 278 in Covington, Georgia and 2 new branch offices located in Conyers, Georgia and Winder, Georgia. These contracts were completed in 2004 and as of December 31, 2004, the Company has paid $6.5 million, including approximately $132,295 for various real estate leases, related to these contracts. The Company believes that the terms of these contracts are at least as favorable to it as terms available from unrelated third parties.

Note O – Employee Benefits

The Company sponsors a 401(k) Employee Savings Plan that permits employees to defer annual cash compensation as specified under the plan. All employees of the Company who are over the age of 21 and have worked 1,000 hours or more in their first 12 months of employment or 1,000 hours or more in any calendar year thereafter are eligible to participate, except for project consultants or employees hired for the first time by the Company after January 1, 2003. Employees are generally vested after 5 years of service. The Board of Directors determines the annual Company contribution, which was $530,916, $423,758 and $326,285, in 2004, 2003 and 2002, respectively.

The Company has a Management Incentive Bonus Plan for key executives that provides annual cash awards, if approved, based on eligible compensation and achieving earnings goals. The Company also has a General Bonus Plan that provides for annual cash awards to eligible employees as established by the Board of Directors. The total expense under these plans was $8.0 million, $5.1 million and $3.3 million in 2004, 2003 and 2002, respectively.

Note P – Stock Options and Long-Term Compensation Plans

The Company has a nonqualified Restricted Stock Award Plan and a Long-term Incentive Plan which grant restricted stock and other stock based compensation to key executives and officers of the Company. In the case of restricted stock, Company executives and officers designated as an “eligible executive” will vest in the number of shares of common stock awarded under the plan based on service over a five-year period. A total of 960,000 shares were authorized to be issued under the plans, with 761,742 shares of restricted stock issued as of December 31, 2004. No restricted stock has been issued under these plans since December 31, 2000.

In 2000 and 2001, respectively, the Board of Directors and Shareholders approved the Omnibus Stock Ownership and Long-Term Incentive Plan (“Omnibus Plan”) under which incentive stock options and non-qualified stock options to acquire shares of common stock, restricted stock, stock appreciation rights or units may be granted to eligible employees. A total of 800,000 shares were initially authorized to be issued under the plan and the Board of Directors and Shareholders approved an additional 800,000 shares to be used under the plan in 2003. Under the plan, 177,920 and 157,225 shares of restricted stock were issued as of December 31, 2004 and 2003, respectively. A total of 59,377 and 26,756 shares were vested with 118,543 and 130,469 shares issued and unvested as of December 31, 2004 and 2003.

During 2004, the Company issued 20,695 shares of restricted stock and granted 49,319 options under the Omnibus Plan. Including all types of awards, which include the above-mentioned option and restricted stock awards, the total number of share awards outstanding under the Omnibus Plan were 1,005,751 and 935,737 shares at December 31, 2004 and 2003, respectively. Option prices under all stock option plans are equal to the fair value of the Company’s common stock on the date of the grant. The options vest over time periods determined by the Compensation Committee of the Board of Directors and expire ten years from date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	For the Year Ended December 31,
	2004		2003		2002
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
Under option, beginning of year	1,314,780	$12.72	1,465,509	$12.77	1,152,353	$9.89
Granted	49,319	26.78	142,704	24.41	483,521	18.31
Exercised	(213,971)	12.79	(215,416)	8.28	(127,125)	7.31
Terminated	(74,444)	19.53	(78,017)	11.09	(43,240)	13.77

Under option, end of year	1,075,684	13.34	1,314,780	12.72	1,465,509	12.77
Exercisable, end of year	766,046	$10.59	823,952	$9.28	633,719	$8.01

Following is a summary of the status of options outstanding at December 31, 2004:

	Under Option			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

3.55 - 4.82	116,347	$4.16	1	116,347	$4.16
6.99 - 8.46	259,950	7.86	4	259,950	7.86
11.50 - 11.94	312,964	11.72	6	253,697	11.70
13.00 - 19.40	96,658	16.45	6	57,285	16.21
19.61 - 27.16	289,765	$22.64	8	78,767	$21.38

	1,075,684			766,046

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2004 and 2003:

	COMPANY		BANK
	Actual Amount	Ratio	Actual Amount	Ratio	Minimum Required	Well Capitalized
	(Dollars in Thousands)
As of December 31, 2004
Leverage ratio	$227,864	10.49%	$218,188	10.08%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	227,864	12.33%	218,188	11.92%	4.00%	6.00%
Risk-based capital	250,981	13.59%	238,522	13.04%	8.00%	10.00%

As of December 31, 2003
Leverage ratio	$134,772	7.28%	$143,710	7.78%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	134,772	8.79%	143,710	9.40%	4.00%	6.00%
Risk-based capital	170,213	11.11%	162,849	10.65%	8.00%	10.00%

Banking regulations limit the amount of dividends that may be paid to the Parent without prior approval of the applicable regulatory agency. Under current state banking laws, the approval of the Georgia Department of Banking and Finance is required if the total of all dividends declared by the Banks in the calendar year exceeds 50 percent of the net profits for the previous calendar year and the ratio of equity capital to adjusted total assets is less than 6 percent. At December 31, 2004, The Bank had $1.7 million available to pay additional dividends to the Parent. During 2003, the Bank received approval from the Georgia Department of Banking and Finance to pay additional dividends to the Parent for the purpose of completing the acquisition of the First National Bank of Johns Creek. Accordingly, at December 31, 2003, the Company would have required further Georgia Department of Banking and Finance approval to pay additional dividends.

Note R – Legal Matters

Neither the Company nor any of its subsidiaries are a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Company. To our knowledge, no such material proceedings were contemplated or threatened against us or our subsidiaries. From time to time, the Parent Company and its subsidiaries are parties to legal proceedings in the ordinary course of business to enforce its security interest. Management, after consultation with legal counsel, does not anticipate that current litigation will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

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

Deposits - The fair value of deposits with no stated maturity, such as demand, NOW and MMDA, and savings accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

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

Subordinated debt and Trust preferred securities - The carrying amount of subordinated debt and trust preferred securities approximates fair value.

Accrued interest - The carrying amount of accrued interest receivable and payable approximates fair value.

Estimated fair values of the Company’s financial instruments are as follows:

	At December 31, 2004		At December 31, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$35,090	$35,090	$39,839	$39,839
Interest-bearing deposits	318	318	1,021	1,021
Federal Funds sold and securities purchased under agreement to resell	35,813	35,813	31,820	31,820
Investment securities available for sale	315,521	315,521	247,392	247,392
Investment securities held to maturity	11,716	11,260	10,788	10,780
Other investments	23,782	23,782	19,651	19,651
Loans	1,699,035	1,695,426	1,443,326	1,446,360
Mortgage loans held for sale	4,563	4,563	5,671	5,671
Accrued interest receivable	9,763	9,763	8,182	8,182

Financial Liabilities:
Non-interest bearing deposits	$930,045	$930,045	$761,217	$761,217
Interest bearing deposits	780,165	820,917	697,186	730,250
Federal Funds purchased and securities sold under repurchase agreements	73,368	73,368	43,859	43,859
FHLB and other borrowings	201,070	200,442	210,605	210,842
Subordinated Debt	51,547	51,547
Trust preferred securities			50,000	50,000
Accrued interest payable	3,955	3,955	3,020	3,020

Off-balance-sheet instruments:
Undisbursed credit lines	$51,979	$474	$53,101	$484
Unfunded construction and development loans	326,407	2,978	196,310	1,791
Standby letters of credit	7,513	69	7,234	66

Note T – Stock Repurchase Plan

On March 31, 2002, the Company announced a stock repurchase program whereby the Company was authorized to acquire up to 500,000 shares of its common stock. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any repurchase will depend on market conditions and other corporate considerations. This repurchase plan replaced a plan approved in September 2001, which authorized the repurchase of up to 150,000 shares of common stock. Repurchased shares will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors. During fiscal 2003 and 2002, the Company repurchased 100,000 shares and 295,000 shares respectively, of its outstanding common stock under this repurchase plan. No repurchases were made in 2004.

Note U – Parent Company

Main Street Banks, Inc.

(Parent Company)

Condensed Balance Sheet

	December 31,
	2004	2003
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$1,096	$1,786
Investment in subsidiaries	323,474	244,400
Other Assets	5,182	4,271

TOTAL ASSETS	$329,752	$250,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$50,789	$49,914
Shareholders’ equity	278,963	200,543

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$329,752	$250,457

Main Street Banks, Inc.

(Parent Company)

Condensed Statement of Income

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Income
Dividends from subsidiaries	$13,224	$23,219	$14,500
Other income	60	(23)	106

Total Income	$13,284	$23,196	$14,606

Expenses
Salaries and employee benefits	$720	$649	$428
Other expenses	3,752	2,488	921

Total Expenses	$4,472	$3,137	$1,349

Income before income tax benefit and equity in undistributed income of subsidiaries	8,812	20,059	13,257
Income tax benefit	1,337	901	428

Income before equity in undistributed income of subsidiaries	10,149	20,960	13,685

Equity in undistributed income of subsidiaries	20,801	5,739	6,786

Net Income	$30,950	$26,699	$20,471

Main Street Banks, Inc.

(Parent Company)

Condensed Statement of Cash Flows

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Operating Activities
Net income	$30,950	$26,699	$20,471
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(20,801)	(5,739)	(6,786)
Other	1,431	(701)	(2,007)

Net cash provided by operating activities	$11,580	$20,259	$11,678

Investing Activities
Investment in subsidiaries	(51,100)	—	—
Net cash paid for acquisitions	—	(10,793)	—
Other	(3,746)	—	—

Net cash provided by investing activities	$(54,846)	$(10,793)	$—

Financing Activities
Dividends paid	$(10,461)	$(8,361)	$(6,601)
Proceeds from sale of common stock	53,037	1,921	930
Payments to repurchase common stock	—	(1,931)	(5,825)

Net cash used in financing activities	$42,576	$(8,371)	$(11,496)

Net increase/(decrease) in cash	(690)	1,095	182
Cash at the beginning of the year	1,786	691	509

Cash at the end of the year	$1,096	$1,786	$691

Note V – Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s assessment of Internal controls

Evaluation of Disclosure Controls and Procedures. The Company conducted an evaluation, with the participation of its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, for the reasons set forth below, the Company’s disclosure controls and procedures were not effective as of December 31, 2004 to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports that the Company files under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2004 due to a material weakness.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company has determined that a combination of control deficiencies relating to inadequate staffing and a lack of financial accounting expertise exists. Although no material misstatements were discovered, until this deficiency is remediated, there is a more than remote likelihood that a material misstatement to the annual or interim Consolidated Financial Statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control — Integrated Framework.

Management’s assessment of the effectiveness of the Company’s Internal Control over Financial Reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting. Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2004. In connection with such evaluation, the Company has determined that there have been changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified a material weakness in internal controls over financial reporting relating to the Company’s lack of resources and financial expertise during 2004.

The lack of resources and financial expertise arose due to staff turnover, a reduction in force program, and the inability of the Company to fill accounting, treasury and other financial related positions as many organizations were seeking similar expertise. As of December 31, 2004, the Company has not fully remediated the material weakness in the Company’s internal control over financial reporting. However, the Company has taken the following remedial actions:

•	Executive management has taken a more active role in the account level review process,

•	The Company is diligently seeking to complete its staffing of key positions,

•	The Company is utilizing the services of third parties when necessary to provide needed expertise, and

•	The Company has developed a training program to develop the required expertise needed within the Company.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Chief Executive Officer and Principal Accounting Officer Certifications. The Company’s Chief Executive Officer and Principal Accounting Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s 2004 Form 10-K.

Report of Independent Registered Public Accounting Firm as to Internal Control Over Financial Reporting

Board of Directors

Main Street Banks, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Main Street Banks, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness related to inadequate staffing and the lack of financial expertise, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Main Street Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2004, management identified as a material weakness a combination of control deficiencies relating to inadequate staffing and lack of financial accounting expertise. Although no material misstatements were discovered, until this deficiency is remediated, there is a more than remote likelihood that a material misstatement to the annual or interim Consolidated Financial Statements could occur and not be prevented or detected by the Company’s controls in a timely manner. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 4, 2005 on those financial statements.

In our opinion, management’s assessment that Main Street Banks, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Main Street Banks, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Main Street Banks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, GA

March 4, 2005

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth under the captions “Board of Directors”, “Officers” and “Reports required by Section 16 (a) of the Securities Exchange Act of 1934” of the Proxy Statement of the Company for the 2005 Annual Meeting is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the captions “Executive Compensation”, “Stock Options” and “Director Compensation” of the Proxy Statement of the Company for the 2005 Annual Meeting is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership” of the Proxy Statement of the Company for the 2005 Annual Meeting is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the captions “Certain Transactions” and “Officers” of the Proxy Statement of the Company for the 2005 Annual Meeting is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Ratification of Independent Auditors” of the Proxy Statement of the Company for the 2005 Annual Meeting is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following are filed with or incorporated by reference into this report

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 8, 2004)

3.2	Amended and restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on December 8, 2004)

10.1	Registrant’s 1994 Substitute Incentive Stock Option Plan for The Westside Bank & Trust Company’s Incentive Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-97300) (incorporated by reference)*

10.2	Form of Registrant’s 1994 Incentive Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-97300) (incorporated by reference)*

10.3	Registrant’s 1995 Directors Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-81053) (incorporated by reference)*

10.4	Form of Registrant’s 1995 Directors Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-81053) (incorporated by reference)*

10.5	Registrant’s 1996 Substitute Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-15069) (incorporated by reference)*

10.6	Form of Registrant’s 1996 Substitute Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-15069) (incorporated by reference)*

10.7	Registrant’s 1997 Directors Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-56473) (incorporated by reference)*

10.8	Form of Registrant’s 1997 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-56473) (incorporated by reference)*

10.9	Registrant’s 1997 Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-74555) (incorporated by reference)*

10.10	Form of Registrant’s 1997 Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-74555) (incorporated by reference)*

10.11	Registrant’s 1999 Directors Stock Option Plan included as Appendix B to the Joint Proxy Statement/Prospectus set forth in Part I of the Registration Statement*

10.12	Form of Registrant’s 1999 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-88645) (incorporated by reference)*

10.13	Registrant’s 2000 Directors Stock Option Plan files as Exhibit 4.1 to Form S-8 (File No. 333-49436) (incorporated by reference)*

10.14	Form of Registrant’s 2000 Director’s Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-49436) (incorporated by reference)*

10.15	Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan filed as Exhibit 4.1 to Form S-8 (File No. 33365188) (incorporated by reference)*

10.16	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Incentive Plan Option Agreement filed as Exhibit 4.2 to File S-8 (File No. 333-65188) (incorporated by reference)*

10.17	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Restricted Stock Grant Agreement filed as Exhibit 4.3 to Form S-8 (File No. 333-65188)*

10.18	Employment Agreement dated May 24, 2000 between the Registrant and Robert R. Fowler, III (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-50762 on Form S-4)*

10.19	Employment Agreement dated April 11, 2002 between the Registrant and Max S. Crowe (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-Q filed with the Commission on August 13, 2002)*

10.20	Employment Agreement dated May 15, 2002 between the Registrant and John T. Monroe (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2002)*

10.21	Employment agreement dated September 8, 2004 between the Registrant and Sam B Hay III (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 15, 2004)*

10.22	Employment agreement dated September 8, 2004 between the Registrant and Edward C. Milligan (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 15, 2004)*

21	Subsidiaries of the Registrant **

23.1	Consent of Independent Auditor, Ernst & Young LLP

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7241).

31.2	Certificate of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7241).

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

**	Filed with the Registrant’s Form 10-K filed with the Commission on March 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

(Registrant)

By:	/s/ SAMUEL B. HAY, III	Date: March 14, 2005
Samuel B. Hay, III, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID D. DUNCAN	Date: March 14, 2005
David D. Duncan, Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ EDWARD C. MILLIGAN	Date: March 14, 2005
Edward C. Milligan, Chairman

By:	/s/ ROBERT R. FOWLER, III	Date: March 14, 2005
Robert R. Fowler, III, Director

By:	/s/ P. HARRIS HINES	Date: March 14, 2005
P. Harris Hines, Director

By:	/s/ HARRY L. HUDSON	Date: March 14, 2005
Harry L. Hudson, Director

By:	/s/ C. CANDLER HUNT	Date: March 14, 2005
C. Candler Hunt, Director

By:	/s/ FRANK B. TURNER	Date: March 14, 2005
Frank B. Turner, Director

By:	/s/ KEN T. DRISKELL	Date: March 14, 2005
Ken T. Driskell, Director

By:	/s/ JOHN R. BURGESS	Date: March 14, 2005
John R. Burgess, Sr., Director