Form 10-Q
period 2005-03-31
MAIN STREET BANKS INC /NEW/
filed 2005-05-09
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended March 31, 2005

Commission file number 000-25128

MAIN STREET BANKS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2104977
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

770-786-3441

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

As of April 30, 2005, registrant had outstanding 21,359,117 shares of common stock.

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

MAIN STREET BANKS, INC.

FORM 10-Q

March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Street Banks, Inc.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	(Unaudited) March 31, 2005	December 31, 2004	(Unaudited) March 31, 2004
Assets
Cash and due from banks	$37,017	$35,090	$31,901
Interest-bearing deposits in banks	144	318	589
Federal funds sold and securities purchased under agreements to resell	1,242	35,813	5,644
Investment securities available for sale (amortized cost of $292,217, $314,557, and $257,220 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively)	288,158	315,521	263,305
Investment securities held to maturity (fair value of $11,492, $11,260, and $12,186 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively)	11,510	11,716	11,998
Other investments	24,727	23,782	19,205
Mortgage loans held for sale	5,916	4,563	7,208
Loans, net of unearned income	1,743,589	1,699,035	1,511,437
Allowance for loan losses	(24,984)	(25,191)	(22,151)

Loans, net	1,718,605	1,673,844	1,489,286
Premises and equipment, net	53,249	53,470	45,168
Other real estate	1,889	2,141	2,256
Accrued interest receivable	9,577	9,763	8,294
Goodwill and other intangible assets	102,295	102,170	103,381
Bank owned life insurance	57,586	42,056	41,596
Other assets	16,324	16,195	15,802

Total assets	$2,328,239	$2,326,442	$2,045,633

Liabilities
Deposits:
Noninterest-bearing demand	$254,355	$230,578	$232,576
Interest-bearing demand and money market	660,404	652,468	511,626
Savings	43,846	46,999	50,475
Time deposits of $100,000 or more	366,839	370,658	289,722
Other time deposits	420,994	409,507	446,581

Total deposits	1,746,438	1,710,210	1,530,980
Accrued interest payable	4,366	3,955	3,211
Federal Home Loan Bank advances	185,936	201,070	156,472
Federal funds purchased and securities sold under repurchase agreements	56,564	73,368	83,930
Subordinated debentures	51,547	51,547	51,547
Other liabilities	2,898	7,329	4,116

Total liabilities	2,047,749	2,047,479	1,830,256

Shareholders’ Equity
Common stock-no par value per share; 50,000,000 shares authorized; 21,315,955, 21,229,545 and 19,340,676 shares outstanding at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	162,419	161,517	109,117
Treasury stock, at cost, 564,082 shares at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	(8,789)	(8,789)	(8,789)
Retained earnings	131,274	126,448	109,300
Accumulated other comprehensive (loss) income, net of tax	(4,414)	(213)	5,749

Total shareholders’ equity	280,490	278,963	215,377

Total liabilities and shareholders’ equity	$2,328,239	$2,326,442	$2,045,633

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Income (Unaudited)

(dollars in thousands except per share data)

	Three months ended March 31,
	2005	2004
	(unaudited)
Interest income:
Loans, including fees	$29,591	$24,782
Investment securities:
Taxable	2,761	2,247
Non-taxable	340	418
Federal funds sold and other short-term investments	66	30
Interest-bearing deposits in banks	12	5
Other investments	225	206

Total interest income	32,995	27,688
Interest expense:
Interest-bearing demand and money market	3,501	1,322
Savings	62	89
Time deposits	5,192	4,463
Other time deposits	44	56
Federal funds purchased	493	35
Federal Home Loan Bank advances	1,179	866
Interest expense on junior subordinated debentures	749	575
Other interest expense	164	356

Total interest expense	11,384	7,762

Net interest income	21,611	19,926
Provision for loan losses	2,209	1,561

Net interest income after provision for loan losses	19,402	18,365
Non-interest income:
Service charges on deposit accounts	1,897	1,881
Other customer service fees	340	357
Mortgage banking income	692	883
Investment agency commissions	401	315
Insurance agency income	3,174	2,772
Income from SBA lending	829	486
Income on bank owned life insurance	530	822
Investment securities gains, net	224	304
Other income	—	21

Total non-interest income	8,087	7,841
Non-interest expense:
Salaries and other compensation	7,933	8,041
Employee benefits	1,620	1,640
Net occupancy and equipment expense	2,052	1,860
Data processing fees	510	557
Professional services	469	438
Communications & supplies	962	1,051
Marketing expense	291	370
Regulatory agency assessments	68	91
Amortization of intangible assets	129	141
Other expense	1,630	1,390

Total non-interest expense	15,664	15,579

Income before income taxes	11,825	10,627
Income tax expense	3,642	3,030

Net income	$8,183	$7,597

Earnings per share - Basic	$0.38	$0.39
Earnings per share - Diluted	$0.38	$0.38
Dividends declared per share	$0.153	$0.135
Weighted average common shares outstanding - Basic	21,278	19,281
Weighted average common shares outstanding - Diluted	21,818	19,911

Main Street Banks, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(unaudited)
Net income	$8,183	$7,597

Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale	(3,330)	1,371
Unrealized (losses) gains on derivative contracts	(723)	662
Less reclassification adjustment for net gains included in net income	(148)	(201)

Comprehensive income	$3,982	$9,429

Main Street Banks, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three months ended March 31,
	2005	2004
	(Unaudited)
Operating activities
Net income	8,183	7,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,209	1,561
Depreciation and amortization of premises and equipment	937	1,147
Amortization of intangible assets	129	141
Loss on sales of other real estate	72	125
Investment securities gains, net	(224)	(304)
Net amortization of investment securities	286	294
Net accretion of loans purchased	4	(2)
Loss on sales of premises and equipment	536	68
Net increase in mortgage loans held for sale	(1,353)	(1,537)
Gain on mortgage loan sales	(286)	(883)
Gains on sales of SBA loans	(829)	(486)
Deferred income tax provision	(2,342)	(932)
Deferred net loan fees (cost amortization)	(8)	(486)
Vesting in restricted stock award plan	330	184
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	186	(112)
Increase cash surrender value of bank-owned life insurance	(529)	(823)
Increase in accrued interest payable	411	191
Increase (decrease) in prepaid expenses	(2,258)	(2,930)
Other	(749)	(2,007)

Net cash provided by operating activities	4,705	806
Investing activities
Purchases of investment securities available for sale	(14,958)	(41,289)
Purchases of investment securities held to maturity	—	(1,210)
Purchases of other investments	(945)	446
Maturities, paydowns and calls of investment securities available for sale	11,444	10,270
Proceeds from sales of investment securities available for sale	25,491	16,379
Net increase in loans funded	(81,681)	(87,922)
Proceeds from the sale of loans held for sale	37,128	19,811
Purchase of bank-owned life insurance	(15,000)	(5,000)
Purchases of premises and equipment	(1,253)	(4,028)
Proceeds from sales of premises and equipment	16	87
Proceeds from sales of other real estate	783	379
Improvements to other real estate	(127)	(103)
Net cash paid for acquisitions	(200)	181

Net cash used in investing activities	(39,302)	(91,999)
Financing activities
Net increase in demand and savings accounts	28,561	33,460
Increase (decrease) in time deposits	7,667	39,117
Decrease in Federal Funds purchased	(16,803)	(28,929)
(Decrease) increase in Federal Home Loan Bank advances	(15,134)	14,867
Dividends paid	(3,241)	(2,601)
Proceeds from issuance of common stock	729	734

Net cash provided by financing activities	1,779	56,648
Net decrease in cash and cash equivalents	(32,818)	(34,545)
Cash and cash equivalents at beginning of period	71,221	72,679

Cash and cash equivalents at end of period	$38,403	$38,134

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,018	$4,550
Income taxes	3,800	3,410
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$738	$2,471

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

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to current financial statement presentation. These reclassifications had no effect on net income or stockholders’ equity.

Note B - Acquisition

On January 2, 2004, MSII acquired substantially all of the assets of Banks Moneyhan Hayes Insurance Agency, Inc. (“BMIA”), an insurance agency headquartered in Conyers, Georgia. This acquisition provided MSII with an opportunity to expand its market share in Clarke and Rockdale Counties, Georgia. The transaction was accounted for as a purchase business combination and accordingly, the results of operations of BMIA are included from the acquisition date. The Company issued 271,109 shares of its common stock as consideration. The purchase price was based on the market value of the 271,109 shares issued at the closing market price of the Company’s common stock of $25.82 on December 5, 2003, the date the acquisition was announced. The Company allocated the purchase price among the BMIA assets acquired and liabilities assumed based on their fair values at the time the acquisition was consummated and the remainder of the purchase price was allocated to identifiable intangibles and goodwill. Goodwill of $4.7 million and Intangible Assets of $2.8 million were created as a result of the transaction. Intangible assets include covenants not to compete and customer lists and will be amortized over a 5 to 15 year period. The Company estimates that $212,000 of the amortization expense for these intangible assets will be deductible for tax purposes in 2004. This acquisition also includes an “earn-out” provision which is based upon future revenue and earnings goals, for a period of five years. The maximum potential for future payments the Company could be required to make under this “earn-out” provision is $1.2 million. The “earn-out” will be booked as additional Goodwill in the amounts and at the times that it is deemed to be earned. Summarized below is the allocation of assets and liabilities acquired (in thousands):

Assets acquired:
Cash and Cash equivalents	$180
Other assets	33
Goodwill	4,717
Intangible assets	2,781

Total Assets	$7,711

Liabilities acquired:
Other liabilities	711

Total Liabilities	$711

Note C – Other Accounting Matters

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” in December 2004. SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock

Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement was to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of this statement is expected to have a material impact on the financial condition and operating results of the Company.

In April 2005, the Securities and Exchange Commission (“SEC”) announced that it would provide for a phased-in implementation process for SFAS No. 123R. The SEC would require that registrants adopt Statement 123R’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company has elected to adopt SFAS No. 123R beginning in January 2006.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In December 2003, the FASB revised Interpretation No. 46 (FIN 46R”). The Company determined that certain trusts created by it to issue trust preferred securities required deconsolidation due to the provisions of FIN 46R. Accordingly, as of March 31, 2004, the Company was required to deconsolidate these trusts. The deconsolidation required the Company to remove $50.0 million in trust preferred securities from its consolidated financial statements and to record junior subordinated debentures payable to these trusts of $51.5 million and record the Company’s investment in the trusts of $1.5 million in other assets. The trust preferred securities had been counted as Tier 1 capital for regulatory purposes as minority interests in consolidated subsidiaries. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier 1 capital for regulatory capital purposes until further notice, even though the trusts that issued the trust preferred securities were not consolidated with their parent bank holding companies under FIN 46. On May 6, 2004, the Federal Reserve proposed changes to its capital adequacy rules that would continue to include limited amounts of qualified trust preferred securities as Tier 1 capital, notwithstanding the change in GAAP resulting from FIN 46 and FIN 46R.

Currently, other than the impact described above from the deconsolidation of the trust preferred securities, the adoption of FIN 46 and FIN 46R has not had a material impact on the financial condition or the operating results of the Company. Prior periods have not been restated for this change in accounting methods.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 was effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of the Company.

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

	Three months ended
	March 31, 2005	March 31, 2004
	(Amounts in thousands except per share data)
Basic and diluted net income	$8,183	$7,597
Basic earnings per share	$0.38	$0.39
Diluted earnings per share	$0.38	$0.38

Basic weighted average shares	21,278	19,281
Effect of employee stock options	540	630

Diluted weighted average shares	21,818	19,911

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

The following represents the Company’s commitments to extend credit and standby letters of credit:

	For the Period Ended March 31,
	2005	2004
	(Dollars in Thousands)
Commitments to extend credit	$409,170	$289,992
Standby letters of credit	6,602	8,570

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

The Company occasionally sells the guaranteed portion of Small Business Administration (“SBA”) loans to third parties and retains the servicing rights for these loans. The Company has limited recourse related to these sales if a loan sold by the Bank defaults within 90 days of sale. The servicing asset for the sold portion of the SBA loans is included in Loans, net of unearned income. The Company repurchased two loans totaling $170 thousand during the quarter ended March 31, 2005.

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

The following table represents the composition of the Company’s loan portfolio:

	March 31, 2005	December 31, 2004	March 31, 2004
	(Dollars in thousands)
Loans
Commercial and industrial	$131,835	$127,476	$116,735
Real estate construction	441,951	401,815	314,171
Residential mortgage	292,668	288,703	280,454
Real estate - other	839,695	846,945	762,816
Consumer and other	40,511	36,967	39,063

Total loans receivable	1,746,660	1,701,906	1,513,239
Less:
Purchase premium	337	527	838
Deferred net loan fees	(3,398)	(3,390)	(2,607)
Unearned income	(10)	(8)	(33)

Loans net of unearned income	1,743,589	1,699,035	1,511,437
Allowance for loan losses	(24,984)	(25,191)	(22,151)

Loans, net	$1,718,605	$1,673,844	$1,489,286

Mortgage loans held for sale	$5,916	$4,563	$7,208

Composition of loan portfolio as a percentage
Commercial and industrial	7.55%	7.49%	7.71%
Real estate construction	25.30%	23.61%	20.76%
Residential mortgage	16.76%	16.96%	18.53%
Real estate - other	48.07%	49.76%	50.41%
Consumer and other	2.32%	2.18%	2.59%

Total loans receivable	100.00%	100.00%	100.00%

At March 31, 2005 the Company had a market value adjustment on loans that were acquired in the First Colony Bancshares, Inc. acquisition of $0.5 million which is reflected in the loan amounts above. This balance is being amortized monthly.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except per share data):

	Three months ended
	March 31, 2005	March 31, 2004
Net income	$8,183	$7,597
Earnings per share - Basic	0.38	0.39
Earnings per share - Diluted	0.38	0.38

Compensation cost - Fair Value	271	95
Less: Tax Effect	(92)	(32)

Net compensation costs - Fair Value	179	63

Net Income, Pro-forma	8,004	7,534
Earnings per share - Basic	0.38	0.39
Earnings per share - Diluted	0.37	0.38

Note H – Goodwill and Other Intangible Assets

Intangible assets related to capital lease rights are being amortized over the term of the related lease using the straight-line method. Core deposit intangible assets are amortized over a period of 5 to 20 years. All other intangible assets are being amortized over a 15 year period using the straight-line method.

The Company recognized amortization expense on intangible assets for the three month periods ending March 31, 2005 and 2004 of $128,750 and $140,644, respectively.

Goodwill and other intangible assets at March 31, 2005 and 2004 are as follows:

	March 31,
	2005	2004
	(Dollars in thousands)
Goodwill	$98,552	$98,930
Intangible assets
Core deposit intangibles	1,877	3,221
Existing expirations	2,713	2,836
Covanents not to compete	305	689
Lease rights	248	248

Total goodwill and intangible assets	103,695	105,924
Accumulated amortization	(1,400)	(2,543)

Net goodwill and intangible assets	$102,295	$103,381

Selected Financial Data

The following table sets forth selected unaudited financial data as of and for the three month period ending March 31, 2005 and 2004. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for the three month period ended March 31, 2005 and 2004 are derived from our unaudited financial statements and related notes. In the opinion of our management, this information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of this data as of those dates and for those periods. Results for the three month period ended March 31, 2005, are not necessarily indicative of results on an annualized basis or for any future period.

	Three months ended March 31,
	2005	2004
	(unaudited) (in thousands except per share data)
RESULTS OF OPERATIONS
Net interest income	$21,611	$19,926
Net interest income (tax equivalent)	21,786	20,205
Provision for loan losses	2,209	1,561
Non-interest income	8,087	7,841
Non-interest expense	15,664	15,579
Net income	8,183	7,597
SELECTED AVERAGE BALANCES
Loans, net of unearned income	$1,731,089	$1,470,876
Investment securities	316,742	260,866
Earning assets	2,092,064	1,770,541
Total assets	2,335,055	1,986,972
Deposits	1,709,580	1,466,087
Shareholders’ equity	280,723	205,272
PERIOD-END BALANCES
Loans, net of unearned income	$1,743,589	$1,511,437
Earning assets	2,075,286	1,819,386
Total assets	2,328,239	2,045,633
Deposits	1,746,438	1,530,980
Long-term obligations *	237,483	208,019
Shareholders’ equity	280,490	215,377
PER COMMON SHARE
Earnings per share - Basic	$0.38	$0.39
Earning per share - Diluted	$0.38	$0.38
Book value per share at end of period	$13.16	$11.04
End of period shares outstanding	21,316	19,341
Weighted average shares outstanding
Basic	21,278	19,281
Diluted	21,818	19,911
STOCK PERFORMANCE
Market Price:
Closing	$26.45	$27.34
High	35.34	27.50
Low	26.35	24.90
Trading volume	4,241	1,704
Cash dividends per share	$0.153	$0.135
Dividend payout ratio	40.66%	36.69%
Price to earnings	$17.58	$17.87
Price to book value	2.01	2.48
PERFORMANCE RATIOS
Return on average assets	1.40%	1.53%
Return on average equity	11.66%	14.80%
Average loans as percentage of average deposits	101.26%	100.33%
Net interest margin (tax equivalent)	4.18%	4.58%
Average equity to average assets	12.02%	10.33%
Efficiency ratio	52.49%	56.11%

*	Long-term obligations include Federal Home Loan Bank advances and junior subordinated debentures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at March 31, 2005 as compared to December 31, 2004 and operating results for the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Overview

The Company’s total assets increased $1.8 million or 0.08% since December 2004. Federal funds sold decreased $34.6 million primarily due to an increase in loan demand. Loans increased 2.62% or $44.6 million since December 2004, while the investment portfolio decreased $27.4 million. Goodwill and intangible assets increased by $0.1 million. Total deposits increased by 2.11% or $36.2 million due primarily to an ongoing deposit campaign and use of brokered and national deposits.

Return on average equity for the three months ended March 31, 2004 was 11.66% on average equity of $280.7 million. This compares to 14.80% on average equity of $205.3 million for the same period in 2003. Return on average assets for the three months ended March 31, 2005 was 1.40%. This compares to 1.53% for the same period in 2004.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Interest Income

Interest income for the three months ended March 31, 2005 was $33.0 million, an increase of $5.3 million, or 19.13% compared to $27.7 million for the same period in 2004. Interest on federal funds sold decreased due to the Company’s decision to use the funds to fund loan growth. Average earning assets for the three month period increased $0.3 billion, or 16.67% to $2.1 billion as of March 31, 2005 compared to $1.8 billion as of March 31, 2004. Yield on average earning assets increased 7 basis points to 6.36% from 6.29% for the quarter ended March 31, 2005 and 2004, respectively as a result of a shift in the Company’s loan mix from short-term fixed rate loans to variable rate loans of like maturity and rising interest rates.

Interest Expense

Interest expense on deposits and other borrowings for the three months ended March 31, 2005 was $11.4 million, a $3.6 million, or 46.15% increase from March 31, 2004. While average interest bearing liabilities increased $0.2 billion, or 11.11% to $2.0 billion for the three months ended March 31, 2005 compared to $1.8 billion for the three months ended March 31, 2004, the yield on average interest bearing liabilities increased 47 basis points to 2.23% from 1.76% as of March 31, 2005 and 2004, respectively. The increase is due to rising interest rates, competition in the Atlanta market for deposits, and the increased cost of funding loan growth through brokered certificates of deposits, Federal Home Loan Bank advances and federal funds purchased.

Net Interest Income

Net interest income for the three months ended March 31, 2005 increased $1.7 million, or 8.54% to $21.6 million compared to $19.9 million for the same period ending March 31, 2004. The increase was mainly attributable to growth. The Company’s net interest margin decreased to 4.18% for the three months ended March 31, 2005 compared to 4.58% as of March 31, 2004.

Provision for Loan Losses

The provision for loan losses was $2.2 million for the three months ended March 31, 2005 as compared to $1.6 million for the three months ended March 31, 2004. The increase was due to identification of additional impairment of a former loan officer’s portfolio and was also impacted by new loan growth. The Credit Committee continues to monitor asset indicators to determine the adequacy of the loan loss reserve. These factors include changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current economic conditions. Management believes that the overall real estate market conditions in metropolitan Atlanta appear to be stable to improving and the national economy improved during the most recent quarter. Management believes that the allowance for loan losses was adequate at March 31, 2005.

Non-interest Income

Non-interest income was $8.1 million for the three months ended March 31, 2005 an increase of $0.3 million, or 3.85% compared to $7.8 million for the three months ended March 31, 2004. The major components of the increase were insurance agency income and income from the sale of SBA loans. Insurance agency income increased $0.4 million, or 14.29% to $3.2 million from $2.8 million for the three months ended March 31, 2005 and 2004, respectively. The income from the sale of SBA loans increased $0.3 million, or 60.00% to $0.8 million from $0.5 million for the three months ended March 31, 2005 and 2004, respectively. The income from bank owned life insurance decreased $0.3 million, or (37.5%) to $0.5 million from $0.8 million for the three months ended March 31, 2005 and 2004, respectively. The decline was due to the receipt of policy benefits in the first quarter of 2004. The gain on the sale of securities declined by $0.1 million during the three months ending March 31, 2005 for the same period in 2004.

Non-interest Expense

Non-interest expense decreased $0.2 million or 1.27% to $15.7 million from $15.6 million for the three months ended March 31, 2005 and 2004, respectively. Salaries were $7.9 million, a decrease of $0.1 million, or 1.25% from the three months ended March 31, 2004. The Company’s full-time equivalent employees declined by 27 to 517 as of March 31, 2005 from 544 for the same period in 2004. The Company’s efficiency ratio was 52.49% for the three months ended March 31, 2005 compared to 56.11% for the three months ended March 31, 2004.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, and the amount of nondeductible expenses. For the three months ended March 31, 2005 and 2004, the provision for taxes was $3.6 million and $3.0 million, respectively. The effective tax rate for the three months ended March 31, 2005 was 30.81% compared to 28.51% for the same period in 2004. This effective rate increase is due to changes in the level of tax-advantaged loans and investments and is impacted by federal and state tax planning strategies.

Capital

Capital management consists of providing equity to support both current and anticipated future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and the Georgia Department of Banking and Finance (“Georgia Department”) and the Bank is subject to capital adequacy requirements imposed by the FDIC and the Georgia Department.

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

The guideline for a minimum ratio of capital to total risk-weighted assets (including certain off- balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of Tier 1 Capital, which includes common equity, retained earnings and a limited amount of qualifying preferred stock and qualifying trust preferred securities, less goodwill. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 Capital” and, together with Tier 1 Capital, “Total Capital”).

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

In December 2003, the Board approved a $100.0 million shelf offering. As described below, we raised $51.1 million in December 2004 through the sale of common stock. The net proceeds from the future sale of the securities, if any, would be used for general corporate purposes, including repurchasing shares of our common stock, acquisitions of other companies, and extending credit to, or funding investments in, our subsidiaries. The precise amounts and timing of the use of the net proceeds will depend upon the Company’s, and subsidiaries’ of the Company, funding requirements and the availability of other funds. Until the Company uses the net proceeds from the sale of any of our securities for general corporate purposes, the Company would use the net proceeds to reduce short-term indebtedness or for temporary investments. The Company expects that it will, on a recurrent basis, engage in additional financings as the need arises to finance our growth, through acquisitions or otherwise, or to fund subsidiaries of the Company. The SEC declared the Form S-3 registration statement effective on January 15, 2004.

On December 14, 2004, Main Street closed a public offering of 1,500,000 shares of its common stock. All shares were sold at $31.25 per share, pursuant to an underwriting agreement dated December 8, 2004. On December 30, 2004, the company issued an additional 225,000 shares as a result of the underwriters exercising their entire over-allotment option in connection with the public offering. The proceeds of this issuance are being used for general corporate purposes.

At March 31, 2005, the Company and the Bank were well capitalized for regulatory purposes. The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of March 31, 2005 to the minimum and well-capitalized regulatory standards:

	Company	Bank	Minimum Required	Well Capitalized
Leverage ratio	10.47%	9.92%	4.00%*	5.00%
Risk based capital ratios:
Tier 1 risk based capital	12.26%	11.74%	4.00%	6.00%
Total risk-based capital	13.51%	12.99%	8.00%	10.00%

*	4.5% to 5.5% for Georgia Department purposes

Non-Performing Assets

Nonperforming assets include loans classified as non-accrual or renegotiated and foreclosed real estate. It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

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

However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company’s management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein. The Company’s management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. Management is not aware of any loans that meet the definition of a troubled debt restructuring as of March 31, 2005. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated costs to sell.

The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property’s value is assessed annually and written down to its fair value less costs to sell.

In the first quarter of 2005, non-performing assets increased by $6.6 million to $21.0 million. The increase was attributable to loans made by a former loan officer of Main Street Bank and several smaller relationships that are generally well-secured by real estate in accordance with bank policy. The collateral securing these loans is currently being sold or is in the process of foreclosure.

The following table presents information regarding non-performing assets at the dates indicated:

	March 31, 2005	December 31, 2004	March 31, 2004
	(Dollars in thousands)
Non-performing assets
Non-accrual loans
Commercial and industrial	$3,696	$3,405	$992
Real estate - construction	4,609	2,069	396
Real estate - mortgage	3,170	2,892	1,699
Real estate - other	7,555	3,844	1,629
Consumer and other	7	45	106
Other real estate and repossessions	2,006	2,166	2,256

Total non-performing assets	$21,043	$14,421	$7,078
Loans past due 90 days or more and still accruing	$4,223	$5,658	$5,934
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income	0.24%	0.33%	0.39%
Ratio of non-performing assets to loans, net of unearned income and other real estate	1.21%	0.85%	0.47%

Loans and Allowance for Loan Losses

At March 31, 2005, loans, net of unearned income, were $1.744 billion, an increase of $0.045 billion or 2.65% over net loans at December 31, 2004 of $1.699 billion. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state. Residential mortgage and commercial real estate loans decreased $3.3 million or 0.29% from December 31, 2004 while real estate construction loans increased $40.1 million or 9.99% over the same period. The Company continues to monitor the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of changes in the economic environment on the loan portfolio.

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

The Company’s risk management processes include a loan review program to evaluate the credit risk in the loan portfolio and ensure credit grade accuracy. The credit review department is independent of the loan function and reports to the Executive Vice President of Risk Management. Through the loan review process, the Company maintains a classified loan watch list which, along with the delinquency report of loans, serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain financial ratios, uncertain repayment sources, deterioration in underlying collateral values, or poor financial condition which may jeopardize recoverability of the debt. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss, or at least a portion of the loan may require being charged-off. Loans classified as “loss” are those loans that are in the process of being charged-off.

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

For the three month period ending March 31, 2005, net charge-offs totaled $2.4 million or 0.56% (annualized) of average loans outstanding for the period, net of unearned income, compared to $0.56 million or 0.15% (annualized) in net charge-offs for the same period in 2004. The provision for loan losses for the three months ended March 31, 2005 was $2.2 million compared to $1.6 million for the same period in 2004. The allowance for loan losses totaled $25.0 million or 1.43% of total loans, net of unearned income at March 31, 2005, compared to $25.2 million or 1.47% of total loans at December 31, 2004. In its loan loss reserve analysis, the Company establishes specific reserves for its large criticized loan relationships. During the first quarter of 2005, the Company took charge-offs against several loans that had large specific reserves established in the fourth quarter of 2004. These charge-offs were concentrated in a problem loan portfolio extended by a loan officer who is no longer employed by the Company. The Company’s percentage of loans in a criticized status has been stable and is consistent with prior years. Economic conditions in the Company’s market area continue to be favorable. Based on these factors and the elimination of large specific reserves through loan charge-offs the Company’s allowance for loan losses as a percentage of loans declined.

The following table presents an analysis of the allowance for loan losses for the three-month period ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005		2004
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of period	$25,191		$21,152
Provision charged to operating expense	2,209		1,561
Charge-offs:
Commercial and industrial	2,017	56.72%	196	29.74%
Real estate - construction	—	0.00%	34	5.16%
Real estate - mortgage	961	27.02%	196	29.74%
Real estate - other	231	6.50%	—	0.00%
Consumer and other	347	9.76%	233	35.36%

Total charge-offs	3,556	100.00%	659	100.00%
Recoveries:
Commercial and industrial	334	29.30%	30	30.93%
Real estate - construction	—	0.00%	—	0.00%
Real estate - mortgage	537	47.11%	2	2.06%
Real estate - other	161	14.12%	—	0.00%
Consumer and other	108	9.47%	65	67.01%

Total recoveries	1,140	100.00%	97	100.00%

Net charge-offs	2,416		562

Balance of allowance for loan losses at end of period	$24,984		$22,151

Net annualized charge-offs as a percentage of average loans	0.56%		0.15%
Reserve for loan losses as a percentage of loans at end of period	1.43%		1.47%

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

The Company uses three standard scenarios – rates unchanged, rising rates, and declining rate – in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 100 basis point upward and downward rate shock. The following table illustrates the expected effect a given interest rate shift would have on the fair market value of the Balance Sheet and the annualized projected net interest income of the Company as of March 31, 2005:

Change in Interest Rates	Increase / (Decrease) in FMV of Balance Sheet	Increase / (Decrease) in Net Interest Income
+ 100 basis points	5.71%	6.29%
- 100 basis points	(6.84)%	(5.56)%

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

The following chart illustrates the Bank’s derivative positions as of March 31, 2005. Market values have been determined by published bid prices or bid quotations for interest rate swaps and floors received from securities dealers.

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Received Fixed Prime Swap - amortizing	Apr-02	Apr-05	$20,000,000	5.75%	6.63%	0.88%	$8,435
Received Fixed Prime Swap	Mar-03	Mar-06	$50,000,000	5.75%	5.26%	-0.49%	$(712,224)
Received Fixed Prime Swap	Aug-03	Aug-06	$100,000,000	5.75%	5.59%	-0.16%	$(1,644,643)

Total Received Fixed Swaps			$170,000,000				$(2,348,432)
Interest Rate Floors
Type	Transaction Date	Term Date	Notional	Strike Rate	Current Rate	Current Spread	Market Value
Prime based Floor	Jun-03	Jun-05	$100,000,000	3.75%	5.75%	-2.00%	$—

Total Interest Rate Floors			$100,000,000				$—

Total Derivative Positions			$270,000,000				$(2,348,432)

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company’s liquidity needs have primarily been met by growth in deposits, advances from Federal Home Loan Bank (“FHLB”), purchases of federal funds, and capital from retained earnings and acquisitions. The FHLB allows member banks to borrow against their eligible collateral to satisfy their liquidity requirements. As of March 31, 2005, the Company had $62.4 million available on its FHLB line based on current eligible collateral. Federal funds purchased and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. As of March 31, 2005, the Company had $12.5 million in federal funds purchased and $44.1 million in securities sold under repurchase agreements. The Company’s cash and federal funds sold and cash flows from amortizing investment and loan portfolios have generally created an adequate liquidity position. Executive management reviews liquidity monthly. This review is from a regulatory as well as static and a forecasted standpoint.

Market and public confidence in the financial strength of the Company and financial institutions in general will determine the Company’s access to supplementary sources of liquidity. The Company’s capital levels and asset quality determine levels at which the Company can access supplementary funding sources.

The Company relies primarily on customer deposits, securities sold under repurchase agreements and shareholders’ equity to fund interest-earning assets. The FHLB is also a major source of liquidity for the Bank. The FHLB allows member banks to borrow against their eligible collateral to satisfy their liquidity requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Accounting Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures continue to be ineffective as of that date in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms. During the first quarter of 2005 the Company made the following changes to internal controls to address the previously disclosed material weakness related to staffing levels and expertise:

•	Provided internal training for income taxes and hired an independent third party to provide additional tax expertise for the Company

•	Provided internal training and guidance for reconciliations and utilized an independent third party to provide additional expertise for improving the reconciliation process

•	Established additional procedures and controls to ensure that the integrity of the financial review process was maintained while staffing levels and expertise were being remediated

•	Utilized a third party vendor for asset/liability modeling

•	Increased staff in our SBA lending division to allow for additional segregation of duties and responsibilities

As reported on a Form 8-K, The Company’s Chief Financial Officer resigned in January 2005. The Company continues its search for a new Chief Financial Officer. The Company plans to have a new Chief Financial Officer hired prior to the end of the second quarter of 2005. There were no other changes in the Company’s internal control over financial reporting that may have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries are a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Company. To the Company’s knowledge, no such material proceedings were threatened against it or its subsidiaries. From time to time, the Company and its subsidiaries are parties to legal proceedings in the ordinary course of business. After consultation with legal counsel, the Company does not anticipate that the current litigation matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the first quarter of 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	The following are filed with or incorporated by reference into this report

Exhibit No.	Description
3.1	Articles of Incorporation of Main Street Banks, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-78046 on Form S-4) as amended by Certificate of Merger and Name Change (incorporated by reference to Exhibit 3.1 of the December 31, 1996, Form 10-KSB)

3.2	Bylaws of Main Street Banks, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-78046 on Form S-4)

10.1	Employment agreement dated September 8, 2004 between the Registrant and Sam B Hay III (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 15, 2004) *

10.2	Employment agreement dated September 8, 2004 between the Registrant and Edward C. Milligan (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 15, 2004) *

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

Date: May 9, 2005	By:	/s/ SAMUEL B. HAY, III
Samuel B. Hay. III, Chief Executive Officer

Date: May 9, 2005	By:	/s/ DAVID D. DUNCAN
David D. Duncan, Principal Accounting Officer