Form 10-Q
period 2005-06-30
MAIN STREET BANKS INC /NEW/
filed 2005-08-09
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended June 30, 2005

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

Yes ☑  No ☐

As of July 31, 2005, registrant had outstanding 21,417,924 shares of common stock.

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

June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Main Street Banks, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	(Unaudited)
	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$35,633	$35,090
Interest-bearing deposits in banks	125	318
Federal funds sold and securities purchased under agreements to resell	355	35,813
Investment securities available for sale (amortized cost of $304,890, $314,557, and $274,994 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively)	304,031	315,521
Investment securities held to maturity (fair value of $13,196, $11,260, and $11,701 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively)	13,110	11,716
Other investments	27,848	23,782
Mortgage loans held for sale	8,633	4,563
Loans, net of unearned income	1,763,781	1,699,035
Allowance for loan losses	(25,242)	(25,191)

Loans, net	1,738,539	1,673,844
Premises and equipment, net	53,101	53,470
Other real estate	4,095	2,141
Accrued interest receivable	10,012	9,763
Goodwill and other intangible assets	102,235	102,170
Bank owned life insurance	58,271	42,056
Other assets	15,435	16,195

Total assets	$2,371,423	$2,326,442

Liabilities
Deposits:
Noninterest-bearing demand	$245,913	$224,958
Interest-bearing demand and money market	627,010	658,088
Savings	43,766	46,999
Time deposits of $100,000 or more	334,063	370,658
Other time deposits	427,098	409,507

Total deposits	1,677,850	1,710,210
Accrued interest payable	4,714	3,955
Federal Home Loan Bank advances	203,303	201,070
Federal funds purchased and securities sold under repurchase agreements	135,723	73,368
Subordinated debentures	51,547	51,547
Other liabilities	10,803	7,329

Total liabilities	2,083,940	2,047,479

Shareholders’ Equity
Common stock-no par value per share; 50,000,000 shares authorized; 21,415,607, 21,229,545 and 19,381,000 shares outstanding at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	163,109	161,517
Treasury stock, at cost, 564,082 shares at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	(8,789)	(8,789)
Retained earnings	135,006	126,448
Accumulated other comprehensive (loss), net of tax	(1,843)	(213)

Total shareholders’ equity	287,483	278,963

Total liabilities and shareholders’ equity	$2,371,423	$2,326,442

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Income

(dollars and shares in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Interest income:
Loans, including fees	$32,116	$25,474	$61,707	$50,256
Investment securities:
Taxable	2,748	2,362	5,510	4,609
Non-taxable	339	389	679	806
Federal funds sold and other short-term investments	9	3	75	34
Interest-bearing deposits in banks	12	5	24	10
Other investments	237	237	426	443

Total interest income	35,461	28,470	68,421	56,158
Interest expense:
Interest-bearing demand and money market	3,643	1,829	7,144	3,151
Savings	66	74	128	162
Time deposits	5,749	4,471	10,941	8,934
Other time deposits	40	64	84	120
Federal funds purchased	634	333	1,092	368
Federal Home Loan Bank advances	1,455	664	2,634	1,530
Interest expense on junior subordinated debentures	827	575	1,575	1,150
Other interest expense	67	241	232	597

Total interest expense	12,481	8,251	23,830	16,012

Net interest income	22,980	20,219	44,591	40,146
Provision for loan losses	4,050	1,310	6,258	2,871

Net interest income after provision for loan losses	18,930	18,909	38,333	37,275
Non-interest income:
Service charges on deposit accounts	2,152	2,023	4,049	3,904
Other customer service fees	362	352	703	709
Mortgage banking income	681	860	1,373	1,743
Investment agency commissions	148	185	549	500
Insurance agency income	2,349	2,371	5,523	5,142
Income from SBA lending	1,539	368	2,368	854
Income on bank owned life insurance	685	559	1,215	1,381
Investment securities gains, net	23	549	247	853
Other income	—	152	—	173

Total non-interest income	7,939	7,419	16,027	15,259
Non-interest expense:
Salaries and other compensation	8,579	7,688	16,511	15,730
Employee benefits	1,298	1,520	2,918	3,160
Net occupancy and equipment expense	2,114	2,208	4,166	4,068
Data processing fees	495	224	1,005	781
Professional services	829	583	1,298	1,022
Communications & supplies	988	1,028	1,950	2,079
Marketing expense	251	357	542	727
Regulatory agency assessments	144	101	212	192
Amortization of intangible assets	131	122	260	262
Other expense	2,649	2,303	4,281	3,693

Total non-interest expense	17,478	16,134	33,143	31,714

Income before income taxes	9,391	10,194	21,217	20,820
Income tax expense	3,585	2,803	7,228	5,832

Net income	$5,806	$7,391	$13,989	$14,988

Earnings per share - Basic	$0.27	$0.38	$0.66	$0.78
Earnings per share - Diluted	$0.27	$0.37	$0.64	$0.75
Dividends declared per share	$0.1525	$0.1350	$0.3050	$0.2700
Weighted average common shares outstanding - Basic	21,375	19,351	21,327	19,316
Weighted average common shares outstanding - Diluted	21,899	19,974	21,789	19,949

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)
Net income	$5,806	$7,391	$13,989	$14,988

Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale	2,242	(5,521)	(1,088)	(4,150)
Unrealized (losses) gains on derivative contracts	344	(2,631)	(379)	(1,969)
Less reclassification adjustment for net gains included in net income	(15)	(362)	(163)	(563)

Comprehensive income (loss)	$8,377	$(1,123)	$12,359	$8,306

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Six months ended June 30,
	2005	2004
	(Unaudited)
Operating activities
Net income	$13,989	$14,988
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,258	2,871
Depreciation and amortization of premises and equipment	1,911	2,070
Amortization of intangible assets	389	263
Loss on sales of other real estate	94	160
Investment securities gains, net	(247)	(853)
Net amortization of investment securities	526	736
Net accretion of loans purchased	7	(12)
Loss on sales of premises and equipment	591	544
Net increase in mortgage loans held for sale	(4,070)	(550)
Gain on mortgage loan sales	(527)	(1,743)
Gains on sales of SBA loans	(2,368)	(854)
Deferred income tax provision	(836)	3,468
Deferred net loan fees (cost amortization)	(240)	(998)
Vesting in restricted stock award plan	345	360
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(249)	(878)
Increase cash surrender value of bank-owned life insurance	(1,214)	(233)
Increase in accrued interest payable	759	264
Decrease in prepaid expenses	(2,258)	(3,103)
Other	478	(1,479)

Net cash provided by operating activities	$13,338	$15,021
Investing activities
Purchases of investment securities available for sale	(40,095)	(82,794)
Purchases of investment securities held to maturity	(2,700)	(1,210)
Decrease in other investments	(518)	(4,226)
Maturities, paydowns and calls of investment securities available for sale	19,686	21,871
Proceeds from sales of investment securities available for sale	29,491	28,065
Net increase in loans funded	(90,953)	(164,975)
Proceeds from the sale of loans held for sale	26,208	14,010
Purchase of bank-owned life insurance	(15,000)	(5,000)
Purchases of premises and equipment	(2,295)	(8,106)
Proceeds from sales of premises and equipment	17	105
Proceeds from sales of other real estate	1,113	902
Improvements to other real estate	(262)	(166)
Net cash paid for acquisitions	(200)	—

Net cash used in investing activities	$(75,508)	$(201,524)
Financing activities
Net (decrease) increase in demand and savings accounts	(13,355)	58,413
(Decrease) increase in time deposits	(19,005)	49,475
Increase in Federal Funds purchased	62,356	29,466
Increase in Federal Home Loan Bank advances	2,233	24,733
Dividends paid	(6,498)	(5,213)
Proceeds from issuance of common stock	1,331	831

Net cash provided by financing activities	$27,062	$157,705
Net decrease in cash and cash equivalents	(35,108)	(28,798)
Cash and cash equivalents at beginning of period	71,221	72,680

Cash and cash equivalents at end of period	$36,113	$43,882

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$19,116	$9,517
Income taxes	5,801	7,110
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$940	$3,122

See accompanying notes to consolidated financial statements

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

The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to current financial statement presentation. These reclassifications had no effect on net income or stockholders’ equity.

Note B - Acquisition

On January 2, 2004, MSII acquired substantially all of the assets of Banks Moneyhan Hayes Insurance Agency, Inc. (“BMIA”), an insurance agency headquartered in Conyers, Georgia. This acquisition provided MSII with an opportunity to expand its market share in Clarke and Rockdale Counties, Georgia. The transaction was accounted for as a purchase business combination and accordingly, the results of operations of BMIA are included from the acquisition date. The Company issued 271,109 shares of its common stock as consideration. The purchase price was based on the market value of the 271,109 shares issued at the closing market price of the Company’s common stock of $25.82 on December 5, 2003, the date the acquisition was announced. The Company allocated the purchase price among the BMIA assets acquired and liabilities assumed based on their fair values at the time the acquisition was consummated and the remainder of the purchase price was allocated to identifiable intangibles and goodwill. Goodwill of $4.7 million and Intangible Assets of $2.8 million were created as a result of the transaction. Intangible assets include covenants not to compete and customer lists and will be amortized over a 5 to 15 year period. The Company estimates that $212,000 of the amortization expense for these intangible assets will be deductible for tax purposes in 2005. This acquisition also includes an “earn-out” provision which is based upon future revenue and earnings goals, for a period of five years. The maximum potential for future payments the Company could be required to make under this “earn-out” provision is $1.2 million. The “earn-out” will be booked as additional Goodwill in the amounts and at the times that it is deemed to be earned. Summarized below is the allocation of assets and liabilities acquired (in thousands):

Assets acquired:
Cash and Cash equivalents	$180
Other assets	33
Goodwill	4,717
Intangible assets	2,781

Total Assets	$7,711

Liabilities acquired:
Other liabilities	711

Total Liabilities	$711

As of June 30, 2005, MSII has booked an additional $0.3 million in goodwill as a result of the “earn-out” provision.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In December 2003, the FASB revised Interpretation No. 46 (FIN 46R”). The Company determined that certain trusts created by it to issue trust preferred securities required deconsolidation due to the provisions of FIN 46R. Accordingly, as of June 30, 2004, the Company was required to deconsolidate these trusts. The deconsolidation required the Company to remove $50.0 million in trust preferred securities from its consolidated financial statements and to record junior subordinated debentures payable to these trusts of $51.5 million and record the Company’s investment in the trusts of $1.5 million in other assets. The trust preferred securities had been counted as Tier 1 capital for regulatory purposes as minority interests in consolidated subsidiaries. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier 1 capital for regulatory capital purposes until further notice, even though the trusts that issued the trust preferred securities were not consolidated with their parent bank holding companies under FIN 46. On May 6, 2004, the Federal Reserve proposed changes to its capital adequacy rules that would continue to include limited amounts of qualified trust preferred securities as Tier 1 capital, notwithstanding the change in GAAP resulting from FIN 46 and FIN 46R.

Currently, other than the impact described above from the deconsolidation of the trust preferred securities, the adoption of FIN 46 and FIN 46R has not had a material impact on the financial condition or the operating results of the Company. Prior periods have not been restated for this change in accounting methods.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 was effective for commitments to originate mortgage loans to be held for sale that are entered into after June 30, 2004. Its adoption did not have a material impact on the consolidated financial position or results of the Company.

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

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Amounts in thousands except per share data)
Basic and diluted net income	$5,806	$7,391	$13,989	$14,988
Basic earnings per share	$0.27	$0.38	$0.66	$0.78
Diluted earnings per share	$0.27	$0.37	$0.64	$0.75
Basic weighted average shares	21,375	19,351	21,327	19,316
Effect of employee stock options	524	623	462	633

Diluted weighted average shares	21,899	19,974	21,789	19,949

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

The following represents the Company’s commitments to extend credit and standby letters of credit:

	For the Period Ended June 30,
	2005	2004
	(Dollars in Thousands)
Commitments to extend credit	$370,492	$296,104
Standby letters of credit	6,762	8,966

Note F - Loans

Loans are stated at the principal amounts outstanding adjusted for purchase premiums / discounts, deferred net loan fees and costs, and unearned income. Interest income on loans is generally recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. When accrual of interest is discontinued, all current period unpaid interest is reversed. Interest income on such loans is subsequently recognized only to the extent cash payments are received, the full recovery of principal is anticipated, or after full principal has been recovered when collection of principal is in question.

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

The Company occasionally sells the guaranteed portion of Small Business Administration (“SBA”) loans to third parties and retains the servicing rights for these loans. The Company has limited recourse related to these sales if a loan sold by the Bank defaults within 90 days of sale. The servicing asset for the sold portion of the SBA loans is included in Loans, net of unearned income. The Company repurchased three loans totaling $170 thousand in principal amount during the quarter ended June 30, 2005 subject to the recourse provision.

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

Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed real estate. It is the policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt. On an exception basis the Company will continue to accrue interest on loans 90 days or more past due when collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

The following table represents the composition of the Company’s loan portfolio:

	June 30, 2005	December 31, 2004	June 30, 2004
	(Dollars in thousands)
Loans
Commercial and industrial	$125,794	$127,476	$132,379
Real estate construction	447,201	401,815	348,685
Residential mortgage	292,858	288,703	282,755
Commercial real estate	861,872	846,945	795,114
Consumer and other	39,433	36,967	37,602

Total loans receivable	1,767,158	1,701,906	1,596,535
Less:
Purchase premium	(265)	(527)	(898)
Deferred net loan fees	3,629	3,390	3,119
Unearned income	13	8	23

Loans net of unearned income	1,763,781	1,699,035	1,594,291
Allowance for loan losses	(25,242)	(25,191)	(23,119)

Loans, net	$1,738,539	$1,673,844	$1,571,172

Mortgage loans held for sale	$8,633	$4,563	$6,221
Composition of loan portfolio as a percentage
Commercial and industrial	7.12%	7.49%	8.29%
Real estate construction	25.31%	23.61%	21.84%
Residential mortgage	16.57%	16.96%	17.71%
Real estate - other	48.77%	49.76%	49.80%
Consumer and other	2.23%	2.18%	2.36%

Total loans receivable	100.00%	100.00%	100.00%

At June 30, 2005 the Company has a remaining market value adjustment on loans that were acquired in the First Colony Bancshares, Inc. acquisition of $0.4 million which is reflected in the loan amounts above. This balance is being amortized monthly.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except per share data):

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$5,806	$7,391	$13,989	$14,988
Earnings per share - Basic	0.27	0.38	0.66	0.78
Earnings per share - Diluted	0.27	0.37	0.64	0.75
Compensation cost - Fair Value	359	166	630	317
Less: Tax Effect	(122)	(56)	(214)	(108)

Net compensation costs - Fair Value	237	110	416	209
Net Income, Pro-forma	5,569	7,281	13,573	14,779
Pro-forma earnings per share - Basic	0.26	0.38	0.64	0.77
Pro-forma earnings per share - Diluted	0.25	0.37	0.62	0.74

Note H – Goodwill and Other Intangible Assets

Intangible assets related to capital lease rights are being amortized over the term of the related lease using the straight-line method. Core deposit intangible assets are amortized over a period of 5 to 20 years. All other intangible assets are being amortized over a 15 year period using the straight-line method.

The Company recognized amortization expense on intangible assets for the three month periods ending June 30, 2005 and 2004 of $130,764 and $121,758, respectively.

Goodwill and other intangible assets at June 30, 2005 and 2004 are as follows:

	June 30,
	2005	2004
	(Dollars in thousands)
Goodwill	$98,620	$99,400
Intangible assets
Core deposit intangibles	1,876	3,221
Customer intangibles	2,663	2,862
Covenants not to compete	278	377
Lease rights	248	248

Total goodwill and intangible assets	103,685	106,108
Accumulated amortization	(1,450)	(2,593)

Net goodwill and intangible assets	$102,235	$103,515

Selected Financial Data

The following table sets forth selected unaudited financial data as of and for the three and six month periods ending June 30, 2005 and 2004. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for the three and six month periods ended June 30, 2005 and 2004 are derived from our unaudited financial statements and related notes. In the opinion of our management, this information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of this data as of those dates and for those periods. Results for the three and six month periods ended June 30, 2005, are not necessarily indicative of results on an annualized basis or for any future period.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands except per share data)
RESULTS OF OPERATIONS
Net interest income	$22,980	$20,219	$44,591	$40,146
Net interest income (tax equivalent)	23,155	20,488	44,941	40,693
Provision for loan losses	4,050	1,310	6,258	2,871
Non-interest income	7,939	7,419	16,027	15,259
Non-interest expense	17,478	16,134	33,143	31,714
Net income	5,806	7,391	13,989	14,988
SELECTED AVERAGE BALANCES
Loans, net of unearned income	$1,759,766	$1,551,258	$1,745,507	$1,511,065
Investment securities	309,483	282,850	313,092	271,852
Earning assets	2,100,824	1,864,339	2,095,695	1,817,360
Total assets	2,357,624	2,096,734	2,346,402	2,043,147
Deposits	1,722,226	1,547,739	1,715,938	1,506,394
Shareholders’ equity	284,355	215,051	282,549	212,461
PERIOD-END BALANCES
Loans, net of unearned income	$1,763,781	$1,594,291	$1,763,781	$1,594,291
Earning assets	2,117,883	1,910,775	2,117,883	1,910,775
Total assets	2,371,423	2,147,165	2,371,423	2,147,165
Deposits	1,677,850	1,566,290	1,677,850	1,566,290
Long-term obligations *	254,850	217,885	254,850	217,885
Shareholders’ equity	287,483	211,967	287,483	211,967
PER COMMON SHARE
Earnings per share - Basic	$0.27	$0.38	$0.66	$0.78
Earning per share - Diluted	$0.27	$0.37	$0.64	$0.75
Book value per share at end of period	$13.42	$10.94	$13.16	$10.94
End of period shares outstanding	21,416	19,381	21,416	19,381
Weighted average shares outstanding
Basic	21,375	19,351	21,327	19,316
Diluted	21,899	19,974	21,789	19,949
STOCK PERFORMANCE
Market Price:
Closing	$25.46	$28.10	$25.46	$28.10
High	26.46	28.82	35.34	28.82
Low	22.58	25.62	22.58	24.90
Trading volume	3,824	2,010	8,065	3,714
Cash dividends per share	$0.153	$0.135	$0.305	$0.270
Dividend payout ratio	57.52%	36.48%	47.64%	35.94%
Price to trailing twelve months earnings	17.8	18.8	17.8	18.8
Price to book value	1.90	2.57	1.90	2.57
PERFORMANCE RATIOS
Return on average assets	0.99%	1.41%	1.19%	1.47%
Return on average equity	8.17%	13.75%	9.90%	14.11%
Average loans as percentage of average deposits	102.18%	100.23%	101.72%	100.31%
Net interest margin (tax equivalent)	4.42%	4.41%	4.32%	4.50%
Average equity to average assets	12.06%	10.26%	12.04%	10.40%
Efficiency ratio	56.26%	58.38%	54.41%	57.24%

*	Long-term obligations include Federal Home Loan Bank advances and junior subordinated debentures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at June 30, 2005 as compared to December 31, 2004 and operating results for the three and six month periods ended June 30, 2005 as compared to the three and six month periods ended June 30, 2004. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Overview

The Company’s total assets increased $44.9 million or 1.93% since December 2004. Federal funds sold decreased $35.5 million primarily due to an increase in loan demand. Loans increased 3.81% or $64.7 million since December 2004, while the investment portfolio decreased $11.5 million. Total deposits decreased by 1.89% or $32.4 million due primarily to the maturity of brokered and national deposits.

Return on average equity for the three and six months ended June 30, 2004 was 8.17% and 9.90% on average equity of $284.4 million and $282.5 million, respectively. This compares to 13.75% and 14.11% on average equity of $215.1 million and $212.5 million for the same period in 2004. Return on average assets for the three and six months ended June 30, 2005 was 0.99% and 1.19%. This compares to 1.41% and 1.47% for the same period in 2004.

Summary

During the first six months of 2005 there have been several events that occurred that had an impact on the financial performance of the Company:

Elevated charge-offs in a problem loan portfolio - The Company performed a comprehensive review of a problem loan portfolio originated by a former lending officer. This problem portfolio was first identified and announced in November 2004. With the assistance of a nationally recognized auditing and consulting firm, the Company conducted a review and has identified $4.0 million in charge-offs in the problem portfolio that were charged-off in the first and second quarter of 2005.

Write-off of assets - The Company combined the operations of its loan settlement services subsidiary, Piedmont Settlement Services, including the staff and systems, into the Bank to aid in the centralization of consumer loan document preparation and to improve corporate efficiency. The associated assets in this subsidiary were written off in the second quarter. The Company recognized a loss of $0.4 million during the second quarter of 2005.

The Company’s first quarter results were also impacted by a $0.5 million loss for the replacement of a banking center in Conyers, Georgia. This center was demolished to provide for the opening of a newly constructed full-service banking center.

Additional income tax expenses – Based upon an analysis of its income tax position, the Company’s income tax expense includes an additional income tax provision of $0.6 million in the second quarter. The Company expects its effective tax rate to be approximately 31% for the remainder of 2005.

Sale of 504 SBA loans—Income from SBA lending was higher than normal due to the sale of $10.2 million in loans from the SBA 504 program. Loans originated under this program are initially retained by the Company and are periodically sold in bulk after certain seasoning requirements. The Company recognized a net gain on this sale of $0.5 million.

High Performance Checking campaign - The Company’s free consumer checking program, High Performance Checking, was launched in late March 2005 and is enhancing growth in checking balances and fee income. During 2005, the Company continued to emphasize low cost core deposits through its High Performance Checking program.

Increased professional services expense – The Company has incurred $0.4 million in additional professional services expense related to accounting and consultant services. These services were necessary to complete the review of the problem loan portfolio, income tax review, and to remediate material weaknesses identified during the Company’s assessment of compliance with the requirements of internal control reporting and Sarbanes-Oxley Section 404.

Purchase of additional BOLI – During the first quarter of 2005 the Company purchased $15.0 million in additional Bank Owned Life Insurance. It is estimated that this transaction will generate an additional $0.6 million in revenue in 2005 that will be used to fund employee benefit programs.

Results of Operations for the Three Months Ended June 30, 2005 and 2004

Interest Income

Interest income for the three months ended June 30, 2005 was $35.5 million, an increase of $7.0 million, or 24.56% compared to $28.5 million for the same period in 2004. Interest on federal funds sold decreased due to the Company’s decision to use the funds to support loan growth. Average earning assets for the three month period increased $0.2 billion, or 10.53% to $2.1 billion as of June 30, 2005 compared to $1.9 billion as of June 30, 2004. Yield on earning assets increased 66 basis points to 6.80% from 6.14% between the quarters ended June 30, 2005 and 2004, as a result of rising interest rates and asset pricing discipline.

Interest Expense

Interest expense on deposits and other borrowings for the three months ended June 30, 2005 was $12.5 million, representing a $4.2 million, or 50.60% increase from June 30, 2004. While average interest bearing liabilities increased $0.2 billion, or 10.53% to $2.1 billion for the three months ended June 30, 2005 compared to $1.9 billion for the three months ended June 30, 2004, the rate on average interest bearing liabilities increased 65 basis points to 2.42% for the second quarter of 2005 from 1.77% for the second quarter of 2004. The increase is due to rising interest rates, competition in the Atlanta market for deposits, the increased cost of wholesale funding through brokered certificates of deposits, Federal Home Loan Bank advances and federal funds purchased.

Net Interest Income

Net interest income for the three months ended June 30, 2005 increased $2.8 million, or 13.86% to $23.0 million compared to $20.2 million for the same period ending June 30, 2004. The increase was mainly attributable to growth in balances, improved asset pricing, and wider spreads on core deposit funding. The Company’s net interest margin increased to 4.42% for the three months ended June 30, 2005 compared to 4.41% for the three months ended June 30, 2004.

Provision for Loan Losses

The provision for loan losses was $4.1 million for the three months ended June 30, 2005 as compared to $1.3 million for the three months ended June 30, 2004. The increase was due to identification of additional impairment of a former loan officer’s portfolio and was also impacted by new loan growth. The Credit Committee continues to monitor asset indicators to determine the adequacy of the loan loss reserve. These factors include changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current economic conditions. Management believes that the allowance for loan losses was adequate at June 30, 2005.

Non-interest Income

Non-interest income was $7.9 million for the three months ended June 30, 2005; an increase of $0.5 million, or 6.76% compared to $7.4 million for the three months ended June 30, 2004. The major component of the increase was income from the sale of SBA loans. The income from the sale of SBA loans increased $1.1 million, or 275.00% to $1.5 million from $0.4 million for the three months ended June 30, 2005 and 2004, respectively. Gains on the sale of securities declined by $0.5 million during the three months ending June 30, 2005 compared to the same period in 2004.

Non-interest Expense

Non-interest expense increased $1.4 million or 8.70% to $17.5 million from $16.1 million for the three months ended June 30, 2005 and 2004, respectively. Salaries were $8.6 million, an increase of $0.9 million, or 11.69% from the three months ended June 30, 2004. The Company’s full-time equivalent employees declined by 45 to 508 as of June 30, 2005 from 553 as of June 30, 2004. The Company’s efficiency ratio was 56.26% for the three months ended June 30, 2005 compared to 58.38% for the three months ended June 30, 2004.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, and the amount of nondeductible expenses. For the three months ended June 30, 2005 and 2004, the provision for taxes was $3.6 million and $2.8 million, respectively. The effective tax rate for the three months ended June 30, 2005 was 38.18% compared to 27.50% for the same period in 2004. This effective rate increase is due to changes in the level of tax-advantaged loans and investments and is impacted by federal and state tax planning strategies.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Interest Income

Interest income for the six months ended June 30, 2005 was $68.4 million, an increase of $12.2 million, or 21.71% compared to $56.2 million for the same period in 2004. Interest on federal funds sold decreased due to the Company’s decision to use the funds to support loan growth. Average earning assets for the six month period ending June 30, 2005 increased $0.2 billion, or 10.53% to $2.1 billion compared to $1.9 billion for the six month period ending June 30, 2004. Yield on average earning assets increased 41 basis points to 6.62% from 6.21% between the six month periods ended June 30, 2005 and 2004, as a result of rising interest rates and asset pricing discipline.

Interest Expense

Interest expense on deposits and other borrowings for the six months ended June 30, 2005 was $23.8 million, a $7.8 million, or 48.75% increase from June 30, 2004. While average interest bearing liabilities increased $0.2 billion, or 10.53% to $2.1 billion for the six months ended June 30, 2005 compared to $1.9 billion for the six months ended June 30, 2004, the cost of average interest bearing liabilities increased 57 basis points to 2.34% from 1.77%. The increase is due to rising interest rates, competition in the Atlanta market for deposits, and the increased cost of wholesale funding through brokered certificates of deposits, Federal Home Loan Bank advances and federal funds purchased.

Net Interest Income

Net interest income for the six months ended June 30, 2005 increased $4.5 million, or 11.22% to $44.6 million, compared to $40.1 million for the same period ending June 30, 2004. The increase was mainly attributable to growth in balances, improved asset pricing and wider spreads on core deposit funding. The Company’s net interest margin decreased to 4.32% for the six months ended June 30, 2005 compared to 4.50% as of June 30, 2004.

Provision for Loan Losses

The provision for loan losses was $6.3 million for the six months ended June 30, 2005 compared to $2.9 million for the six months ended June 30, 2004. The increase was due to identification of additional impairment of a former loan officer’s portfolio and was also impacted by new loan growth. The Credit Committee continues to monitor asset indicators to determine the adequacy of the loan loss reserve. These factors include changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current economic conditions. Management believes that the allowance for loan losses was adequate at June 30, 2005.

Non-interest Income

Non-interest income was $16.0 million for the six months ended June 30, 2005; an increase of $0.7 million, or 4.58% compared to $15.3 million for the six months ended June 30, 2004. The major components of the increase were insurance agency income and income from the sale of SBA loans. Insurance agency income increased $0.4 million, or 7.84% to $5.5 million from $5.1 million for the six months ended June 30, 2005 and 2004, respectively. The income from the sale of SBA loans increased $1.5 million, or 166.67% to $2.4 million from $0.9 million for the six months ended June 30, 2005 and 2004, respectively. Gains on the sale of securities declined by $0.6 million during the six months ending June 30, 2005 compared to the same period in 2004.

Non-interest Expense

Non-interest expense increased $1.4 million or 4.42% to $33.1 million from $31.7 million for the six months ended June 30, 2005 and 2004, respectively. Salaries were $16.5 million, an increase of $0.8 million, or 5.10% from the six months ended June 30, 2004. The Company’s efficiency ratio was 54.41% for the six months ended June 30, 2005 compared to 57.24% for the six months ended June 30, 2004.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, and the amount of nondeductible expenses. For the six months ended June 30, 2005 and 2004, the provision for taxes was $7.2 million and $5.8 million, respectively. The effective tax rate for the six months ended June 30, 2005 was 34.07% compared to 28.01% for the same period in 2004. This effective rate increase is due to changes in the level of tax-advantaged loans and investments and is impacted by federal and state tax planning strategies.

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

The capital measures used by the federal banking regulators are the Total Capital ratio, the Tier 1 Capital ratio, and the leverage ratio. Under the regulations, a bank holding company or a bank will be well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure.

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

At June 30, 2005, the Company and the Bank were well capitalized for regulatory purposes. The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of June 30, 2005 to the minimum and well-capitalized regulatory standards:

	Company	Bank	Minimum Required	Well Capitalized
Leverage ratio	10.60%	10.05%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	12.36%	11.85%	4.00%*	6.00%
Total risk-based capital	13.61%	13.06%	8.00%	10.00%

*	4.5% to 5.5% for Georgia Department purposes

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

However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company’s management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein. The Company’s management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. Management is not aware of any loans that meet the definition of a troubled debt restructuring as of June 30, 2005. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated costs to sell.

The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property’s value is assessed annually and written down to its fair value less costs to sell.

In the first six months of 2005, non-performing assets increased by $1.2 million to $15.6 million. The increase was attributable to loans made by a former loan officer of Main Street Bank and several smaller relationships that are generally well-secured by real estate in accordance with bank policy. The collateral securing these loans is currently being sold or is in the process of foreclosure.

The following table presents information regarding non-performing assets at the dates indicated:

	June 30, 2005	December 31, 2004	June 30, 2004
	(Dollars in thousands)
Non-performing assets
Non-accrual loans
Commercial and industrial	$1,312	$3,405	$1,556
Real estate - construction	3,814	2,069	432
Real estate - mortgage	2,384	2,892	313
Commercial real estate	4,010	3,844	2,683
Consumer and other	23	45	195
Other real estate and repossessions	4,095	2,166	1,915

Total non-performing assets	$15,638	$14,421	$7,094
Loans past due 90 days or more and still accruing	$2,368	$5,658	$3,618
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income	0.13%	0.33%	0.31%
Ratio of non-performing assets to loans, net of unearned income and other real estate	0.89%	0.85%	0.44%

Loans and Allowance for Loan Losses

At June 30, 2005, loans, net of unearned income, were $1.764 billion, an increase of $0.065 billion or 3.83% over net loans at December 31, 2004 of $1.699 billion. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state. Residential mortgage and commercial real estate loans increased $19.1 million or 1.68% from December 31, 2004 while real estate construction loans increased $45.4 million or 11.30% over the same period. The Company continues to monitor the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of changes in the economic environment on the loan portfolio.

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

For the six month period ending June 30, 2005, net charge-offs totaled $6.2 million or 0.71% (annualized) of average loans outstanding for the period, net of unearned income, compared to $0.90 million or 0.12% (annualized) in net charge-offs for the same period in 2004. The provision for loan losses for the six months ended June 30, 2005 was $6.3 million compared to $2.9 million for the same period in 2004. The allowance for loan losses totaled $25.2 million or 1.43% of total loans, net of unearned income at June 30, 2005, compared to $25.2 million or 1.48% of total loans at December 31, 2004. In its loan loss reserve analysis, the Company establishes specific reserves for its large criticized loan relationships. During the first six months of 2005, the Company took charge-offs against several loans that had large specific reserves established in the fourth quarter of 2004. These charge-offs were concentrated in a problem loan portfolio extended by a loan officer who is no longer employed by the Company. The Company’s percentage of loans in a criticized status has otherwise been stable and is consistent with prior years. Economic conditions in the Company’s market area continue to be favorable. Based on these factors and the elimination of large specific reserves through loan charge-offs, the Company’s allowance for loan losses as a percentage of loans declined.

The following table presents an analysis of the allowance for loan losses for the six-month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005		2004
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of period	$25,191		$21,152
Provision charged to operating expense	6,258		2,871
Charge-offs:
Commercial and industrial	2,589	36.81%	273	20.68%
Real estate - construction	117	1.66%	87	6.59%
Real estate - mortgage	1,607	22.85%	210	15.91%
Commercial real estate	2,327	33.08%	216	16.36%
Consumer and other	394	5.60%	534	40.45%

Total charge-offs	7,034	100.00%	1,320	100.00%
Recoveries:
Commercial and industrial	180	21.77%	144	34.62%
Real estate - construction	34	4.11%	—	0.00%
Real estate - mortgage	246	29.75%	95	22.84%
Commercial real estate	204	24.67%	10	2.40%
Consumer and other	163	19.71%	167	40.14%

Total recoveries	827	100.00%	416	100.00%

Net charge-offs	6,207		904

Balance of allowance for loan losses at end of period	$25,242		$23,119

Net annualized charge-offs as a percentage of average loans	0.71%		0.12%
Reserve for loan losses as a percentage of loans at end of period	1.43%		1.45%

Interest Rate Sensitivity and Liquidity

Asset Liability Management

The Company’s primary market risk exposures are credit (as discussed previously), interest rate risk and liquidity risk. The Company operates under an Asset Liability and Risk Management policy created by the Asset and Liability Committee (“ALCO”) and approved by the Board of Directors. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the economic values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Company’s interest rate risk objectives.

The ALCO is comprised of senior officers. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income. The ALCO’s decisions are based upon policies established by the Board of Directors, which are designed to meet three goals: manage interest rate risk, improve net interest income and maintain adequate liquidity.

The ALCO has developed a program of action which includes, among other things, the following: (i) selling substantially all conforming, long-term, fixed rate mortgage originations, (ii) originating and retaining for the portfolio shorter term, higher yielding loan products which meet the Company’s underwriting criteria; and (iii) actively managing the Company’s interest rate risk exposure.

Interest Rate Risk

The normal course of business activity exposes the Company to interest rate risk. Interest rate risk is managed within an overall asset and liability framework for the Company. The principal objectives of asset and liability management are to guide the sensitivity of net interest income to potential changes in interest rates and enhance profitability in ways that promise sufficient reward for recognized and controlled risk. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the potential volatility of net interest income to changes in interest rates. In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company’s financial instruments and cash flows. The Company’s interest rate risk position is managed by ALCO.

The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies. The Company’s net interest income simulation includes all financial assets and liabilities. This simulation measures both the mismatch risk and basis risk in the Company’s assets and liabilities. The simulation also captures the option characteristics of products, such as caps and floors on floating rate loans, the right to pre-pay mortgage loans without penalty and the ability of customers to withdraw deposits on demand. These options are modeled through the use of primarily historical customer behavior and statistical analysis. Other interest rate-related risks such as prepayment, basis and option risk are also considered. Simulation results quantify interest rate risk under various interest rate scenarios. Management then develops and implements appropriate strategies. The Board of Directors regularly review the overall rate risk position and asset and liability management strategies.

In fiscal 2005, the Company will continue to face mismatch risk and basis risk and may be confronted with several risk scenarios. If interest rates rise, net interest income may actually increase if deposit rates lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit rates relative to market rates. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable, which could also create significant risk to net interest income. ALCO’s subcommittee, the pricing committee, meets weekly to establish interest rates on loans and deposits.

The Company uses three standard scenarios – rates unchanged, rising rates, and declining rates – in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 100 basis point upward and downward rate shock. The following table illustrates the expected effect a given interest rate shift would have on the fair market value of the Balance Sheet and the annualized projected net interest income of the Company as of June 30, 2005:

Change in Interest Rates	Increase /(Decrease) in FMV of Balance Sheet	Increase /(Decrease) in Net Interest Income
+ 100 basis points	3.90	6.84
- 100 basis points	-5.20	-6.90

These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Accounting for Derivative Instruments and Hedging Activities (“SFAS 149”), as amended and interpreted, establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. Fair value is estimated based on published bid prices or bid quotations for interest rate swaps and floors received from securities dealers. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Market risk is the adverse effect that a change in interest rates or the implied volatility of interest rates have on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

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

The following chart illustrates the Bank’s derivative positions as of June 30, 2005. Market values have been determined by published bid prices or bid quotations for interest rate swaps received from securities dealers. Amounts are in thousands.

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Received Fixed Prime Swap	Apr-03	Apr-06	$50,000	6.25%	5.26%	-0.99%	$(541)
Received Fixed Prime Swap	Aug-03	Aug-06	$100,000	6.25%	5.59%	-0.66%	$(1,233)

Total Received Fixed Swaps			$150,000				$(1,774)

Total Derivative Positions			$150,000				$(1,774)

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company’s liquidity needs have primarily been met by growth in deposits, advances from Federal Home Loan Bank (“FHLB”), purchases of federal funds, and capital from retained earnings and acquisitions. The FHLB allows member banks to borrow against their eligible collateral to satisfy their liquidity requirements. As of June 30, 2005, the Company had $18.2 million available on its FHLB line based on current eligible collateral. Federal funds purchased and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. As of June 30, 2005, the Company had $39.6 million in federal funds purchased and $87.5 million in FHLB overnight borrowings. The Company’s cash and federal funds sold and cash flows from amortizing investment and loan portfolios have generally created an adequate liquidity position. Executive management reviews liquidity monthly. This review is from a regulatory as well as static and a forecasted standpoint.

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

The Company’s primary market risk exposures are credit (as discussed previously), interest rate risk and liquidity risk. The Company operates under an Asset Liability and Risk Management policy created by the Asset and Liability Committee (“ALCO”) and approved by the Board of Directors. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the economic values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Company’s interest rate risk objectives.

The ALCO is comprised of senior officers. The ALCO makes all tactical and strategic decisions with respect to the sources and uses of funds that may affect net interest income. The ALCO’s decisions are based upon policies established by the Board of Directors, which are designed to meet three goals: manage interest rate risk, improve net interest income and maintain adequate liquidity.

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

During the first six months of 2005 the Company has made the following changes to internal controls over financial reporting to address the previously disclosed material weakness related to staffing levels and expertise:

•	Hired David W. Brooks, II to serve as Chief Financial Officer

•	Provided internal training for income taxes and hired an independent third party to provide additional tax expertise for the Company

•	Provided internal training and guidance for reconciliations and utilized an independent third party to provide additional expertise for improving the reconciliation process

•	Established additional procedures and controls to ensure that the integrity of the financial review process was maintained while staffing levels and expertise were being remediated

•	Utilized a third party vendor for asset/liability modeling

•	Increased staff in our SBA lending division to allow for additional segregation of duties and responsibilities

There were no other changes in the Company’s internal control over financial reporting that may have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In an effort to remediate the previously disclosed material weakness related to staffing levels and expertise the Company is taking the following steps in the third quarter of 2005:

•	Actively seeking qualified candidates to fill the Treasurer’s position

•	The Company has contracted with a nationally recognized accounting and banking consultant to analyze financial practices, policies and procedures, and assist the Company by providing additional expertise in accounting until additional permanent accounting personnel can be hired.

PART II. – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 23, 2005. The following matters were submitted to a vote of the shareholders:

1)	Proposal One: Elect three Class II Directors of the Company to serve, each for three-year terms expiring at the 2008 Annual Meeting of Shareholders. The nominees for Class II Directors were: John R. Burgess, Jr., T. Ken Driskell and Frank B. Turner. The voting results for each nominee were as follows:

	Shares Voted in Favor	Shares Voted Against	Abstained
John R. Burgess, Sr.	17,388,351	0	1,250,495
T. Ken Driskell	17,388,351	0	1,250,495
Frank B. Turner	17,388,351	0	1,250,495

2)	Proposal Two: The ratification of the selection of Ernst & Young LLP as the Company’s independent auditors for 2005. There were 18,557,940 affirmative votes, 58,226 negative votes and 22,680 shares abstained. Ernst & Young was ratified as the independent auditor for 2005.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following are filed with or incorporated by reference into this report

Exhibit No.	Description
3.1	Articles of Incorporation of Main Street Banks, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-78046 on Form S-4) as amended by Certificate of Merger and Name Change (incorporated by reference to Exhibit 3.1 of the December 31, 1996, Form 10-KSB)

3.2	Bylaws of Main Street Banks, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-78046 on Form S-4)

10.1	Employment agreement dated May 23, 2005 between the Registrant and David W. Brooks, II, (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on May 25, 2005) *

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

Date: August 8, 2005	By:	/s/ SAMUEL B. HAY, III
Samuel B. Hay, III, Chief Executive Officer

Date: August 8, 2005	By:	/s/ DAVID W. BROOKS, II
David W. Brooks, II, Chief Financial Officer