Form 10-Q
period 2005-09-30
MAIN STREET BANKS INC /NEW/
filed 2005-11-07
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 31, 2005, registrant had outstanding 21,477,563 shares of common stock.

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause the actual results, performance or achievements of the Company to be materially different from expected results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future local and national economic or business and real estate market conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including banking, securities and tax laws and regulations;

•	the risks of changes in interest rates, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of allowances for loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations and personnel as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting rules, policies and practices;

•	changes in technology and/or products – especially those that result in increased costs to us or less benefits to us than we had expected;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events; and

•	other factors and risks described in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

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

MAIN STREET BANKS, INC.

FORM 10-Q

September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Street Banks, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	(Unaudited) September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$50,441	$35,090
Interest-bearing deposits in banks	649	318
Federal funds sold and securities purchased under agreements to resell	33,250	35,813
Investment securities available for sale (amortized cost of $314,840 and $314,557 at September 30, 2005 and December 31, 2004, respectively)	311,777	315,521
Investment securities held to maturity (fair value of $14,797 and $11,260 at September 30, 2005 and December 31, 2004, respectively)	15,110	11,716
Other investments	26,695	23,782
Mortgage loans held for sale	7,119	4,563
Loans, net of unearned income	1,792,268	1,699,035
Allowance for loan losses	(25,118)	(25,191)

Loans, net	1,767,150	1,673,844
Premises and equipment, net	52,627	53,470
Other real estate	5,898	2,141
Accrued interest receivable	10,150	9,763
Goodwill and other intangible assets	102,107	102,170
Bank owned life insurance	58,976	42,056
Due from broker	14,635	—
Other assets	16,983	16,195

Total assets	$2,473,567	$2,326,442

Liabilities
Deposits:
Noninterest-bearing demand	$256,517	$224,958
Interest-bearing demand and money market	654,597	658,088
Savings	41,349	46,999
Time deposits of $100,000 or more	394,534	370,658
Other time deposits	422,963	409,507

Total deposits	1,769,960	1,710,210
Accrued interest payable	5,152	3,955
Federal Home Loan Bank advances	198,169	201,070
Federal funds purchased and securities sold under repurchase agreements	147,189	73,368
Subordinated debentures	51,547	51,547
Other liabilities	9,700	7,329

Total liabilities	2,181,717	2,047,479

Shareholders’ Equity
Common stock-no par value per share; 50,000,000 shares authorized; 22,029,645 and 21,229,545 shares outstanding at September 30, 2005 and December 31, 2004, respectively	163,656	161,517
Treasury stock, at cost, 564,082 shares at September 30, 2005 and December 31, 2004	(8,789)	(8,789)
Retained earnings	140,395	126,448
Accumulated other comprehensive loss, net of tax	(3,412)	(213)

Total shareholders’ equity	291,850	278,963

Total liabilities and shareholders’ equity	$2,473,567	$2,326,442

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Income

(dollars and shares in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Interest income:
Loans, including fees	$33,102	$26,736	$94,808	$76,991
Investment securities:
Taxable	2,996	2,498	8,505	7,107
Non-taxable	360	365	1,040	1,172
Federal funds sold and other short-term investments	4	9	79	43
Interest-bearing deposits in banks	18	6	42	15
Other investments	298	238	725	682

Total interest income	36,778	29,852	105,199	86,010
Interest expense:
Interest-bearing demand and money market	3,576	1,765	10,720	4,916
Savings	69	62	197	224
Time deposits	6,605	4,757	17,546	13,690
Other time deposits	44	185	128	305
Federal funds purchased and repurchase agreements	1,289	737	2,613	1,702
Federal Home Loan Bank advances	1,568	876	4,202	2,407
Interest expense on junior subordinated debentures	888	637	2,463	1,787

Total interest expense	14,039	9,019	37,869	25,031

Net interest income	22,739	20,833	67,330	60,979
Provision for loan losses	790	1,603	7,049	4,474

Net interest income after provision for loan losses	21,949	19,230	60,281	56,505
Non-interest income:
Service charges on deposit accounts	2,229	2,165	6,278	6,069
Other customer service fees	405	277	1,107	986
Mortgage banking income	706	810	2,079	2,552
Investment agency commissions	68	134	617	634
Insurance agency income	2,628	2,515	8,151	7,657
Income from SBA lending	1,039	1,270	3,407	2,124
Income on bank owned life insurance	705	522	1,920	1,903
Investment securities (losses) gains, net	(272)	317	(25)	1,170
Other income	178	217	563	1,129

Total non-interest income	7,686	8,227	24,097	24,224
Non-interest expense:
Salaries and other compensation	8,856	8,000	25,137	23,729
Employee benefits	1,394	1,170	4,312	4,330
Net occupancy and equipment expense	2,089	2,091	6,255	6,159
Data processing fees	546	326	1,551	1,106
Professional services	690	716	1,988	1,934
Communications & supplies	958	1,027	2,908	3,106
Marketing expense	270	347	812	1,074
Regulatory agency assessments	103	196	315	383
Amortization of intangible assets	131	122	390	385
Other expense	2,195	1,904	7,090	6,145

Total non-interest expense	17,232	15,899	50,758	48,351

Income before income taxes	12,403	11,558	33,620	32,378
Income tax expense	3,865	3,294	11,093	9,126

Net income	$8,538	$8,264	$22,527	$23,252

Earnings per share - Basic	$0.40	$0.43	$1.05	$1.20
Earnings per share - Diluted	$0.39	$0.41	$1.03	$1.16
Dividends declared per share	$0.1525	$0.1350	$0.4575	$0.4050
Weighted average common shares outstanding - Basic	21,432	19,428	21,362	19,354
Weighted average common shares outstanding - Diluted	21,972	20,016	21,801	19,972

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(unaudited)
Net income	$8,538	$8,264	$22,527	$23,252

Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale	(1,687)	3,278	(2,775)	(872)
Unrealized (losses) gains on derivative contracts	(62)	892	(441)	(1,077)
Less reclassification adjustment for net gains (losses) included in net income	180	(209)	17	(772)

Comprehensive income	$6,969	$12,225	$19,328	$20,531

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine months ended September 30,
	2005	2004
	(Unaudited)
Operating activities
Net income	$22,527	23,252
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,049	4,474
Depreciation and amortization of premises and equipment	2,844	2,922
Amortization of intangible assets	390	385
Loss on sales of other real estate	446	454
Investment securities losses (gains), net	25	(1,170)
Net amortization of investment securities	729	1,027
Net accretion of loans purchased	(11)	(132)
Loss on sales of premises and equipment	721	473
Net change in mortgage loans held for sale	(2,556)	(1,261)
Gain on mortgage loan sales	(823)	(989)
Gains on sales of SBA loans	(2,603)	(2,124)
Deferred income tax provision	(59)	1,442
Deferred net loan fees (cost amortization)	(114)	(1,749)
Vesting in restricted stock award plan	522	549
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(387)	(1,061)
Increase cash surrender value of bank-owned life insurance	(1,920)	(755)
Increase in accrued interest payable	1,197	468
Increase in other assets	(139)	(3,103)
Other	(1,697)	3,308

Net cash provided by operating activities	$26,141	26,410
Investing activities
Purchases of investment securities available for sale	(79,717)	(123,645)
Purchases of investment securities held to maturity	(4,700)	(1,210)
Maturities and calls of investment securities held to maturity	1,306	—
Decrease (increase) in other investments	4,783	(3,389)
Maturities, paydowns and calls of investment securities available for sale	34,681	30,528
Proceeds from sales of investment securities available for sale	29,445	54,345
Net increase in loans funded	(105,684)	(210,290)
Purchase of bank-owned life insurance	(15,000)	(5,000)
Purchases of premises and equipment	(3,277)	(13,349)
Proceeds from sales of premises and equipment	555	106
Proceeds from sales of other real estate	1,967	1,612
Improvements to other real estate	(727)	(175)
Net cash paid for acquisitions	(200)	—

Net cash used in investing activities	$(136,568)	(270,467)
Financing activities
Net increase in demand and savings accounts	22,418	107,236
Increase in time deposits	37,332	64,647
Increase in Federal Funds purchased	73,821	2,333
(Decrease) increase in Federal Home Loan Bank advances	(2,901)	84,599
Dividends paid	(9,118)	(7,833)
Proceeds from issuance of common stock	1,994	1,582

Net cash provided by financing activities	$123,546	252,564
Net increase in cash and cash equivalents	13,119	8,507
Cash and cash equivalents at beginning of period	71,221	72,680

Cash and cash equivalents at end of period	$84,340	$81,187

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$36,672	$17,864
Income taxes	8,901	10,226
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$5,443	$3,857

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with U.S. generally accepted accounting principles, followed within the financial services industry for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statement presentation. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for interim periods have been included.

The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

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

During the nine months ended September 30, 2005, MSII booked an additional $0.3 million in goodwill as a result of the “earn-out” provision.

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

In April 2005, the Securities and Exchange Commission (“SEC”) announced that it would provide for a phased-in implementation process for SFAS No. 123R. The SEC would require that registrants adopt Statement 123R’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after September 15, 2005. The Company has elected to adopt SFAS No. 123R beginning in January 2006. The adoption of this statement is expected to reduce net income in 2006 by approximately $0.7 million or $.03 per share.

Note D - Earnings per Common Share

The Company accounts for earnings per share in accordance with FASB Statement No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to the shares outstanding the additional net effect of employee stock options that could be exercised into common shares. The computation of diluted earnings per share is as follows:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Amounts in thousands except per share data)
Basic and diluted net income	$8,538	$8,264	$22,527	$23,252
Basic earnings per share	$0.40	$0.43	$1.05	$1.20
Diluted earnings per share	$0.39	$0.41	$1.03	$1.16

Basic weighted average shares	21,432	19,428	21,362	19,354
Effect of employee stock options	540	588	439	618

Diluted weighted average shares	21,972	20,016	21,801	19,972

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

The following represents the Company’s commitments to extend credit and standby letters of credit:

	September 30, 2005	December 31, 2004
	(Dollars in Thousands)
Commitments to extend credit	$401,314	$378,386
Standby letters of credit	6,305	7,513

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

A substantial portion of the Company’s loans are secured by real estate in northeast Georgia communities, primarily in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale, and Walton counties. In addition, a substantial portion of real estate acquired through foreclosure consists of commercial residential properties and land located in these same markets. The ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of real estate are susceptible to changes in economic and market conditions in northeast Georgia.

The Company occasionally sells the guaranteed portion of Small Business Administration (“SBA”) loans to third parties and retains the servicing rights for these loans. The Company has limited recourse related to these sales if a loan sold by the Bank defaults within 90 days of sale. The servicing asset for the sold portion of the SBA loans is included in Loans, net of unearned income. The Company repurchased three loans totaling $1.7 million in principal amount during the quarter ended September 30, 2005 subject to the recourse provision.

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

Nonperforming assets include loans classified as nonaccrual or renegotiated, foreclosed real estate, and other property. It is the policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt. On an exception basis the Company will continue to accrue interest on loans 90 days or more past due when collection of both principal and interest is assured by way of sufficient collateral, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

The following table represents the composition of the Company’s loan portfolio:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Loans
Commercial and industrial	$128,193	$127,476
Real estate construction	459,581	401,815
Residential mortgage	286,918	288,703
Commercial real estate	881,887	846,945
Consumer and other	39,125	36,967

Total loans receivable	1,795,704	1,701,906
Less:
Purchase premium	159	(527)
Deferred net loan fees	3,277	3,390
Unearned income	—	8

Loans net of unearned income	1,792,268	1,699,035
Allowance for loan losses	(25,118)	(25,191)

Loans, net	$1,767,150	$1,673,844

Mortgage loans held for sale	$7,119	$4,563
Composition of loan portfolio as a percentage
Commercial and industrial	7.14%	7.49%
Real estate construction	25.59%	23.61%
Residential mortgage	15.98%	16.96%
Commercial Real estate	49.11%	49.76%
Consumer and other	2.18%	2.18%

Total loans receivable	100.00%	100.00%

At September 30, 2005 the Company has a remaining market value adjustment on loans that were acquired in the First Colony Bancshares, Inc., acquisition of $0.3 million which is reflected in the loan amounts above. The balance is being amortized monthly.

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

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No.148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro-forma disclosure below uses the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. As mentioned in Note C, the company expects to adopt FAS 123R, a revision of FAS 123, in January 2006.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except per share data):

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands except per share data)
Net income	$8,538	$8,264	$22,527	$23,252
Earnings per share - Basic	0.40	0.43	1.05	1.20
Earnings per share - Diluted	0.39	0.41	1.03	1.16
Compensation cost - Fair Value	363	294	966	904
Less: Tax Effect	(20)	(14)	(54)	(43)

Net compensation costs - Fair Value	343	280	912	861
Net Income, Pro-forma	8,195	7,984	21,615	22,391
Pro-forma earnings per share - Basic	0.38	0.41	1.01	1.16
Pro-forma earnings per share - Diluted	0.37	0.40	0.99	1.12

Note H – Goodwill and Other Intangible Assets

Goodwill is not amortized, but rather is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Intangible assets related to capital lease rights are being amortized over the term of the related lease using the straight-line method. Core deposit intangible assets are amortized over a period of 5 to 20 years. All other intangible assets are being amortized over 5 to 15 year periods using the straight-line method.

The Company recognized amortization expense on intangible assets for the three month periods ending September 30, 2005 and 2004 of $131 thousand and $122 thousand, respectively. Amortization expense for the nine month periods ending September 30, 2005 and 2004 was $390 thousand and $385 thousand, respectively.

Goodwill and other intangible assets at September 30, 2005 and 2004 are as follows:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Goodwill	$98,620	$98,300
Intangible assets
Core deposit intangibles	1,877	1,877
Customer intangibles	2,612	2,937
Covenants not to compete	250	372
Lease rights	248	248

Total goodwill and intangible assets	103,607	103,734
Accumulated amortization	(1,500)	(1,564)

Net goodwill and intangible assets	$102,107	$102,170

Selected Financial Data

The following table sets forth selected unaudited financial data as of and for the three and nine month periods ending September 30, 2005 and 2004. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for the three and nine month periods ended September 30, 2005 and 2004 are derived from our unaudited financial statements and related notes. In the opinion of our management, this information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of this data as of those dates and for those periods. Results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of results on an annualized basis or for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited) (in thousands except per share data)
RESULTS OF OPERATIONS
Net interest income	$22,739	$20,833	$67,330	$60,979
Net interest income (tax equivalent)	22,924	21,077	67,865	61,769
Provision for loan losses	790	1,603	7,049	4,474
Non-interest income	7,686	8,227	24,097	24,224
Non-interest expense	17,232	15,899	50,758	48,351
Net income	8,538	8,264	22,527	23,252
SELECTED AVERAGE BALANCES
Loans, net of unearned income	$1,767,745	$1,620,436	$1,753,001	$1,547,700
Investment securities	333,343	288,443	319,916	277,423
Earning assets	2,136,601	1,940,675	2,109,418	1,862,913
Total assets	2,397,790	2,176,797	2,363,720	2,089,597
Deposits	1,704,822	1,584,819	1,712,191	1,532,726
Shareholders’ equity	289,697	218,058	284,957	214,903
PERIOD-END BALANCES
Loans, net of unearned income	$1,792,268	$1,653,616	$1,792,268	$1,653,616
Earning assets	2,188,738	2,003,706	2,188,738	2,003,706
Total assets	2,473,567	2,258,393	2,473,567	2,258,393
Deposits	1,769,960	1,630,286	1,769,960	1,630,286
Long-term obligations *	249,716	277,751	249,716	277,751
Shareholders’ equity	291,850	222,322	291,850	222,322
PER COMMON SHARE
Earnings per share - Basic	$0.40	$0.43	$1.05	$1.20
Earning per share - Diluted	$0.39	$0.41	$1.03	$1.16
Book value per share at end of period	$13.60	$11.77	$13.60	$11.77
End of period shares outstanding	21,465	18,894	21,465	18,894
Weighted average shares outstanding
Basic	21,432	19,428	21,362	19,354
Diluted	21,972	20,016	21,801	19,972
STOCK PERFORMANCE
Market Price:
Closing	$26.80	$30.60	$26.80	$30.60
High	28.50	30.60	35.34	30.60
Low	25.05	26.46	21.95	24.90
Trading volume	2,789	1,755	10,855	5,469
Cash dividends per share	$0.1525	$0.1350	$0.4575	$0.4050
Dividend payout ratio	39.10%	32.93%	44.42%	34.91%
Price to trailing twelve months earnings	19.00	16.86	18.60	16.86
Price to book value	1.97	2.60	1.97	2.60
PERFORMANCE RATIOS
Return on average assets	1.42%	1.52%	1.27%	1.49%
Return on average equity	11.79%	15.16%	10.54%	14.47%
Average loans as percentage of average deposits	103.69%	102.25%	102.38%	100.98%
Net interest margin (tax equivalent)	4.26%	4.31%	4.30%	4.43%
Average equity to average assets	12.08%	10.02%	12.06%	10.28%
Efficiency ratio	56.64%	54.71%	55.52%	56.75%

*	Long-term obligations include Federal Home Loan Bank advances and junior subordinated debentures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at September 30, 2005 as compared to December 31, 2004 and operating results for the three and nine month periods ended September 30, 2005 as compared to the three and nine month periods ended September 30, 2004. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Overview

The Company’s total assets increased $147.1 million or 6.3% since December 2004. Loans increased 5.6% or $93.3 million since December 2004, primarily in commercial real estate and real estate construction loans. Total deposits increased by 3.5% or $59.8 million due to a campaign for checking accounts.

Net income was $8.5 million for the three months ended September 30, 2005 compared to $8.3 million in the third quarter of 2004. Diluted earnings per share for the third quarter of 2005 were $0.39 versus $0.41 for the third quarter of 2004. Net income for the nine months ended September 30, 2005 was $22.5 million compared to $23.3 million in the same period of 2004. Diluted earnings per share for the nine months ended September 30, 2005 were $1.03 versus $1.16 for the nine months ended September 30, 2004.

Return on average equity for the three and nine months ended September 30, 2005 was 11.79% and 10.54% on average equity of $289.7 million and $285.0 million, respectively. This compares to 15.16% and 14.47% on average equity of $218.1 million and $214.9 million for the same period in 2004. Return on average assets for the three and nine months ended September 30, 2005 was 1.42% and 1.27%. This compares to 1.52% and 1.49% for the same period in 2004.

Summary

During the first nine months of 2005 there have been several events that occurred that had an impact on the financial performance of the Company:

Elevated charge-offs in a problem loan portfolio - The Company performed a comprehensive review of a problem loan portfolio originated by a former lending officer. This problem portfolio was first identified and announced in November 2004. With the assistance of a nationally recognized auditing and consulting firm, the Company conducted a review and identified $4.0 million in charge-offs in the problem portfolio that were charged-off in the first and second quarters of 2005.

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

Sale of 504 SBA loans - Income from SBA lending was higher than normal due to the sale, in the second quarter of 2005, of $10.2 million in loans from the SBA 504 program. Loans originated under this program are initially retained by the Company and are periodically sold in bulk after certain seasoning requirements. The Company recognized a net gain on this sale of $0.5 million.

High Performance Checking campaign - The Company’s free consumer checking program, High Performance Checking, was launched in late March 2005 and is enhancing growth in checking balances and fee income. During 2005, the Company continued to emphasize low cost core deposits through its High Performance Checking program.

Increased professional services expense – The Company has incurred $0.4 million in additional professional services expense related to accounting, legal and consultant services. These services were necessary to complete the review of the problem loan portfolio, an income tax review, and to aid in the remediation of material weaknesses identified during the Company’s assessment of compliance with the requirements of internal control reporting and Sarbanes-Oxley Section 404. Such expenses should continue, at a lower rate, in the fourth quarter.

Purchase of additional BOLI – During the first quarter of 2005 the Company purchased $15.0 million in additional Bank Owned Life Insurance. It is estimated that this transaction will generate an additional $0.6 million in revenue in 2005 that will be used to fund employee benefit programs.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Interest Income

Interest income for the three months ended September 30, 2005 was $36.8 million, an increase of $6.9 million, or 23.2% compared to $29.9 million for the same period in 2004. Average earning assets for the three month period increased $195.9 million, or 10.1% to $2.1 billion as of September 30, 2005 compared to $1.9 billion as of September 30, 2004. Yield on earning assets increased 74 basis points to 6.89% from 6.15% between the quarters ended September 30, 2005 and 2004, as a result of rising interest rates and asset pricing discipline.

Interest Expense

Interest expense on deposits and other borrowings for the three months ended September 30, 2005 was $14.0 million, representing a $5.0 million, or 56.4% increase from the three months ended September 30, 2004. While average interest bearing liabilities increased $143 million, or 8.4% to $1.8 billion for the three months ended September 30, 2005 compared to $1.7 billion for the three months ended September 30, 2004, the rate on average interest bearing liabilities increased 91basis points to 3.02% for the third quarter of 2005 from 2.11% for the third quarter of 2004. The increase is due to rising interest rates on all funding sources and competition in the Atlanta market for deposits.

Net Interest Income

Net interest income for the three months ended September 30, 2005 increased $1.9 million, or 9.1% to $22.7 million compared to $20.8 million for the same period ending September 30, 2004. The increase was mainly attributable to growth in balances, improved asset pricing, and wider spreads on core deposit funding. The Company’s net interest margin decreased to 4.26% for the three months ended September 30, 2005 compared to 4.31% for the three months ended September 30, 2004.

Provision for Loan Losses

The provision for loan losses was $0.8 million for the three months ended September 30, 2005 as compared to $1.6 million for the three months ended September 30, 2004. The lower provision was primarily due to lower net charge offs and a reduction in the allowance for loan losses to 1.4% of loans as called for by the methodology used internally to estimate the appropriate level for the allowance. The Executive Review Committee monitors quality asset indicators to determine the adequacy of the loan loss reserve. These factors include changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans and related specific reserves, concentrations of loans to specific borrowers or industries and current economic conditions. Management believes that the allowance for loan losses was adequate at September 30, 2005.

Non-interest Income

Non-interest income was $7.7 million for the three months ended September 30, 2005, a decrease of $0.5 million, or 6.6% compared to $8.2 million for the three months ended September 30, 2004. The decrease is due primarily to the impact of a loss on the sale of securities of $0.3 million for the quarter, compared to a gain of $0.3 million for the three months ending September 30, 2004.

Non-interest Expense

Non-interest expense increased $1.3 million or 8.4% to $17.2 million from $15.9 million for the three months ended September 30, 2005 and 2004, respectively. Salaries were $8.9 million, an increase of $0.9 million, or 10.7% from the three months ended September 30, 2004. The Company’s full-time equivalent employees increased by 27 to 528 as of September 30, 2005 from 501 as of September 30, 2004. The Company’s efficiency ratio was 56.6% for the three months ended September 30, 2005 compared to 54.7% for the three months ended September 30, 2004.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, and the amount of nondeductible expenses. For the three months ended September 30, 2005 and 2004, the provision for taxes was $3.9 million and $3.3 million, respectively. The effective tax rate for the three months ended September 30, 2005 was 31.2% compared to 28.5% for the same period in 2004. This effective rate increase is due to changes in the level of tax-advantaged loans and investments and is impacted by federal and state tax planning strategies.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Interest Income

Interest income for the nine months ended September 30, 2005 was $105.2 million, an increase of $19.2 million, or 22.3% compared to $86.0 million for the same period in 2004. Average earning assets for the nine month period ending September 30, 2005 increased $246.5 million, or 13.2% to $2.1 billion compared to $1.9 billion for the nine month period ending September 30, 2004. Yield on average earning assets increased 49 basis points to 6.65% from 6.16% between the nine month periods ended September 30, 2005 and 2004, as a result of rising interest rates and asset pricing discipline.

Interest Expense

Interest expense on deposits and other borrowings for the nine months ended September 30, 2005 was $37.9 million, a $12.8 million, or 51.3% increase from September 30, 2004. While average interest bearing liabilities increased $190.0 million, or 10.5% to $1.8 billion for the nine months ended September 30, 2005 compared to $1.6 billion for the nine months ended September 30, 2004, the cost of average interest bearing liabilities increased 73 basis points to 2.78% from 2.05%. The increase is due primarily to rising interest rates on all funding sources and competition in the Atlanta market for deposits.

Net Interest Income

Net interest income for the nine months ended September 30, 2005 increased $6.4 million, or 10.4% to $67.3 million, compared to $61.0 million for the same period ending September 30, 2004. The increase was mainly attributable to growth in balances, improved asset pricing and wider spreads on core deposit funding. The Company’s net interest margin decreased to 4.30% for the nine months ended September 30, 2005 compared to 4.43% as of September 30, 2004.

Provision for Loan Losses

The provision for loan losses was $7.0 million for the nine months ended September 30, 2005 compared to $4.5 million for the nine months ended September 30, 2004. The increase was primarily due to identification of additional impairment in a former loan officer’s portfolio and loan growth offset in part by a reduction in the allowance for loan losses to 1.4% of loans as called for by the methodology used internally to estimate the appropriate level for the allowance. The Executive Review Committee monitors asset quality indicators to determine the adequacy of the loan loss reserve. These factors include changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans and related specific reserves, concentrations of loans to specific borrowers or industries and current economic conditions. Management believes that the allowance for loan losses was adequate at September 30, 2005.

Non-interest Income

Non-interest income was $24.1 million for the nine months ended September 30, 2005 as compared to $24.2 million for the nine months ended September 30, 2004. Insurance agency income increased $0.5 million, or 6.5% to $8.2 million from $7.7 million for the nine months ended September 30, 2005 and 2004, respectively. The income from the sale of SBA loans increased $1.3 million, or 60.4% to $3.4 million from $2.1 million for the nine months ended September 30, 2005 and 2004, respectively. These increases were offset by higher losses on the sale of securities and a decrease in mortgage banking income. Securities gains were $1.2 million for the nine months ending September 30, 2004 as compared to a de minimus loss for the same period in 2005. Mortgage banking income decreased $0.5 million or 18.5% from $2.6 million to $2.1 million for the nine months ended September 30, 2005 and 2004, respectively.

Non-interest Expense

Non-interest expense increased $2.4 million or 5.0% to $50.8 million from $48.4 million for the nine months ended September 30, 2005 and 2004, respectively. Salaries were $25.1 million, an increase of $1.4 million, or 5.9% from the nine months ended September 30, 2004. The Company’s efficiency ratio was 55.5% for the nine months ended September 30, 2005 compared to 56.8% for the nine months ended September 30, 2004.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, and the amount of nondeductible expenses. For the nine months ended September 30, 2005 and 2004, the provision for taxes was $11.1 million and $9.1 million, respectively. The effective tax rate for the nine months ended September 30, 2005 was 33.0% compared to 28.2% for the same period in 2004. This effective rate increase is due to changes in the level of tax-advantaged loans and investments and is impacted by federal and state tax planning strategies.

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

The guideline for a minimum ratio of total capital to total risk-weighted assets (including certain off- balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of Tier 1 Capital, which includes common equity, retained earnings and a limited amount of qualifying preferred stock and qualifying trust preferred securities, less goodwill. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 Capital” and, together with Tier 1 Capital, “Total Capital”).

In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies and state banks, which provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0% if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.

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

At September 30, 2005, the Company and the Bank were well capitalized for regulatory purposes. The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of September 30, 2005 to the minimum and well-capitalized regulatory standards:

	Company	Bank	Minimum Required		Well Capitalized
Leverage ratio	10.59%	10.06%	4.00%		5.00%
Risk based capital ratios:
Tier 1 risk based capital	12.20%	11.67%	4.00	% *	6.00%
Total risk-based capital	13.45%	12.92%	8.00%		10.00%

*	4.5% to 5.5% for Georgia Department purposes

Non-Performing Assets

Nonperforming assets include loans classified as non-accrual or renegotiated, foreclosed real estate and other property. It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

The Company has several procedures in place to assist management in maintaining the overall quality of its loan portfolio. The Company has established written guidelines contained in its Lending Policy for the collection of past due loan accounts. These guidelines explain in detail the Company’s policy on the collection of loans over 30, 60, and 90 days delinquent. Generally, loans 90 days or more past due are placed in a non-accrual status.

However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company’s management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein. The Company’s management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. Management is not aware of any loans that meet the definition of a troubled debt restructuring as of September 30, 2005. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated costs to sell.

The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property’s value is assessed annually and written down to its fair value less costs to sell.

Non-performing assets increased by $2.5 million to $17.0 million as of September 30, 2005 as compared to December 31, 2004. The increase was attributable to loans made by a former loan officer and several smaller relationships that are generally well-secured by real estate in accordance with bank policy. The collateral securing these loans is currently being sold or is in the process of foreclosure.

The following table presents information regarding non-performing assets at the dates indicated:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Non-performing assets
Non-accrual loans
Commercial and industrial	$860	$3,405
Real estate - construction	725	2,069
Real estate - mortgage	3,266	2,892
Commercial real estate	6,161	3,844
Consumer and other	53	45
Other real estate and repossessions	5,898	2,166

Total non-performing assets	$16,963	$14,421
Loans past due 90 days or more and still accruing	$3,551	$5,658
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income	0.20%	0.34%
Ratio of non-performing assets to loans, net of unearned income and other real estate	0.62%	0.85%

Loans and Allowance for Loan Losses

At September 30, 2005, loans, net of unearned income, were $1.8 billion, an increase of $93 million or 5.5% over net loans at December 31, 2004 of $1.7 billion. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in our markets. Residential mortgage and commercial real estate loans increased $33.2 million or 2.9% from December 31, 2004 while real estate construction loans increased $57.8 million or 14.4%, over the same period. The Company continues to monitor the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of changes in the economic environment on the loan portfolio.

The Company primarily focuses on the following loan categories: (1) commercial and industrial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate, and (5) consumer loans. The Company’s management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in metropolitan Atlanta.

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio. Based on a credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories. These categories have also been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guidelines and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively. By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses. Management also reviews charge-offs and recoveries on a monthly basis to identify trends.

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

For the nine month period ending September 30, 2005, net charge-offs totaled $7.1 million or .54% (annualized) of average loans outstanding for the period, net of unearned income, compared to $1.4 million or .11% (annualized) in net charge-offs for the same period in 2004. The provision for loan losses for the nine months ended September 30, 2005 was $7.0 million compared to $4.5 million for the same period in 2004. The allowance for loan losses totaled $25.1 million or 1.40% of total loans, net of unearned income at September 30, 2005, compared to $25.2 million or 1.48% of total loans at December 31, 2004. In its loan loss reserve analysis, the Company establishes specific reserves for its large criticized loan relationships. During the first nine months of 2005, the Company took charge-offs against several loans that had large specific reserves established in the fourth quarter of 2004. These charge-offs were concentrated in a problem loan portfolio extended by a loan officer who is no longer employed by the Company. The Company’s percentage of loans in a criticized status has otherwise been stable and is consistent with prior years. Economic conditions in the Company’s market area continue to be favorable. Based on these factors and the elimination of large specific reserves through loan charge-offs, the Company’s allowance for loan losses as a percentage of loans declined.

The following table presents an analysis of the allowance for loan losses for the nine-month periods ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005		2004
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of period	$25,191		$21,152
Provision charged to operating expense	7,049		4,474
Charge-offs:
Commercial and industrial	2,937	33.18%	501	20.78%
Real estate - construction	157	1.77%	503	20.86%
Real estate - mortgage	2,505	28.30%	342	14.18%
Real estate - other	2,333	26.35%	92	3.82%
Consumer and other	921	10.40%	973	40.36%

Total charge-offs	8,853	100.00%	2,411	100.00%
Recoveries:
Commercial and industrial	587	33.91%	363	34.87%
Real estate - construction	34	1.96%	50	4.80%
Real estate - mortgage	584	33.74%	179	17.20%
Real estate - other	269	15.54%	32	3.07%
Consumer and other	257	14.85%	417	40.06%

Total recoveries	1,731	100.00%	1,041	100.00%

Net charge-offs	7,122		1,370

Balance of allowance for loan losses at end of period	$25,118		$24,256

Net annualized charge-offs (recoveries) as a percentage of average loans	0.54%		0.11%
Reserve for loan losses as a percentage of loans at end of period	1.40%		1.43%

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

Interest Rate Risk

The normal course of business activity exposes the Company to interest rate risk. Interest rate risk is managed within an overall asset and liability framework for the Company. The principal objectives of asset and liability management are to assess the sensitivity of net interest income to potential changes in interest rates and enhance profitability in ways that promise sufficient reward for recognized and controlled risk. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the potential volatility of net interest income to changes in interest rates. In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company’s financial instruments and cash flows. The Company’s interest rate risk position is managed by ALCO.

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

The Company uses three standard scenarios – rates unchanged, rising rates, and declining rates – in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 100 basis point upward and downward rate shock. The following table illustrates the expected effect a given interest rate shift would have on the fair market value of the Balance Sheet and the annualized projected net interest income of the Company as of September 30, 2005:

Change in Interest Rates	Increase /(Decrease) in FMV of Balance Sheet	Increase /(Decrease) in Net Interest Income
+ 100 basis points	5.37	(0.61)
- 100 basis points	(6.38)	(1.81)

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

The following chart illustrates the Bank’s derivative positions as of September 30, 2005. Market values have been determined by published bid prices or bid quotations for interest rate swaps received from securities dealers. Amounts are in thousands.

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Received Fixed Prime Swap	Apr-03	Apr-06	$50,000	6.25%	5.26%	-0.99%	$(493)
Received Fixed Prime Swap	Aug-03	Aug-06	$100,000	6.25%	5.59%	-0.66%	$(1,376)

Total Received Fixed Swaps			$150,000				$(1,869)

Total Derivative Positions			$150,000				$(1,869)

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company’s liquidity needs have primarily been met by growth in deposits, advances from Federal Home Loan Bank (“FHLB”), purchases of federal funds, and capital from retained earnings and acquisitions. The FHLB allows member banks to borrow against their eligible collateral to satisfy their liquidity requirements. As of September 30, 2005, the Company had $10.8 million available on its FHLB line based on current eligible collateral. Federal funds purchased and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. As of September 30, 2005, the Company had $39.8 million in federal funds purchased and $100.0 million in FHLB overnight borrowings. Federal funds purchased lines total $55.0 million, of which $15.2 million was available to be drawn upon at September 30, 2005. The Company’s cash and federal funds sold and cash flows from amortizing investment and loan portfolios have generally created an adequate liquidity position. Executive management reviews liquidity monthly. This review is from a regulatory as well as static and a forecasted standpoint.

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

With regard to the Company’s report on internal control over Financial Reporting issued as of December 31, 2004, based on the depth of expertise and experience now represented in the Company’s financial management functions, Main Street’s management believes that it has made substantial progress in remediating the material internal control weakness it cited previously due to inadequate staffing and expertise in its financial functions.

The Company will make a final assessment, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, of the effectiveness of the disclosure controls and procedures and the effectiveness of the internal control environment as of December 31, 2005.

During the first nine months of 2005 the Company has made the following changes to internal controls over financial reporting to address the previously disclosed material weakness related to staffing levels and expertise:

•	Hired David W. Brooks, II to serve as Chief Financial Officer

•	Hired Bob D. Doby Jr. to serve as Treasurer

•	Hired William P. O’Halloran to serve as interim Controller, until a permanent Controller is named.

•	Named David D. Duncan Senior Vice President, Management Reporting

•	Contracted with a nationally recognized accounting and banking consultant to: analyze the Company’s financial practices, policies and procedures, make recommendations for improvement, and provide temporary personnel with expertise in accounting and financial controls until additional permanent personnel are hired.

•	Provided internal training for income taxes and hired an independent third party to provide additional tax expertise for the Company

•	Provided internal training and guidance for reconciliations and utilized an independent third party to provide additional expertise for improving the reconciliation process

•	Established additional procedures and controls to ensure that the integrity of the financial review process was maintained while staffing levels and expertise were being remediated

•	Utilized a third party vendor for asset/liability modeling

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the third quarter of 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Main Street Banks, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-78046 on Form S-4) as amended by Certificate of Merger and Name Change (incorporated by reference to Exhibit 3.1 of the December 31, 1996, Form 10-KSB)

3.2	Bylaws of Main Street Banks, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-78046 on Form S-4)

10.1	Employment agreement dated June 1, 2005 between the Registrant and David W. Brooks, II. *

10.2	Employment agreement dated September 15, 2005 between the Registrant and Gary S. Austin.*

10.3	Employment agreement dated September 15, 2005 between the Registrant and Richard A. Blair.*

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

Date: November 7, 2005	By:	/s/ William P. O’Halloran
William P. O’Halloran, Controller
(Chief Accounting Officer)