Form 10-K
period 2005-12-31
MAIN STREET BANKS INC /NEW/
filed 2006-03-16
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005            Commission file number 000-25128

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

Common Stock, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates, based on the last sale price of $25.46 per share on June 30, 2005, was approximately $545.2 million.

The number of shares outstanding of the registrant’s common stock as of February 28, 2006 is 21,560,501.

MAIN STREET BANKS, INC.

FORM 10-K

DECEMBER 31, 2005

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

Significant Recent Matter

On December 15, 2005, Main Street Banks, Inc. announced it had signed a definitive agreement to be acquired by BB&T Corporation (BB&T). The transaction is subject to customary regulatory approvals as well as the approval of a majority of Main Street Banks, Inc. outstanding common stock. The Company expects that the transaction will close during the second quarter of 2006.

Business Overview

The Parent Company is a financial holding company which engages through its subsidiaries, Main Street Bank (“the Bank”) Main Street Insurance Services, Inc. (“MSII”), Piedmont Settlement Services, Inc. (“Piedmont”) (inactive as of June 30, 2005, dissolved as of December 31, 2005) and MSB Payroll Solutions, LLC in providing a full range of banking, mortgage banking, investment and insurance services to its retail and commercial customers located primarily in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale and Walton counties in Georgia. The Parent Company was incorporated on March 16, 1994 as a Georgia business corporation. Its executive offices are located at 3500 Lenox Road, Atlanta, Georgia 30326, and its telephone number is 770-786-3441. The Company has no foreign activities.

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

Subsidiary Bank

The Bank, a state chartered commercial bank, provides traditional deposit, lending, mortgage and securities brokerage services. Main Street Bank conducts a general banking business at 24 bank offices in Georgia. The Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts.

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

Loans. The Company’s primary lending activities include real estate loans (mortgage and construction), commercial and industrial loans to small and medium sized businesses and consumer loans. The Company originates first mortgage loans and enters into a commitment to sell these loans in the secondary market. The Company limits its interest rate risk on such loans originated by entering into a commitment to sell individual loans immediately after the customer locks in their rate.

The Company’s management has strategically located its branches in high growth markets and has taken advantage of an increase in residential and commercial growth in the northern counties of metropolitan Atlanta, Georgia. The Company primarily lends in markets where it has physical branch locations.

Management seeks to achieve consistent growth within its primary market areas while maintaining a quality loan portfolio with acceptable yields. The Company monitors its lending objectives primarily through its Credit Review committees. The Company’s lending objectives are clearly defined in its Lending Policy, which is reviewed annually and approved by the Board of Directors. New loans for borrowers with total credit exposure exceeding $750,000 require co-approval by officers in the Bank’s Credit Administration Department. New loans with credit exposure exceeding $5,000,000 require additional approval by one or more executive officers of the Bank. New loans with credit exposure exceeding $12,500,000 require prior approval by the Board of Directors, which also reviews specific credit approvals exceeding $5,000,000 made during the prior month.

The Credit Review committee process includes the Executive Review Committee, the Eastern and Western Senior Review Committees, and the Credit Risk Management Committee. The Executive Review Committee is chaired by the President of the Bank and includes officers from the Credit Administration and Credit Review Departments. The Executive Review Committee annually reviews credit analysis and financial statements for borrowers with credit relationships exceeding $1,500,000 in exposure. The Eastern and Western Senior Review Committees annually review credit analysis and financial statements for borrowers with credit relationships exceeding $500,000 in total credit exposure up to $2,500,000 in total credit exposure. These committees are chaired by officers from the Credit Administration department and its members include officers from the Credit Review and branch administration areas. These committees also review delinquent loan accounts and overdrawn deposit accounts during the monthly meeting. The Credit Risk Management Committee meets on a quarterly basis and reviews the Bank’s larger adversely graded loans. This committee is chaired by officers from the Bank’s Credit Review Department and includes officers from the Credit Administration and branch administration areas.

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

The Bank also underwrites loans to finance the construction of residential properties and commercial properties, which include speculative and pre-sale properties. Speculative construction loans involve a higher degree of risk, as these are made on the basis that a borrower expects to be able to sell the project to a potential buyer after a project is completed. Pre-sale construction loans usually have a pre-qualified buyer under contract before construction is to begin. The major risk for pre-sale loans is completing the project in a timely manner and according to plan specifications. Non-residential construction loans include construction loans for churches, commercial buildings, strip shopping centers, and acquisition and development loans. These loans also carry a higher degree of risk and are subject to clear underwriting guidelines. All construction loans are secured by first liens on real estate and generally have floating interest rates. The Bank conducts periodic inspections either directly or through an agent prior to approval of periodic draws on these loans. Our management focuses on the borrowers’ past experience in completing projects in a timely manner and the borrowers’ financial condition with special emphasis placed on the borrowers’ liquidity ratios. Although construction loans are deemed to be of higher risk, the Bank believes that it can monitor and manage this risk properly.

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

The Bank is an active participant in the origination of Small Business Administration (“SBA”) loans. These loans are solicited from the Company’s market areas, and are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio. The portion of loans that are secured by the guaranty of the SBA may from time to time be sold in the secondary market to provide additional liquidity, and to provide a source of fee income from premiums on sold loans.

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

In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. The Bank sells fixed-rate and variable-rate residential mortgage loans in the secondary market through an arrangement with several investors. This program allows the Bank to offer more attractive rates in its highly competitive market. Mortgage banking activity is conducted primarily in the Bank’s market area. The Bank does not service those loans sold in the secondary market. Income from these activities varies from period to period with the volume and type of loans made.

The Bank charges loan origination fees which are calculated as a percentage of the amount loaned. The fees received in connection with the origination of conventional, single-family and residential real estate loans are typically two to three points (one point being equivalent to 1% of the principal amount of the loan). In addition, the Bank typically receives fees of one or two points in connection with the origination of conventional, multi-family residential loans and commercial real estate loans. Loan fees and certain direct loan costs are deferred and the net fee or cost is amortized into income over the expected life of the loan.

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

Management monitors the entire loan portfolio in an effort to identify problem loans and risks in the portfolio on a timely basis, and to maintain an appropriate allowance for estimated losses on loans. Loan review procedures, including loan grading, periodic credit rescoring and trend analysis of loan portfolio performance, are utilized by the Company’s Credit Review Department in the process. Management’s involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally by the Credit Review Department. Such internal review procedures are quantified in periodic reports to senior management and to the Board of Directors and are used in determining whether such loans represent probable loss to the Company. Our regulators also review our credit quality and may classify credits differently from us.

The allowance for loan losses is established by risk group as follows:

•	Large classified loans are evaluated individually with specific reserves allocated based on management’s review.

•	The remainder of the portfolio is allocated a portion of the allowance based on past loss experience and our adjustments as to the economic conditions for the particular loan portfolio. Allocation weights are assigned based on the Company’s historical loan loss experience in each loan category, although a higher allocation weight may be used if current conditions indicate that loan losses may exceed historical experience.

Investment Securities – The Bank must maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments) as determined by management. Our regulators also review our liquidity. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used for loans and other activities. Current regulatory and accounting guidelines regarding securities (including mortgage backed securities) require us to categorize securities as “held to maturity,” “available for sale” or “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at fair value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. Securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve as a source of liquidity, to manage interest rate risk, and to provide a source of earnings.

The changes in fair value in our available for sale portfolio reflect market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio.

The Bank’s investment portfolio policy authorizes investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities and collateralized mortgage obligations, (v) certificates of deposit, (vi) investment grade corporate bonds and commercial paper, (vii) mutual funds; and (viii) trust preferred securities. The Board of Directors may authorize additional types of investments, however all investments at December 31, 2005 were within the existing authorized categories.

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

Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the holders of the mortgage-backed securities. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to prepay obligations which may or may not have prepayment penalties.

The Bank also invests in mortgage-related securities, primarily collateralized mortgage obligations or “CMOs”, issued or sponsored by GinnieMae, FreddieMac and FannieMae and can invest in securities of private issuers as well. Investments in private issuer collateralized mortgage obligations can be made because these issues generally are higher yielding than agency sponsored collateralized mortgage obligations with similar average life and payment characteristics. All such investments must be rated at least A1/ A+. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligations securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass- through mortgage backed securities where cash flows are distributed pro rata to all security holders. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. We invest only in investment grade tranches of CMOs with investment ratings of at least A1/A+ (Moody’s / S&P).

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

Brokered deposits are deposits obtained by the Bank utilizing an outside broker that is typically paid a fee. The Bank will utilize brokered deposits to obtain deposits with maturities and options that assist with the management of various balance sheet interest rate risks. These deposits typically have a higher interest rate than deposits obtained locally, but provide other benefits such as:

•	Obtaining deposits not available in the Bank’s market area.

•	Targeting a specific maturity and preferred dollar amount to assist in liquidity and interest rate risk management.

•	Issuing long-term time deposits with continuous call options outside the Bank’s market area. This allows the Bank to obtain the options it desires to manage the balance sheet without running the risk of impacting its local depositors by calling time deposits when rates decline.

•	Reducing the operating costs the Bank incurs compared to the costs of issuing time deposits in its local market area.

Brokered time deposits are set up on the Bank’s core processing system; however, normal retail documentation is not required on these deposits. Our goal is to limit total issuance of brokered deposits to not more than 10% of deposits in aggregate. In 2005 brokered deposits through any one Broker were limited to 2% of assets. Brokered deposits were $177.5 million at December 31, 2005 or 10.3% of total deposits and 7.5% of total assets.

National deposits are obtained from banks, savings & loans and credit unions by advertising our time deposit rates on the Internet. These are treated similarly to retail time deposits with the same documentation. Our policy states national deposits are not to exceed 15% of assets. National time deposits will be obtained in small denominations, usually $99,000, and are obtained from a wide variety of depositors. Internet generated deposits were $165.9 million at December 31, 2005 or 9.6% of total deposits and 7.0% of total assets.

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

The Bank also, from time to time, enters into sales of securities under agreements to repurchase. Such repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities on the balance sheet.

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

Investment Services. The Company, through a division of the Bank, provides its customers with comprehensive investment and brokerage services through an arrangement with Invest Financial Corporation. Products and services include stocks and bonds, mutual funds, annuities, 401(k) plans, life insurance, individual retirement accounts, simplified employee pension accounts, estate planning and financial needs analysis.

Business Acquisitions

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

During 2003 the Company completed the acquisition of the remaining 50% interest from the other partners of Piedmont Settlement Services, LLP, a Pennsylvania limited liability partnership, acting as a third party provider of mortgage loan related services. Upon this acquisition, the operations were transferred upstream to an intermediate holding company that subsequently changed its name to Piedmont Settlement Services, Inc. During 2005, the assets and operations of Piedmont were transferred to the Bank. Piedmont was inactive as of June 30, 2005 and was dissolved as of December 31, 2005.

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

Employees

As of December 31, 2005, the Company had a total of 549 full-time equivalent employees. These employees are provided with fringe benefits in varying combinations, including health, accident, disability and life insurance plans. None of the Company’s employees are subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company also maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility. In the opinion of management the Company enjoys good relations with its employees.

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

The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of financial institutions in the past and will continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no reasonable prediction can be made as to the future impact that changes in interest rates, deposit levels, or loan demand may have on the business and income of the Parent Company and its subsidiaries.

Supervision and Regulation

Supervision, regulation and examination of the Parent Company, the Bank and their subsidiaries is intended primarily for the protection of depositors rather than holders of Parent Company securities. The Parent Company is a financial holding company registered with the Federal Reserve and the Georgia Department of Banking and Finance under the Bank Holding Company Act of 1956 (“BHC Act”), as amended, (the “BHC Act”) and the Georgia Bank Holding Company Act, respectively. As a result, it is subject to the supervision, examination and reporting requirements of these acts and the regulations of the Federal Reserve and the Georgia Department of Banking and Finance issued under these acts. To remain as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well capitalized and well managed and has a rating of “satisfactory” or better under the Community Reinvestment Act of 1977 (“CRA”).

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

If a depository institution fails to meet regulatory capital requirements, the regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. The obligation of a controlling FHC under FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. If the controlling FHC fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the Federal Bankruptcy Code, the FDIC’s claim may be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the “sister bank” exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to prevailing rates in the institution’s region; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ “qualified” senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain non-depository affiliates which pose a danger to the institution; or (xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer without regulatory approval. At December 31, 2005, the Parent Company and the Bank were both “well capitalized” and were not subject to any of the foregoing restrictions.

The Community Reinvestment Act of 1977 (“CRA”) and the regulations of the Federal Reserve and the FDIC implementing that act are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and its implementing regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch or to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank’s most recent CRA examination was in May, 2005 and the bank received a “Satisfactory” rating.

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

Sarbanes-Oxley Act: On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to recent corporate scandals. The Sarbanes-Oxley Act created the Public Company Accounting Oversight Board (“PCAOB”) to oversee the conduct of audits of public companies. The duties of PCAOB include (i) registering public accounting firms that prepare audit reports, (ii) establishing auditing, quality control, ethics, independence and other standards for the preparation of audit reports, (iii) conducting inspections of registered public accounting firms and (iv) otherwise promoting high professional standards among, and improving the quality of audit services offered by auditors of public companies. The PCAOB is funded from assessments on public companies and is subject to the oversight of the Securities and Exchange Commission. In addition, the Sarbanes-Oxley Act attempts to strengthen the independence of public company auditors by, among other things, (i) prohibiting public company auditors from providing certain non-audit services to their audit clients, (ii) requiring a company’s audit committee to preapprove all audit and non-audit services being provided by its independent auditor, (iii) requiring the rotation of audit partners and (iv) prohibiting an auditor from auditing a client that has as its chief executive officer, chief financial officer, chief accounting officer or controller a person that was employed by the auditor during the previous year.

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

Under the Sarbanes-Oxley Act, the Securities and Exchange Commission was directed to adopt rules designed to protect the independence of research analysts and to require research analysts to disclose conflicts of interest and potential conflicts of interest. The Sarbanes-Oxley Act also directs that certain studies be conducted by the Comptroller General and the Securities and Exchange Commission, including studies regarding the function of credit rating agencies and the role of investment banks and financial advisers might have on earnings.

The Sarbanes-Oxley Act imposes criminal liability for certain acts, including altering documents involving federal investigations, bankruptcy proceedings, and corporate audits and increases the penalties for certain offenses, including mail and wire fraud. In addition, the Sarbanes-Oxley Act gives added protection to corporate whistle-blowers.

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

The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for the Tier 1 Capital ratio is 4.0%. At December 31, 2005, the Company’s consolidated Tier 1 Capital and Total Capital ratios were 12.59% and 13.84%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 4.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4.0% plus an additional cushion of 100 to 200 basis points. The Company’s Leverage Ratio at December 31, 2005, was 10.69%.

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

The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2005. Neither the Parent Company nor the Bank has been advised by any federal banking agency of any violations of specific minimum capital ratio requirement applicable to it.

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

Website Availability of Reports Filed with the Securities and Exchange Commission

The Company maintains an Internet website located at www.mainstreetbank.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to the Securities and Exchange

Commission (“SEC”), including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to the SEC.

Item 1A. Risk Factors

Our business involves a high degree of risk. Below are some of the material risks that we face.

Credit Risk and Loan Concentration: A major risk facing lenders is the risk of losing principal and interest as a result of a borrower’s failure to perform according to the terms of the loan agreement, or “credit risk.” Real estate loans include residential mortgages and construction and commercial loans secured by real estate. The Company’s credit risk with respect to its real estate loans relates principally to the value of the underlying collateral. The Company’s credit risk with respect to its commercial loans relates principally to the general creditworthiness of the borrowers, who primarily are individuals and small and medium-sized businesses in the Company’s primary service areas. There can be no assurance that the allowance for loan losses will be adequate to cover future losses in the existing loan portfolios. Loan losses exceeding the Company’s historical rates could have a material adverse affect on the results of operations and financial condition of the Company. Changes in interest rates may also negatively impact earnings if rate sensitive assets and liabilities are not properly matched.

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

Potential Impact of Significant Growth: The Company has grown loans, deposits, fee businesses, and employees rapidly both internally and through acquisition. The ability of the Company to manage this growth in a disciplined manner is imperative. The Company must thoroughly plan on how to support this growth from a human resources, training, operational, financial and technology standpoint. Also, high management and employee turnover during a period of rapid growth could have a negative impact on internal controls. The failure to successfully manage this growth could have a material adverse effect on the operating results and financial conditions of the company.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s corporate headquarters are located at 3500 Lenox Road, Atlanta, Georgia. The main office of the Bank is located at 1134 Clark Street, Covington, Georgia. The Bank leases space for its headquarters and various support functions. These support functions include: an operations center, bank headquarters, and accounting facilities.

The Bank has 24 branch offices located in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale and Walton counties, Georgia, 17 of which are owned and 7 of which are leased. Deposit and loan operations, proof, information technology, and purchasing are located in leased space at 2118 Usher Street in Covington, Georgia. Accounting, Risk Management and Compliance are in leased space at 1122 Pace Street in Covington, Georgia. Human Resources and SBA Lending are located in leased space located at the Covington Professional Park on Highway 278, Covington, Georgia. The Bank’s corporate headquarters is in leased space at 1121 Floyd Street, Covington, Georgia. The Bank also leases a building in Covington, Georgia, adjacent to the owned facility on Pace Street, which serves as the location of the Branch Operations and Treasury departments.

Item 3. Legal Proceedings

Neither the Company nor any of its subsidiaries are a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Company. To our knowledge, no such material proceedings were contemplated or threatened against us or our subsidiaries. From time to time, the Parent Company and its subsidiaries are parties to legal proceedings in the ordinary course of business, including legal proceedings to enforce its security interests in collateral. Management, after consultation with legal counsel, does not anticipate that current litigation will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2005.

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

The following table sets forth the high and low closing prices and the end of the quarter closing price of the common stock of the Parent Company and the dividends paid thereon during the periods indicated:

	High	Low	Close	Dividend
Quarter Ended
2005
March 31	$35.34	$26.35	$26.45	$0.1525
June 30	26.46	22.58	25.46	0.1525
September 30	28.48	25.27	26.80	0.1525
December 31	29.01	25.00	27.23	0.1525

2004
March 31	$27.50	$24.90	$27.34	0.1350
June 30	28.82	25.62	28.10	0.1350
September 30	30.60	26.46	30.60	0.1350
December 31	34.93	28.55	34.93	0.1350

As of February 28, 2006, there were approximately 1,639 shareholders of record of the Parent Company’s common stock. The Company believes that there are a significant number of shares of Common Stock held either in nominee name or street name brokerage accounts and consequently, the Company is unable to determine the number of beneficial owners of the Common Stock.

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

The Georgia Financial Institutions Code and the Georgia Banking Department’s regulations provide:

•	that dividends of cash or property may be paid only out of the Bank’s retained earnings;

•	that dividends may not be paid if the Banks’ paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20% of the Bank’s capital stock;

•	that dividends may not be paid without prior approval of the Georgia Banking Department if:

•	the Bank’s total classified assets at its most recent examination exceed 80% of its equity capital;

•	the aggregate amount of dividends to be declared exceeds 50% of the Bank’s net profits after taxes but before dividends for the previous calendar year;

•	the ratio of total equity capital to adjusted assets is less than 6%.

The payment of dividends by the Parent Company may also be affected or limited by other factors, such as a requirement by the Federal Reserve to maintain adequate capital above regulatory guidelines.

In connection with its acquisition by BB&T the “Agreement and Plan of Merger” limits dividends the Company may pay to quarterly cash dividends in an amount not to exceed the per share amount declared and paid in accordance with past practices.

Recent sales of unregistered securities. On January 2, 2004, the Company acquired substantially all of the assets of Banks Moneyhan Hayes Insurance Agency, Inc. As consideration for this acquisition, the Parent Company issued 271,111 shares of its common stock to the shareholders of Banks Moneyhan in a transaction that was exempt from registration under section 4 (2) of the Securities Act of 1933.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the last five years. The acquisitions of Banks Moneyhan Hayes Insurance Agency, Inc. on January 2, 2004, First Colony Bancshares, Inc. on May 22, 2003 and First National Bank of Johns Creek on December 11, 2002 have significantly affected the comparability of selected financial data. Specifically, since these acquisitions were accounted for using the purchase method of accounting, the assets of the acquired institutions were recorded at their fair values and the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for these businesses have been included in the Company’s results since the date these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these businesses have significantly impacted the information below. Discussion of these acquisitions can be found in the Business Combinations section of Part 1, Item 1and in Note B – Acquisitions in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars and shares in Thousands except per share data)
EARNINGS
Interest income	$144,112	$117,677	$98,835	$79,189	$84,752
Interest expense	52,979	35,268	27,465	24,891	35,222
Net interest income	91,133	82,409	71,370	54,298	49,530
Non-interest income	28,166	30,623	24,344	19,078	14,112
Non-interest expense	67,885	62,618	52,943	39,873	39,342
Net income	29,395	30,950	26,699	20,471	14,347

SELECTED AVERAGE BALANCES
Assets	$2,376,411	$2,133,741	$1,704,212	$1,194,583	$1,063,215
Earning assets	2,118,520	1,879,990	1,525,504	1,101,286	990,358
Loans	1,762,050	1,578,622	1,259,640	857,184	775,236
Total deposits	1,721,900	1,571,723	1,313,888	966,238	896,804
Shareholders’ equity	287,266	218,680	168,496	111,579	99,951
Common shares outstanding - diluted	21,702	20,077	18,556	16,186	16,111

YEAR-END BALANCES
Assets	$2,350,518	$2,326,442	$1,971,765	$1,381,990	$1,110,168
Earning assets	2,083,992	2,090,748	1,759,669	1,259,942	1,016,163
Loans	1,802,512	1,699,035	1,443,326	982,486	811,446
Total deposits	1,731,483	1,710,210	1,458,403	1,128,928	908,181
Long-term obligations *	239,582	252,617	260,605	55,155	75,121
Shareholders’ equity	295,249	278,963	202,704	131,657	105,121
Common shares outstanding	21,502	20,665	18,981	16,242	15,699

PER COMMON SHARE
Earnings per share - basic	$1.37	$1.59	$1.49	$1.30	$0.92
Earnings per share - diluted	1.35	1.54	1.44	1.26	0.89
Book value	14.10	13.10	10.50	8.11	6.70
Cash dividend paid	0.61	0.54	0.48	0.42	0.36

FINANCIAL RATIOS
Return on average assets	1.24%	1.45%	1.57%	1.71%	1.35%
Return on average equity	10.23%	14.15%	15.85%	18.35%	14.35%
Average equity to average assets	12.09%	10.25%	9.89%	9.34%	9.40%
Dividend payout ratio	45.19%	35.06%	33.33%	33.33%	40.45%
Price to earnings	20.17	16.96	18.43	15.18	18.40
Price to book value	1.98	2.66	2.53	2.29	2.45

NON-FINANCIAL
Employees	549	518	541	459	392
Banking offices	24	23	25	23	21
ATMs	28	27	28	26	23

*	Long-term obligations include Federal Home Loan Bank advances, and Subordinated Debt. Discussions of Borrowings can be found in Note I – Borrowings section of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at December 31, 2005 as compared to December 31, 2004 and a comparison of operating results for the years ended December 31, 2005, 2004 and 2003. These comments should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing elsewhere herein.

Executive Overview

The year ended December 31, 2005 was both an exciting and challenging year for Main Street Banks, Inc. The Company experienced significant growth during the year.

The 2005 operating results were highlighted by:

•	Loans increased $103.5 million or 6.1%, compared to the prior year.

•	Total deposits increased $21.3 million, or 1.2% during the year. The deposit mix improved as transaction deposits grew 31% compared to December 31, 2004.

•	Net interest income increased $ 8.7 million or 10.6% compared to the prior year.

•	Provision for loan losses increased during 2005 to $8.2 million from $7.4 million in 2004 and from $5.2 million in 2003. The primary reasons for the increases were loan growth and losses in a former officer’s loan portfolio.

On December 15, 2005, Main Street Banks, Inc. announced it had signed a definitive agreement to be acquired by BB&T Corporation (BB&T). The transaction is subject to customary regulatory approvals as well as the approval of a majority of Main Street Banks, Inc. outstanding common stock. The Company expects that the transaction will close during the second quarter of 2006. During 2006, in addition to preparing for its acquisition by BB&T, the Company intends to:

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

Income Taxes: The calculation of the Company’s income tax provision and related current and deferred tax assets and liabilities require the use of estimates and judgments in its determination. As part of the Company’s evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position.

Goodwill: In our financial statements, we have recorded $102.0 million of goodwill and other intangible assets, which represents the amount by which the price we paid for acquired businesses exceeds the fair value of tangible assets acquired less the liabilities assumed. The determination of whether these assets are impaired involved significant judgments based upon management’s short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to sustain or increase business. Changes in strategy and/or market conditions may result in changes to recorded asset balances. On at least an annual basis, the Company conducts an evaluation to assess whether the fair value of our recorded goodwill and other intangible assets exceeds the aggregate carrying value of these assets. As long as the aggregate fair value exceeds the aggregate carrying value, no impairment is recognized in our financial statements. For the year ended December 31, 2005, management determined that there was no impairment of goodwill or intangible assets.

Net Income and Earnings per Share

The Company’s net income was $29.4 million, $31.0 million, $26.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. Basic earnings per share were $1.37, $1.59, and $1.49 for the same periods, respectively, and diluted earnings per share were $1.35, $1.54, and $1.44 for the same periods.

Earning Assets and Liabilities

Average earning assets in 2005 increased 12.7% over 2004 due principally to a 12.0% increase in total loans and a 26.9% increase in taxable investment securities, offset partially by a 47.2% decrease in Federal Funds sold and Securities purchased under resell agreements. The average earning assets mix in 2005 changed only slightly from 2004 with loans at 83.2% and 84.0% for 2005 and 2004, respectively, and total investment securities at 16.2% and 15.0% for 2005 and 2004, respectively. The mix of earning assets is monitored on a continuous basis in order to optimize earning assets and limit interest rate risk.

The following table presents the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.

	For the Year Ended December 31,
	2005			2004			2003
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in Thousands)
Interest Earning Assets
Loans, net of unearned income1 2	$1,762,050	$129,711	7.36%	$1,578,622	$105,272	6.67%	$1,259,640	$87,852	6.97%
Mortgage loans held for sale	5,508	308	5.59%	6,480	312	4.81%	5,365	320	5.96%
Investment securities:
Taxable	308,830	12,441	4.03%	243,188	10,363	4.26%	204,775	8,817	4.31%
Non-taxable[3]	34,553	2,064	5.97%	38,385	2,308	6.01%	39,265	2,532	6.45%
Interest bearing deposits	660	68	10.30%	208	23	11.06%	1,199	29	2.42%
Federal Funds sold	6,919	222	3.21%	13,107	184	1.40%	15,260	146	0.96%

Total interest earning assets	$2,118,520	$144,814	6.84%	$1,879,990	$118,462	6.30%	$1,525,504	$99,696	6.54%
Non-interest earning:
Cash and due from banks	40,185			38,506			34,163
Allowance for loan losses	(25,144)			(22,974)			(18,397)
Premises and equipment	53,208			48,235			38,265
Other real estate owned	4,218			2,296			1,425
Goodwill and other intangible assets	102,195			102,237			62,221
Other assets	83,229			85,451			61,031

Total assets	$2,376,411			$2,133,741			$1,704,212

Interest Bearing Liabilities
Demand and money market deposits	$634,931	$14,722	2.32%	$540,690	$7,542	1.39%	$424,579	$5,735	1.35%
Savings deposits	44,948	311	0.69%	49,035	288	0.59%	47,905	348	0.73%
Time deposits	790,536	25,111	3.18%	749,430	19,059	2.54%	640,246	16,072	2.51%
FHLB advances	201,552	5,639	2.80%	164,973	3,634	2.20%	130,833	2,270	1.74%
Federal Funds purchased and other borrowings	102,819	3,775	3.67%	117,731	2,234	1.90%	44,876	1,587	3.54%
Subordinated debt	51,547	3,421	6.64%	51,167	2,511	4.91%	31,783	1,453	4.57%

Total interest bearing liabilities	$1,826,333	$52,979	2.90%	$1,673,026	$35,268	2.11%	$1,320,222	$27,465	2.08%

Non-interest bearing:
Demand deposits	251,485			232,568			201,158
Other liabilities	11,327			9,467			14,336

Total liabilities	$2,089,145			$1,915,061			$1,535,716

Shareholders’ equity	287,266			218,680			168,496

Total liabilities and shareholders’ equity	$2,376,411			$2,133,741			$1,704,212

Interest rate spread			3.94%			4.19%			4.46%
Net interest income and margin[4]		$91,835	4.33%		$83,194	4.43%		$72,231	4.73%

(1)	Fee income related to loans of $9,657, $10,980, and $9,078 for the years ended December 31, 2005, 2004, and 2003, respectively, is included in interest income.
(2)	Non-accrual loans of $13,516, $12,255, and $11,548 at December 31, 2005, 2004 and 2003, respectively, are included in the average loan balances.
(3)	To make pre-tax income and resultant yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.
(4)	The net interest margin is equal to the net interest income divided by average interest-earning assets

Results of Operations

For the year ended December 31, 2005, Main Street Banks, Inc. reported net income of $29.4 million or $1.35 per diluted share compared with net income of $31.0 million ($1.54 per diluted share) and $26.7 million ($1.44 per diluted share) for 2004 and 2003, respectively.

During 2005 there were several events that occurred that had an impact on the financial performance of the Company, as follows:

Elevated charge-offs in a problem loan portfolio – The Company performed a comprehensive review of a problem loan portfolio originated by a former lending officer. This problem portfolio was first announced in November 2004. With the assistance of a nationally recognized auditing and consulting firm, the Company conducted a review and identified $4.4 million in charge-offs in the problem portfolio that were charged-off in the first and second quarters of 2005. These charge-offs negatively impacted the provision expense in 2005.

Write-offs of assets – The Company combined the operations of its loan settlement services subsidiary, Piedmont Settlement Services, including the staff and systems, into the Bank to aid in the centralization of consumer loan document preparation and to improve corporate efficiency. The associated assets in this subsidiary were written off in the second quarter. The Company recognized a loss of $0.4 million during the second quarter of 2005. The Company’s first quarter results were also impacted by a $0.5 million loss for the replacement of a banking center in Conyers, Georgia. This center was demolished to provide for the opening of a newly constructed full-service banking center.

Loss on sale of available for sale securities - Due to changes in liquidity requirements and asset liability management decisions, management chose to recognize a total of $2.3 million in pre-tax losses by U.S. Government agency and mortgage backed securities with a book value of $84.9 million in the third and fourth quarters of 2005.

Additional income tax expenses – Based upon an analysis of its income tax position, the Company’s income tax expense includes an additional income tax provision of $0.6 million in the second quarter.

Sale of 504 SBA loans – Income from SBA lending was higher than normal due to the sale, in the second quarter of 2005, of $10.2 million in loans from the SBA 504 program. Loans originated under this program are initially retained by the Company and are periodically sold in bulk after certain seasoning requirements. The Company recognized a net gain on these sales of $0.5 million.

High Performance Checking campaign – The Company’s free consumer checking program, High Performance Checking, was launched in late March 2005 and is enhancing growth in checking balances and fee income. During 2005, the Company continued to emphasize low cost core deposits through its High Performance Checking program. During 2005 the Company incurred $0.7 million of expense related to this program.

Increased professional services expense – The Company has incurred $0.6 million in additional professional services expense related to accounting, legal and consultant services. These services were necessary to complete the review of the problem loan portfolio, an income tax review, and to aid in the remediation of material weaknesses identified during the Company’s assessment of compliance with the requirements of internal control reporting and Sarbanes-Oxley Section 404. Also, in the fourth quarter of 2005 the Company incurred $0.3 million of merger related legal expenses related to its pending acquisition by BB&T.

Purchase of additional BOLI – During the first quarter of 2005 the Company purchased $15.0 million in additional Bank Owned Life Insurance. This transaction generated an additional $0.6 million in revenue in 2005 that will be used to fund employee benefit programs.

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

The Company’s total average assets increased $242.7 million or 11.4% during 2005 as compared to 2004, due primarily to growth in the loan portfolio and increases in BOLI as noted above. This was offset to some degree by a decrease in the investment portfolio of $90.5 million, primarily due to the sale of $70 million of available for sale investment securities in the fourth quarter of 2005. Average loans, net of unearned income, increased 11.6% or $183.4 million in 2005 compared to 2004. The growth in loans continues to be attributable to a strong economy in the Atlanta metropolitan area. Average total deposits increased by 9.6% or $150.2 million due primarily to an ongoing deposit campaign and seasonal public funds.

Return on average assets for the year ended December 31, 2005 was 1.24%. This compares to 1.45% for the same period in 2004. Return on average equity for the year ended December 31, 2005 was 10.23% on average equity of $287.3 million. This compares to 14.15% on average equity of $218.7 million for the same period in 2004.

Net Interest Income: Net interest income for 2005 was $91.1 million compared to $82.4 million in 2004, an increase of 10.6% or $8.7 million. The increase in net interest income was largely the result of overall balance sheet growth and the corresponding increase in average interest earning assets, which grew 11.4% over the December 31, 2004 level coupled with increasing interest rates. Growth in average loans of $183.4 million or 11.6% provided the bulk of the increase in earning assets and contributed most significantly to the growth in net interest income. Interest on earning assets yielded 6.84% in 2005 versus 6.3% in 2004, a 54 basis point increase. The cost of interest bearing liabilities increased 79 basis points to 2.9% from 2.11% in 2004 primarily due to rate increases. Other investment income increased to $1.1 million at December 31, 2005 compared to $0.8 million for the same period in 2004, an increase of 37.5% or $0.3 million. This increase is mainly attributable to the Bank’s increased investment in FHLB capital stock of $4.7 million, which was required in order to increase borrowing capacity from the FHLB.

The following schedule presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the change related to higher outstanding balances and the change in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

	2005 vs 2004			2004 vs 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest income on:
Loans	$12,903	$11,536	$24,439	$22,178	$(4,758)	$17,420
Mortgage loans held for sale	(50)	46	(4)	66	(74)	(8)
Investment securities:
Taxable	2,670	(593)	2,077	1,641	(94)	1,547
Non-taxable (1)	(229)	(15)	(244)	(56)	(168)	(224)
Interest-bearing deposits	47	(2)	45	(24)	18	(6)
Federal Funds sold	(117)	155	38	(20)	58	38

Total increase (decrease) in interest income	$15,224	$11,127	$26,351	$23,785	$(5,018)	$18,767
Interest expense on:
Demand deposits	$1,496	$5,684	$7,180	$1,564	$243	$1,807
Savings deposits	(25)	48	23	9	(70)	(61)
Time deposits	1,092	4,960	6,052	2,739	248	2,987
FHLB advances	904	1,101	2,005	601	763	1,364
Federal funds purchased and other borrowings	(315)	1,856	1,541	2,570	(1,922)	648
Subordinated debt	19	891	910	885	173	1,058

Total increase (decrease) in interest expense	3,171	14,540	17,711	8,368	(565)	7,803

Increase (decrease) in net interest income	$12,053	$(3,413)	$8,640	$15,417	$(4,453)	$10,964

[1]	To make pre-tax income and resultant yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.

Provision for Loan Losses: Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. The allowance for loan losses is established through a provision for losses based on management’s evaluation of loan portfolio data, specific loan allowance, and current economic conditions. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, management’s estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. As these factors change, the level of loan loss provision changes. The allowance for loan losses at December 31, 2005 was $25.2 million representing 1.40% of outstanding loans, compared to $25.2 million, representing 1.48% of outstanding loans as of December 31, 2004. The 2005 provision of $8.2 million was $.8 million higher than the provision of $7.4 million in 2004. This exceeded the provision of $5.2 million recorded in 2003. The increase in the provision expense is the result of consistent growth in the loan portfolio and losses in the former loan officer’s portfolio mentioned above Other factors influencing the level of the allowance did not change significantly in 2005 compared to 2004 and 2003. Net loans charged off in 2005 were $8.2 million compared to $3.4 million in 2004 and $2.9 million in 2003.

Non-interest Income: For 2005, non-interest income totaled $28.2 million, a decrease of $2.5 million over non-interest income of $30.6 million in 2004, which represented a 8.0% decrease. The decrease was primarily due to a net loss on sale of investment securities of $1.9 million in 2005 versus a net gain on sale of investment securities of $1.2 million in 2004 and a loss on premises and equipment of $0.9 million only partially offset by increases and decreases in other items included in other income.

The following table presents the major categories of non-interest income:

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Insurance agency income	$10,627	$10,050	$4,857
Service charges on deposit accounts	8,505	8,117	7,760
Mortgage banking income	2,543	3,274	3,342
Gain on sales of SBA loans	3,622	3,070	1,725
Income on BOLI	3,227	2,431	2,171
Other customer service fees	1,497	1,362	1,544
Net realized (losses) gains on securities	(1,938)	1,185	730
Investment agency commissions	756	828	264
Other non-interest (losses) income	(673)	306	1,951

Total non-interest income	$28,166	$30,623	$24,344

The following table represents the composition of insurance agency income:

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Insurance agency income
Commission income	$9,555	$9,194	$4,561
Contigency income	1,021	771	261
Other income	51	85	35

Total insurance agency income	$10,627	$10,050	$4,857

The following table represents the composition of mortgage banking income:

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Mortgage banking income
Gain on mortgage sales	$1,021	$1,280	$1,127
Origination fees	762	976	1,186
Non-conforming origination fees	517	687	541
Processing fees	104	143	228
Other fees	139	188	260

Total mortgage banking income	$2,543	$3,274	$3,342

Non-interest Expense: For the years ended 2005, 2004, and 2003, non-interest expense totaled $67.9 million, $62.6 million, and $52.9 million, respectively. The following table presents the major categories of non-interest expense:

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Salaries and employee benefits	$39,810	$37,464	$30,323
Net occupancy and equipment	8,416	8,239	6,661
Other	8,873	6,921	6,622
Communications and supplies	3,904	3,999	3,736
Professional fees	2,835	2,243	2,150
Data processing fees	2,065	1,661	1,684
Marketing expense	1,046	1,203	1,080
Intangible amortization	521	508	365
Regulatory assessments	415	380	322

Total non-interest expense	$67,885	$62,618	$52,943

For 2005, non-interest expense increased 8.4% or $5.3 million over 2004. From 2004 to 2003, non-interest expense increased by 18.3%. The majority of the increase in 2005 and 2004 was related to an increase in salary and employee benefits expenses. Personnel related costs rose to $39.8 million or a 6.3% increase in 2005 compared to $37.5 million and $30.3 million in 2004 and 2003 respectively.

These increases were primarily related to staffing increases concurrent with expansion of offices and business lines and increases in health insurance costs, and increases in 401(k) matching expenses. Performance based compensation, including bonuses and commissions, contributed to increases in the salaries and employee benefits category in 2004 compared to 2003 due to the achievement of higher performance levels in virtually all of the Company’s operating units.

Income Taxes: Income tax expense includes both Federal income tax and Georgia state income tax. The amount of Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. In 2005, income tax expense was $13.8 million compared to $12.0 million in 2004. In 2003, income tax expense was $10.8 million. The Company’s effective tax rates in 2005, 2004, and 2003, respectively, were 31.9%, 28.0%, and 28.9%. The tax expense in 2005 includes a one time extra provision of $0.6 million based on an analysis by the Company of its income tax position.

Loans

At December 31, 2005, loans, net of unearned income, were $1.8 billion, an increase of $103.5 million or 6.1% over net loans at December 31, 2004 of $1.7 billion. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state. Residential mortgage and commercial real estate loans increased $52.0 million or 4.6% from December 31, 2004 while real estate construction loans increased $53.0 million or 13.2% over the same period. The Company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

The Company primarily focuses on the following loan categories: (1) commercial and industrial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate, and (5) consumer loans. The Company’s management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in northern counties of Metropolitan Atlanta, Georgia.

Loans are stated at unpaid principal balances, net of unearned income and deferred loan fees. Interest is accrued only if deemed collectible. The following table represents the composition of the Company’s loan portfolio:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Loan Type
Commercial and industrial	$124,124	$127,476	$118,243	$104,062	$68,320
Real estate - construction	454,805	401,815	304,046	238,415	173,464
Real estate - residential mortgage	291,156	288,703	269,358	198,400	152,226
Commercial real estate	896,473	846,945	711,209	404,630	366,003
Consumer and other	39,312	36,966	41,650	38,387	53,075
Unearned income and deferred loan fees	(3,358)	(2,870)	(1,180)	(1,407)	(1,642)

Loans, net of unearned income	$1,802,512	$1,699,035	$1,443,326	$982,487	$811,446

Mortgage loans held-for-sale	$8,072	$4,563	$5,671	$8,176	$9,194

Percent of loans category to total loans
Commercial and industrial	6.89%	7.50%	8.19%	10.59%	8.42%
Real estate - construction	25.23%	23.65%	21.07%	24.27%	21.38%
Real estate - residential mortgage	16.15%	16.99%	18.66%	20.19%	18.76%
Commercial real estate	49.73%	49.85%	49.28%	41.18%	45.11%
Consumer and other	2.18%	2.18%	2.89%	3.91%	6.54%
Unearned income and deferred loan fees	-0.19%	-0.17%	-0.08%	-0.14%	-0.20%

Loans, net of unearned income	100.00%	100.00%	100.00%	100.00%	100.00%

To accomplish the Company’s lending objectives, management seeks to achieve consistent growth within its primary market areas while maximizing loan yields and maintaining a high quality loan portfolio. The Company monitors its lending objectives primarily through its Pricing and Credit Review committees. The Company’s lending objectives are clearly defined in its Lending Policy, which is reviewed annually and approved by the Board of Directors. New loans for borrowers with total credit exposure exceeding $750,000 require co-approval by officers in the Bank’s Credit Administration department. New loans with credit exposure exceeding $5,000,000 require additional approval by one or more Executive Officers of the Bank. New loans with credit exposure exceeding $12,500,000 require prior approval by the Board of Directors, which also reviews specific credit approvals exceeding $5,000,000 during the prior month.

The Credit Review committee system includes the Executive Review Committee, the Eastern and Western Senior Review Committees, and the Credit Risk Management Committee. The Executive Review Committee is chaired by the President of the Bank and includes officers from the Credit Administration and Credit Review Departments. The Executive Review Committee annually reviews credit analysis and financial statements for borrowers with credit relationships exceeding $2,500,000 in exposure. The Eastern and Western Senior Review Committees annually review credit analysis and financial statements for borrowers with credit relationships exceeding $500,000 in total credit exposure up to $2,500,000 in total credit exposure. This committee is chaired by officers from the Credit Administration department and its members include officers from the Credit Review and branch administration areas. These committees also review delinquent loan accounts and overdrawn deposit accounts during the monthly meeting. The Credit Risk Management Committee meets on a quarterly basis and reviews the Bank’s larger adversely graded loans. This committee is chaired by officers from the Bank’s Credit Review department and includes officers from the Credit Administration and branch administration areas.

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

The contractual maturity ranges of the commercial and industrial, commercial real estate and real estate-construction portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2005 are summarized as follows:

	One Year or Less	One Year Through Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial and industrial	$41,543	$42,532	$40,049	$124,124
Commercial real estate	228,015	554,705	113,753	896,473
Real estate – construction	330,665	120,910	3,230	454,805

Total	$600,223	$718,147	$157,032	$1,475,402
Loans with a predetermined interest rate	$154,522	$429,053	$80,634	$664,209
Loans with a floating interest rate	445,701	289,094	76,398	811,193

Total	$600,223	$718,147	$157,032	$1,475,402

Investment Securities

The Company uses its securities portfolio as a source of income, a source of liquidity and to manage interest rate risk. At December 31, 2005, investment securities totaled $236.9 million, a decrease of $90.3 million from $327.2 million at December 31, 2004. At December 31, 2005, investment securities represented 10.1% of total assets, compared to 14.1% of total assets at December 31, 2004. The average yield on a fully taxable equivalent basis on the investment portfolio for the year ended December 31, 2005 was 4.2% compared to a yield of 4.5% for the year ended December 31, 2004 and 4.7% for the year ended December 31, 2003. Approximately $47.1 million or 19.9% of investment securities reprice within one year.

The following table presents the amortized costs and fair value of securities classified as available for sale and held-to-maturity at December 31, 2005, 2004, and 2003:

	December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Held-to-Maturity Securities:
State and political subdivisions	$8,190	$7,954	$11,716	$11,260	$10,788	$10,780

Total Held-to-Maturity securities	8,190	7,954	11,716	11,260	10,788	10,780

Available for Sale Securities:
U.S. Treasury securities	$—	$—	$15,179	$15,155	$10,249	$10,406
U.S. Government agencies and corporations	116,999	114,248	113,656	113,336	73,426	74,888
Mortgage-backed securities	93,215	91,025	161,336	161,523	128,460	129,709
State and political subdivisions	22,845	23,410	24,386	25,507	30,737	32,389

Total available for sale securities	$233,059	$228,683	$314,557	$315,521	$242,872	$247,392

Total Investments	$241,249	$236,637	$326,273	$326,781	$253,660	$258,172

The following table summarizes the contractual maturity of investment securities and their weighted average yields as of December 31, 2005. Average yields on investments are based on amortized cost.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Government agencies and corporations	4,901	4.13%	104,494	3.75%	4,853	4.43%	—	0.00%	114,248
Mortgage-backed securities	484	4.77%	77,991	4.18%	8,199	4.63%	4,351	4.54%	91,025
State and political subdivisions	2,701	5.62%	11,567	6.01%	11,442	6.06%	5,890	6.15%	31,600

Total	$8,086	4.67%	$194,052	4.06%	$24,494	5.26%	$10,241	5.47%	$236,873

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

At December 31, 2005, 13.8% of the mortgage-backed securities the Company held had contractual final maturities of more than five years. However, unlike U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, their average lives will not be unduly shortened. If interest rates fall, prepayments will increase, and the average life of these securities will decrease.

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

The Company periodically tests securities for other than temporary impairment. All agency and mortgaged backed securities that the Company owns are implied to be backed by the full faith and credit of the United States government. Therefore there are no impairments caused by credit quality even though increasing interest rates have caused some impairments in the portfolio. Moreover, management does not feel at this time that interest rate fluctuations have caused any other than temporary impairments in the Company’s municipal bond portfolio. At December 31, 2005 upon review of the investment portfolio, management has the positive intent and ability to hold all remaining impaired securities to maturity or recovery; however management acknowledges that these impaired securities may be sold in future periods in response to significant, unanticipated changes in asset liability management, unanticipated future market moves or business plan changes.

Deposits

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank’s deposits consist of demand, savings, money market, and time accounts. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits. Brokered and Internet time deposits at December 31, 2005 were

$344.2 million compared to $283.8 million at December 31, 2004. The Bank uses brokered and internet time deposits as additional sources of funds to provide for the funding needs of the Bank. Brokered and internet time deposits comprised 19.9% and 16.6% of our total deposits and 14.7% and 12.2% of our total assets at December 31, 2005 and 2004, respectively. The Bank’s lending and investing activities are funded principally by deposits, approximately 52.1% of which are demand, money market and savings deposits. Deposits at December 31, 2005 were $1.7 billion, an increase of $21.3 million or 1.24% from $1.7 billion at December 31, 2004. Non-interest-bearing deposits were $252.0 million at December 31, 2005 or 12.1% from $225.0 million at December 31, 2004. Time deposits were $829.1 million at December 31, 2005, an increase of $48.9 million, or 6.27% from $780.2 million at December 31, 2004. The deposit growth was primarily due to the growth in brokered deposits. Due to the increase in the Bank’s lending activities during 2004 and 2005, the Bank has increased its participation in brokered and internet time deposits.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2005, 2004, and 2003 are presented below:

	Years Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Deposit Type
Demand and money market deposits	$634,931	2.32%	$540,690	1.39%	$424,579	1.35%
Savings deposits	44,948	0.69%	49,035	0.59%	47,905	0.73%
Time Deposits	790,536	3.18%	749,430	2.54%	640,246	2.51%

Total Deposits	$1,470,415	2.73%	$1,339,155	2.00%	$1,112,730	1.99%

The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity as of December 31, 2005:

(Dollars in Thousands)
Three months or less	$80,573
Over three months through six months	85,451
Over six months through twelve months	151,541
Over twelve months	71,552

Total time deposits greater than $100,000	$389,117

Borrowed Funds

Deposits are the primary source of funds for the Company’s lending and investment activities. The Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At December 31, 2005, the Company had borrowings of $188.0 million in the form of term FHLB advances and $70.9 million in securities sold under repurchase agreements and other overnight funding compared to $201.1 million and $73.4 million, respectively, at December 31, 2004. The Company’s weighted average interest rate on term FHLB advances for the years ended December 31, 2005 and 2004 was 3.3% and 2.7%, respectively. For a more detailed discussion of the borrowings of the Company, see Note I to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. As of December 31, 2005 the Company had $348.5 million in commitments to extend credit and $6.2 million in standby letters of credit that were outstanding.

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

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2005 to the minimum and well-capitalized regulatory standards:

	Company	Bank	Minimum Required	Well Capitalized
Leverage ratio	10.69%	10.12%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	12.59%	12.00%	4.00%	6.00%
Risk-based capital	13.84%	13.25%	8.00%	10.00%

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

Shareholders’ equity increased to $295.2 million at December 31, 2005 from $279.0 million at December 31, 2004, an increase of $16.2 million or 5.8%. This increase was primarily the combined result of net income of $29.4 million and exercise of stock options and changes in restricted stock totaling $3.8 million, less dividends declared on common stock of $13.1 million and net change in unrealized losses on investment securities available for sale and net change in the fair value of derivative instruments of $3.9 million.

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

On December 14, 2004, Main Street closed a public offering of 1,500,000 shares of its common stock. All shares were sold at $31.25 per share, pursuant to an underwriting agreement dated December 8, 2004. On December 30, 2004, the company issued an additional 225,000 shares as a result of the underwriters exercising their entire over-allotment option in connection with the public offering. The proceeds of this issuance were used for general corporate purposes.

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

The allowance for loan losses is established by risk group as follows:

•	Large classified loans are evaluated individually with specific reserves allocated based on management’s review.

•	The remainder of the portfolio is allocated a portion of the allowance based on past loss experience and the economic conditions for the particular loan category. Allocation weights are assigned based on the Company’s historical loan loss experience in each loan category, although a higher allocation weight may be used if current conditions indicate that loan losses may exceed historical experience.

When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current economic conditions. The Company’s level of non-performing assets as a percentage of loans plus other real estate increased from .85% in 2004 to .99% in 2005. The primary area of growth in non-performing assets was the SBA portfolio. These loans are generally secured by real estate as well as a partial U.S. government guarantee. As a result, such loans when moved to non-accrual do not have as significant an impact on the allowance. The Allowance for Loan Losses as a percentage of year-end loans declined from 1.48% in 2004 to 1.40% in 2005 as a result of charge-offs against specific reserves established for a problem loan portfolio and reflecting a greater share of real estate-secured and government-guaranteed loans within the Bank’s large classified loans.

The following represents the allocation of the loan loss allowance by loan category:

	Year ended December 31,
	2005		2004		2003		2002		2001
	Allowance	% *	Allowance	% *	Allowance	% *	Allowance	% *	Allowance	% *
	(Dollars in Thousands)
Commercial and industrial	1,736	6.88%	$1,889	7.50%	$1,732	8.19%	$1,540	10.56%	$1,012	8.42%
Real estate - construction	6,356	25.18%	5,958	23.65%	4,457	21.07%	3,528	24.18%	2,548	21.20%
Real estate - residential mortgage	4,069	16.12%	4,280	16.99%	3,947	18.66%	2,946	20.19%	2,254	18.76%
Commercial real estate	12,529	49.64%	12,558	49.85%	10,424	49.28%	6,007	41.17%	5,420	45.10%
Consumer and other	549	2.18%	506	2.01%	592	2.80%	568	3.89%	783	6.52%

Allowance for loan losses	25,239	100.00%	$25,191	100.00%	$21,152	100.00%	$14,589	100.00%	$12,017	100.00%

*	Percentage of respective loan types to total loans.

For the year ending December 31, 2005, net charge-offs totaled $8.2 million or 0.46% of average loans outstanding for the period, net of unearned income, compared to $3.4 million or 0.21% in net charge-offs for the same period in 2004. The increase was primarily a result of the previously discussed charge-offs. The provision for loan losses for the year ended December 31, 2005 was $8.2 million compared to $7.4 million for the same period in 2004. The allowance for loan losses totaled $25.2 million or 1.40% of total loans, net of unearned income at December 31, 2005, compared to $25.2 million or 1.48% of total loans at December 31, 2004.

With the acquisition of First Colony Bank and John’s Creek in 2004, the Bank acquired total loans of $283.7 million with a related allowance for loan losses of $4.3 million. There were no purchase accounting adjustments made to the allowance related to this acquisition.

The following table presents an analysis of the allowance for loan losses and other related data:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Average loans outstanding (net of unearned income)	$1,762,050	$1,578,622	$1,259,640	$857,184	$775,236
Total loans, net of unearned income at year end	1,802,512	1,699,035	1,443,326	982,486	811,446
Allowance for loan losses at beginning of year	25,191	21,152	14,589	12,017	10,907
Provision for loan losses	8,219	7,430	5,235	4,003	2,452
Charge-offs
Commercial and industrial	(3,141)	(2,297)	(1,970)	(1,547)	(329)
Real estate construction	(157)	(728)	(27)	(95)	(11)
Real estate mortgage	(3,086)	(342)	(243)	(291)	(363)
Real estate other	(2,981)	(92)	(50)	—	(25)
Consumer	(674)	(1,233)	(1,070)	(1,216)	(957)

Total charge-offs	(10,039)	(4,692)	(3,360)	(3,149)	(1,685)
Recoveries
Commercial and industrial	613	395	102	19	80
Real estate construction	34	61	—	—	—
Real estate mortgage	636	179	52	5	23
Real estate other	351	32	—	—	—
Consumer	234	634	261	219	240

Total recoveries	1,868	1,301	415	243	343
Net charge-offs	(8,171)	(3,391)	(2,945)	(2,906)	(1,342)
Additional allowance from acquisitions	—	—	4,273	1,475	—

Allowance for loan losses at end of period	$25,239	$25,191	$21,152	$14,589	$12,017

Ratio of allowance to end-of-year loans	1.40%	1.48%	1.47%	1.48%	1.48%
Ratio of net charge-offs to average loans	0.46%	0.21%	0.23%	0.34%	0.17%
Ratio of allowance to end-of-period non-performing loans	141.65%	174.69%	157.93%	434.71%	849.26%

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

The Company believes that the allowance for loan losses at December 31, 2005 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for loan losses at December 31, 2005.

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

While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

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

However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company’s management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein. The Company’s management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. The Company had non-performing assets of $17.8 million, $14.4 million, and $13.5 million as of December 31, 2005, 2004, and 2003, respectively. For 2005, 2004, and 2003, the gross amount of interest income that would have been recorded on non-performing loans, if all such loans had been accruing interest at the original contract rate, was approximately $725,119, $476,612, and $286,706, respectively. The Company did not have any loans that were “troubled debt restructurings” as defined by SFAS No. 15. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated costs to sell.

The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property’s value is assessed at least annually and written down to its fair value less costs to sell.

The following table presents information regarding non-performing assets at the dates indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Non-performing assets
Non-accrual loans
Commercial and industrial	$838	$3,405	$2,821	$1,254	$336
Real estate construction	169	2,069	2,281	120	355
Real estate mortgage	4,826	2,892	1,944	507	269
Real estate other	7,660	3,844	4,435	492	366
Consumer and other	23	45	67	983	89
Other real estate and repossessions	4,302	2,166	1,940	873	1,309

Total non-performing assets	$17,818	$14,421	$13,488	$4,229	$2,724
Loans past due 90 days or more and still accruing	$7,885	$5,658	$1,922	$1,186	$3,000
Ratio of past due 90 days or more loans to loans net of unearned income	0.44%	0.33%	0.13%	0.12%	0.37%
Ratio of non-performing assets to loans, net of unearned income and other real estate	0.99%	0.85%	0.93%	0.43%	0.34%

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

The Company uses three standard scenarios—rates unchanged, rising rates, and declining rates—in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 100 basis points upward and downward rate shock. The following table illustrates the expected effect a given interest rate shift would have on the fair market value of the Balance Sheet and the annualized projected net interest income of the Company as of December 31, 2005.

Change in Interest Rates	Increase / (Decrease) in FMV of Balance Sheet	Increase / (Decrease) in Net Interest Income
+ 100 basis points	4.68%	3.93%
- 100 basis points	(5.19)%	(4.45)%

These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

In 2006, the Company will continue to face term risk and basis risk and may be confronted with several risk scenarios. If interest rates rise, net interest income may actually increase if deposit rates lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit rates relative to market rates. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable, which could also create significant risk to net interest income. ALCO’s subcommittee, the pricing committee, meets weekly to establish interest rates on loans and deposits and review interest rate sensitivity and liquidity positions.

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

Interest rate swaps are currently utilized by the Company to hedge the interest rate risk associated with pools of loans that bear interest based upon the prime rate. The interest rate swaps synthetically convert the floating interest rate payments received on pools of assets bearing interest based upon the prime rates to fixed interest receipts. The Company assesses hedge effectiveness and measures hedge ineffectiveness on a quarterly basis for each hedging relationship. The Company performs its effectiveness testing by comparing the present value of the cumulative change in the variable interest payments on each swap to the present value of the cumulative change in the overall variable receipts on the underlying loans since the inception of the hedge. Hedge ineffectiveness is recognized to the extent that the cumulative change on the swap exceeds the cumulative change on the hedged variable interest receipts on the loans. If the ratio of the cumulative changes in the variable interest payments on a swap to the cumulative changes in the variable receipts on the underlying loans is outside of the range of 80% to 120%, the Company considers the hedging relationship to no longer be highly effective and would redesignate the interest rate swap from its hedging relationship. Subsequent changes in the value of the derivative would be remeasured directly through earnings.

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

The following chart illustrates the Bank’s derivative positions as of December 31, 2005. Market values have been determined by published bid prices or bid quotations for interest rate swaps received from securities dealers. Amounts are in thousands.

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Received Fixed Prime Swap	Mar-03	May-06	$50,000	7.25%	5.26%	(1.49)%	$(318)
Received Fixed Prime Swap	Aug-03	Aug-06	$100,000	7.25%	5.59%	(1.16)%	$(1,210)

Total Received Fixed Swaps			$150,000				$(1,528)

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

Market and public confidence in the financial strength of the Company and financial institutions in general will determine the Company’s access to supplementary sources of liquidity. The Company’s capital levels and asset quality determine levels at which the Company can access supplementary funding sources. Maintaining a steady funding base is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities. This reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. As such, the Company relies primarily on customer deposits, securities sold under repurchase agreements and shareholders’ equity to fund interest-earning assets.

Short-term funding needs arise from funding of loan commitments and requests for new loans and from declines in deposits or other funding sources. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except time deposits of $100,000 and over.

The Atlanta Federal Home Loan Bank (“FHLB”) is also a major source of liquidity for the Bank. The FHLB allows member banks to borrow against their eligible collateral to satisfy their liquidity requirements. Subject to certain limitations, the Bank may borrow funds from the Atlanta FHLB in the form of advances. Credit availability from the Atlanta FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB to the Bank were $188.0 million for term advances and $36.0 million in overnight funding at December 31, 2005. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. The Bank had no unused borrowing capacity with FHLB as of December 31, 2005. The Bank uses FHLB advances for both long-term and short-term liquidity needs.

Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

Additionally, the Bank has Federal Funds purchased lines with SunTrust, First Tennessee, the Bankers Bank and BB&T in the amount of $25 million, $10 million, $30 million and $25 million, respectively. The Company also has a line of credit with SunTrust in the amount of $20 million. At December 31, 2005, $4.9 million of the Bankers Bank line had been used and $25 million of the BB&T line had been used. There were no outstanding balances on the other lines of credit.

In December 2004, the Company raised $51.1 million from the sale of 1,750,000 shares of common stock. The Company purchased bonds with the net proceeds from this sale.

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

The following table presents the Company’s interest sensitivity GAP between interest earnings assets and interest bearing liabilities at December 31, 2005.

	Volumes Subject to Repricing Within
	0 - 90 Days	91 - 180 Days	181 - 365 Days	After One Year	Total
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Investment securities	$26,234	$6,197	$14,696	$189,746	$236,873
Interest-bearing assets	470	—	—	—	470
Loans	1,146,635	116,784	175,932	363,161	1,802,512
Mortgage loans held for sale	8,072	—	—	—	8,072
Other investments	23,664	—	—	—	23,664
Federal Funds sold and short-term investments	12,401	—	—	—	12,401

Total interest-earning assets	$1,217,476	$122,981	$190,628	$552,907	$2,083,992

INTEREST-BEARING LIABILITIES
Demand, money market and savings deposits	$650,439	$—	$—	$—	$650,439
Time deposits	170,142	193,495	293,058	172,382	829,077
FHLB advances	25,000	97,500	15,000	50,535	188,035
Subordinated debt	51,547	—	—	—	51,547
Federal Funds purchased and other borrowings	70,833	—	—	—	70,833

Total interest-bearing liabilities	$967,961	$290,995	$308,058	$222,917	$1,789,931

Rate sensitive assets / rate sensitive liabilities	1.26	0.42	0.62	2.48	1.16
Period gap	249,515	(168,014)	(117,430)	329,990	294,061
Cumulative gap	249,515	81,501	(35,929)	294,061
Period gap to total assets	10.62%	-7.15%	-5.00%	14.04%	12.51%
CUMULATIVE GAP TO TOTAL ASSETS	10.62%	3.47%	-1.53%	12.51%

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

Contractual Obligations

The following table sets forth the principal maturities of our material contractual obligations owing to third parties at December 31, 2005 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Federal Home Loan Bank overnight	$36,000	$36,000	$—	$—	$—
Federal Home Loan Bank advances	$188,035	122,500	50,000	—	15,535
Federal Funds purchased	$29,906	29,906	—	—	—
Securities sold under repurchase agreements	$4,977	4,977	—	—	—
Subordinated debt	$51,547	—	—	—	51,547

Total	$310,465	$193,383	$50,000	$—	$67,082

Future payments for interest and operating lease obligations to third parties at December 31, 2005 are as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Federal Home Loan Bank overnight	$18	$18	$—	$—	$—
Federal Home Loan Bank advances	9,179	3,926	3,124	1,430	699
Federal Funds purchased	14	14	—	—	—
Securities sold under repurchase agreements	1	1	—	—	—
Subordinated debt	100,926	3,747	7,495	7,495	82,189
Operating leases	16,458	2,208	4,888	1,275	8,087

Total	$126,596	$9,914	$15,507	$10,200	$90,975

Other Accounting Matters

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company will adopt this Standard on January 1, 2006 under the modified prospective method of application. Under that method, the company will recognize compensation costs for new grants of share-based awards, awards modified after the effect date, and the remaining portion of the fair value of the unvested awards at the adoption date. Excluding the impact of employee stock options granted after December 31, 2005, the Company estimates the adoption of SFAS No. 123R will result in a reduction of net income of approximately $0.8 million or $.04 per share in 2006.

The FASB issued an FSP on December 15, 2005, “SOP 94-6-1 — Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” which addresses the disclosure requirements for certain nontraditional mortgage and other loan products the aggregation of which may constitute a concentration of credit risk under existing accounting literature. Pursuant to this FSP, the FASB’s intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This FSP was effective immediately. We have evaluated the impact of this FSP and have concluded that our disclosures are consistent with the objectives of the FSP.

Quarterly Financial Information (Unaudited)

The following table sets forth certain consolidated quarterly financial information of the Company. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.

	2005 Quarter Ended (unaudited)
	March 31	June 30	Sept 30	Dec 31
	(Dollars in Thousands, except per share data)
Interest income	$32,995	$35,461	$36,778	$38,878
Interest expense	11,384	12,481	14,039	15,075
Net interest income	21,611	22,980	22,739	23,803
Provision for loan losses	2,209	4,050	790	1,170
Securities gains (losses)	224	23	(272)	(1,913)
Earnings before income taxes	11,825	9,391	12,403	9,575
Net income	8,183	5,806	8,538	6,868
Net income per share, basic	0.38	0.27	0.40	0.32
Net income per share, diluted	0.38	0.27	0.39	0.32

	2004 Quarter Ended (unaudited)
	March 31	June 30	Sept 30	Dec. 31
	(Dollars in Thousands, except per share data)
Interest income	$27,688	$28,470	$29,852	$31,667
Interest expense	7,762	8,251	9,019	10,236
Net interest income	19,926	20,219	20,833	21,431
Provision for loan losses	1,561	1,310	1,603	2,956
Securities gains	304	549	317	15
Earnings before income taxes	10,627	10,194	11,558	10,605
Net income	7,597	7,391	8,264	7,698
Net income per share, basic	0.39	0.38	0.43	0.39
Net income per share, diluted	0.38	0.37	0.41	0.38

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors

Main Street Banks, Inc.

We have audited the accompanying consolidated balance sheets of Main Street Banks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Banks, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Main Street Banks, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 13, 2006

Atlanta, Georgia

Main Street Banks, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2005	2004
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$45,579	$35,090
Interest-bearing deposits in banks	470	318
Federal funds sold and securities purchase under agreements to resell	12,401	35,813

Investment securities available for sale (cost of $233,059 and $314,557 at December 31, 2005 and 2004, respectively)	228,683	315,521
Investment securities held to maturity (fair value of $7,954 and $11,260 at December 31, 2005 and 2004, respectively)	8,190	11,716

Other investments	23,664	23,782
Mortgage loans held for sale	8,072	4,563
Loans, net of unearned income	1,802,512	1,699,035
Allowance for loan losses	(25,239)	(25,191)

Loans, net	1,777,273	1,673,844
Premises and equipment, net	52,392	53,470
Other real estate	4,302	2,141
Accrued interest receivable	10,760	9,763
Goodwill and other intangible assets	101,980	102,170
Bank owned life insurance	60,284	42,056
Other assets	16,468	16,195

TOTAL ASSETS	$2,350,518	$2,326,442

LIABILITIES
Deposits:
Noninterest-bearing demand	251,967	$224,958
Interest-bearing demand and money market	606,737	658,088
Savings	43,702	46,999
Time deposits of $100,000 or more	389,117	370,658
Other time deposits	439,960	409,507

Total deposits	1,731,483	1,710,210
Accrued interest payable	6,082	3,955
Federal Funds purchased and securities sold under repurchase agreements	70,883	73,368
Federal Home Loan Bank advances	188,035	201,070
Subordinated debt	51,547	51,547
Other liabilities	7,239	7,329

TOTAL LIABILITIES	2,055,269	2,047,479

SHAREHOLDERS’ EQUITY
Common stock-no par value per share	164,094	161,517
Treasury stock, at cost 564,082 shares at December 31, 2005 and 2004, respectively	(8,789)	(8,789)
Retained earnings	144,053	126,448
Accumulated other comprehensive loss	(4,109)	(213)

TOTAL SHAREHOLDERS’ EQUITY	295,249	278,963

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,350,518	$2,326,442

Common shares issued and outstanding	21,502,227	21,229,545
Common shares authorized	50,000,000	50,000,000
Treasury shares of common stock	564,082	564,082

See accompanying Notes to Consolidated Financial Statements

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
INTEREST INCOME
Loans, including fees	$130,019	$105,584	$88,172
Investment securities:
Taxable	11,377	9,556	8,309
Non-taxable	1,362	1,523	1,671
Federal Funds sold and other short-term investments	222	184	146
Interest-bearing deposits in banks	68	23	29
Other investments	1,064	807	508

TOTAL INTEREST INCOME	144,112	117,677	98,835
INTEREST EXPENSE
Interest-bearing demand and money market	14,722	7,542	5,735
Savings	311	288	348
Time deposits of $100,000 or more	12,312	8,959	6,893
Other time deposits	12,799	10,100	9,179
Federal Funds purchased	3,121	1,287	76
Federal Home Loan Bank advances	5,639	3,634	2,270
Subordinated debt	3,421	2,511	1,453
Other interest expense	654	947	1,511

TOTAL INTEREST EXPENSE	52,979	35,268	27,465

Net interest income	91,133	82,409	71,370
Provision for loan losses	8,219	7,430	5,235

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	82,914	74,979	66,135
NON-INTEREST INCOME
Service charges on deposit accounts	8,505	8,117	7,760
Other customer service fees	1,497	1,362	1,544
Mortgage banking income	2,543	3,274	3,342
Investment agency commissions	756	828	264
Insurance agency income	10,627	10,050	4,857
Income from SBA lending	3,622	3,070	1,725
Income on bank owned life insurance	3,227	2,431	2,171
Other income	54	830	856
(Loss) gain on sales of premises and equipment	(727)	(524)	1,095
Investment securities (losses) gains	(1,938)	1,185	730

TOTAL NON-INTEREST INCOME	28,166	30,623	24,344
NON-INTEREST EXPENSE
Salaries and other compensation	34,070	31,938	25,574
Employee benefits	5,740	5,526	4,749
Net occupancy and equipment expense	8,416	8,239	6,661
Data processing fees	2,065	1,661	1,684
Professional services	2,835	2,243	2,150
Communications & supplies	3,904	3,999	3,736
Marketing expense	1,046	1,203	1,080
Regulatory agency assessments	415	380	322
Amortization of intangible assets	521	508	365
Other expense	8,873	6,921	6,622

TOTAL NON-INTEREST EXPENSE	67,885	62,618	52,943

Income before income taxes	43,195	42,984	37,536
Income tax expense	13,800	12,034	10,837

NET INCOME	$29,395	$30,950	$26,699

Basic net income available to shareholders per share	$1.37	$1.59	$1.49
Diluted net income available to shareholders per share	$1.35	$1.54	$1.44
Weighted average shares - basic	21,392,885	19,455,084	17,875,246
Weighted average shares - diluted	21,701,905	20,076,687	18,556,383

See accompanying Notes to Consolidated Financial Statements

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
	(Dollars in Thousands)
Balance, January 1, 2003	16,242,498	$46,912	464,082	$(6,858)	86,042	$5,561	131,657

Net income					26,699		26,699
Net change in unrealized gains (losses), net of tax of $1,505						(1,235)	(1,235)
Net change in fair value of derivative instruments, net of tax of $885						74	74
Less reclassification adjustment for net gains included in net income, net of tax of $248						(483)	(483)

Comprehensive income							25,055
Common stock issued for acquisition	2,599,983	50,983					50,983
Treasury stock purchased	(100,000)		100,000	(1,931)			(1,931)
Common dividends paid					(8,361)		(8,361)
Exercise of stock options	215,414	1,921					1,921
Restricted stock award plan	23,445	1,060					1,060
Restricted stock forfeited							—
Tax benefit from exercise of stock options					159		159

Balance, December 31, 2003	18,981,340	100,876	564,082	(8,789)	104,539	3,917	200,543

Net income					30,950		30,950
Net change in unrealized gains (losses), net of tax of $1,213						(1,572)	(1,572)
Net change in fair value of derivative instruments, net of tax of $915						(1,776)	(1,776)
Less reclassification adjustment for net gains included in net income, net of tax of $403						(782)	(782)

Comprehensive income							26,820
Common stock issued for acquisition	271,109	7,000					7,000
Acquisition adjustment					(78)		(78)
Capital offering	1,725,000	51,101					51,101
Common dividends paid					(10,460)		(10,460)
Exercise of stock options	234,601	1,936					1,936
Restricted stock award plan	20,695	669					669
Restricted stock forfeited		(65)					(65)
Tax benefit from exercise of stock options	(3,200)				1,497		1,497

Balance, December 31, 2004	21,229,545	161,517	564,082	(8,789)	126,448	(213)	$278,963

Net income					29,395		29,395
Net change in unrealized gains (losses), net of tax of $2,264						(5,014)	(5,014)
Net change in fair value of derivative instruments, net of tax of $111						(217)	(217)
Less reclassification adjustment for net losses included in net income, net of tax benefit of $603						1,335	1,335

Comprehensive income							25,499
Common dividends paid					(13,038)		(13,038)
Exercise of stock options	237,781	1,765					1,765
Restricted stock award plan	60,250	1,969					1,969
Restricted stock forfeited	(25,349)	(1,157)					(1,157)
Tax benefit from exercise of stock options					1,248		1,248

Balance, December 31, 2005	21,502,227	$164,094	564,082	$(8,789)	$144,053	$(4,109)	$295,249

See accompanying Notes to Consolidated Financial Statements

Main Street Banks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Operating activities
Net income	$29,395	$30,950	$26,699
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,219	7,430	5,235
Depreciation and amortization of premises and equipment	3,759	3,705	3,191
Amortization of intangible assets	521	508	364
Loss on sales of other real estate	795	454	155
Investment securities losses (gains)	1,938	(1,185)	(730)
Net amortization of premium on investment securities	922	1,288	1,597
Net accretion of loans purchased	(121)	41	(24)
Loss (gain) on sales of premises and equipment	727	524	(1,095)
Net (increase) decrease in mortgage loans held for sale	(3,509)	(172)	1,378
Gains on sales of SBA loans	(3,622)	(3,070)	(1,725)
Deferred income tax benefit	(275)	(1,248)	(1,718)
Deferred net loan fees (cost amortization)	(6,598)	2,121	(889)
Vesting in restricted stock award plan	812	602	407
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(997)	(1,581)	(678)
Increase cash surrender value of bank owned life insurance	(3,227)	(1,284)	(1,420)
Increase (decrease) in accrued interest payable	2,127	935	(1,455)
Other	2,605	(430)	(2,481)

Net cash provided by operating activities	33,471	39,588	26,811

Maturities, paydowns and calls
Purchases of investment securities available for sale	(79,333)	(168,092)	(145,464)
Maturities of investment securities held to maturity	3,526	(1,210)	(10,100)
Net change in other investments	118	(4,131)	(14,324)
Maturities, paydowns and calls of investment securities available for sale	43,780	41,023	78,470
Proceeds from sales of investment securities available for sale	114,190	54,345	22,282
Net increase in loans funded	(108,615)	(255,710)	(172,927)
Purchase of bank-owned life insurance	(15,000)	(5,000)	—
Purchases of premises and equipment	(4,376)	(17,764)	(10,777)
Proceeds from sales of premises and equipment	968	196	3,330
Proceeds from sales of other real estate	4,634	1,831	3,320
Improvements to other real estate	(283)	(185)	(197)
Net cash paid for acquisitions	(331)	(706)	(33,447)

Net cash used in investing activities	(40,722)	(355,403)	(279,834)

Financing activities
Net (decrease) increase in demand and savings accounts	(27,639)	168,827	94,696
Net increase (decrease) in time deposits	48,912	82,980	(47,416)
Net decrease in Federal Funds Purchased	(2,485)	(39,492)	(3,807)
Net (decrease) increase in Federal Home Loan Bank advances	(13,035)	59,465	145,605
Proceeds from the issuance of trust preferred securities	—	—	44,845
Dividends paid	(13,038)	(10,460)	(8,361)
Purchase of treasury stock	—	—	(1,931)
Proceeds from issuance of common stock	1,765	53,037	1,921

Net cash (used) provided by financing activities	(5,520)	314,357	225,552
Net decrease in cash and cash equivalents	(12,771)	(1,458)	(27,471)
Cash and cash equivalents at beginning of period	71,221	72,679	100,150

Cash and cash equivalents at end of period	$58,450	$71,221	$72,679

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$50,852	$21,330	$24,444
Income taxes	9,500	13,926	11,400
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	$6,828	$5,138	$4,931

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of the Parent Company (“Company”) and its wholly owned subsidiaries, Main Street Bank (“the Bank”) Main Street Insurance Services, Inc. (“MSII”), Piedmont Settlement Services, Inc. (“Piedmont”) (inactive as of June 30, 2005, dissolved as of December 31, 2005) and MSB Payroll Solutions, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates in the Preparation of the Financial Statements: The consolidated financial statements of Main Street Banks, Inc. and Subsidiaries are prepared in accordance with U.S. generally accepted accounting principles, and practices within the financial services industry, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of goodwill impairment, evaluation of income taxes, and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loans. Management believes that the allowance for loan losses is adequate and the valuation of goodwill and other real estate is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. The Company’s results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Reclassification: Certain previously reported amounts have been reclassified to conform to the 2005 financial statement presentation. These reclassifications had no effect on net income or total stockholders’ equity.

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

Investment Securities: Investment securities are classified into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. No securities have been classified as trading securities by the Company as of December 31, 2005.

Premiums and discounts related to securities are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and considering prepayment assumptions. Dividend and interest income is recognized when earned.

Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If we determine that the value of any investment is other than temporarily impaired, we record a charge against earnings in the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. At December 31, 2005 upon review of the investment portfolio, management has the positive intent and ability to hold all remaining impaired securities to maturity or recovery. There was no other than temporary impairment for securities recorded in the years ending December 31, 2005, 2004, and 2003.

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

The Company evaluates loans for impairment when a loan is internally risk rated as substandard or doubtful. The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value of the collateral. In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value. Impairment with regard to substantially all of the Company’s impaired loans has been measured based on the fair value of the underlying collateral. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy. At the time the contractual payments on a loan are deemed to be uncollectible, generally at 90 days past due, the Company’s policy is to record a charge-off against the Allowance for Loan Losses. As of December 31, 2005, the Company had $9.8 million in loans that were in excess of 90 days past due, of which $2.0 million are classified as nonaccrual.

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

Securities Sold Under Repurchase Agreements: The Company uses securities sold under repurchase agreements as an investment option for some commercial customers. Such securities sold under repurchase agreements are classified as secured borrowings, and generally mature within one to four days from the transaction date. The Company also uses securities sold under repurchase agreements as a funding source, which may have longer maturities up to three years or more. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities.

Financial Instruments: In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or when related fees are earned.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition to such commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2005 and 2004 include $205.9 million and $198.6 million, respectively, in undisbursed credit lines and $142.6 million and $179.8 million, respectively, in unfunded construction and development loans. The Company’s experience has been that approximately 80 percent of loan commitments are ultimately drawn upon by customers.

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The maximum potential payments the Company could be required to make under outstanding standby letters of credit was $6.2 million and $7.5 million as of December 31, 2005 and 2004, respectively.

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

Property and Equipment: Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets. The estimated useful lives of premises and equipment are: (1) building and leasehold improvements – 5 to 35 years, (2) furniture, fixtures and equipment – 1 to 7 years, (3) automobiles – 1 to 5 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.

Goodwill and other intangible assets: The adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) resulted in the Company no longer amortizing goodwill. Goodwill is assigned to individual acquisitions on a stand alone basis. Goodwill was tested for impairment in November 2005. The fair value of the reporting unit was estimated using a market value approach. The test indicated that no impairment charge was required. Other intangible assets primarily consists of core deposit intangibles and customer lists.

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

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands except per share data)
Numerator:
Basic and diluted net income	$29,395	$30,950	$26,699

Denominator:
Basic weighted average shares	21,392,885	19,455,084	17,875,246
Effect of employee stock options and restricted stock	309,020	621,603	681,137

Diluted weighted average shares	21,701,905	20,076,687	18,556,383

Diluted earnings per share	$1.35	$1.54	$1.44

Stock Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock options. Also, pro forma information regarding net income and net income per share as required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004, and 2003: risk-free interest of 4.42%, 4.19%, and 4.21%, respectively; dividend yield of 2.14%, 1.97%, and 2.09%, respectively; volatility factor of the expected market price of the Company’s common stock of 25.90%, 19.9%, and 23.1%, respectively; and a weighted-average expected life of the options of 8 years in each of 2005, 2004 and 2003. The weighted-average fair value of options granted during 2005, 2004, and 2003 was $8.45, $6.76, and $6.69, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options granted in 2005, 2004, and 2003 is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except per share data):

	For the Year Ended December 31,
	2005	2004	2003
Net income	$29,395	$30,950	$26,699
EPS - basic	1.37	1.59	1.49
EPS - diluted	1.35	1.54	1.44

Compensation cost - fair value	856	624	816
Less: tax effect	(64)	(212)	(277)
Net compensation costs - fair value	792	412	539

Net income, pro forma	28,603	30,538	26,160
EPS - basic	1.34	1.57	1.46
EPS - diluted	1.32	1.52	1.41

Recently Issued Accounting Standards: FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

The Company periodically tests securities for other than temporary impairment. All impairments in agency and mortgaged backed securities identified are caused by increasing interest rates and not by credit quality. Management does not feel at this time that interest rate fluctuations have caused any significant other than temporary impairments in the Company’s municipal bond portfolio.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company will adopt this Standard on January 1, 2006 under the modified prospective method of application. Under that method, the Company will recognize compensation costs for new grants of share-based awards, awards modified after the effect date, and the remaining portion of the fair value of the unvested awards at the adoption date. Excluding the impact of employee stock options granted after December 31, 2005, the Company estimates the adoption of SFAS No. 123R will result in a reduction of net income of approximately $0.8 million or $.04 per share in 2006.

The FASB issued an FSP on December 15, 2005, “SOP 94-6-1 — Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” which addresses the disclosure requirements for certain nontraditional mortgage and other loan products the aggregation of which may constitute a concentration of credit risk under existing accounting literature. Pursuant to this FSP, the FASB’s intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This FSP was effective immediately. We have evaluated the impact of this FSP and have concluded that the our disclosures are consistent with the objectives of the FSP.

Note B – Acquisitions

On December 15, 2005, Main Street Banks, Inc. announced it had signed a definitive agreement to be acquired by BB&T Corporation (BB&T). The transaction is subject to customary regulatory approvals as well as the approval of a majority of Main Street Banks, Inc. outstanding common stock. The Company expects that the transaction will close during the second quarter of 2006.

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

Assets acquired:
Cash and cash equivalents	$180
Other assets	33
Goodwill	4,717
Intangible assets	2,781

Total assets	$7,711

Liabilities acquired
Other liabilities	711

Total liabilities	$711

*	During 2005, MSII recorded an additional $0.3 million in goodwill as a result of the “earn-out” provision.

On August 4, 2003, the Company, through an intermediate subsidiary, completed the acquisition of the remaining 50% interest from the other partners of Piedmont Settlement Services, L.L.P., a Pennsylvania limited liability partnership. The assets and liabilities of the Pennsylvania partnership were subsequently transferred to Piedmont Settlement Services, Inc. (Piedmont), a wholly owned subsidiary of the Company. The purchase price for this acquisition was $183,500. There was no goodwill or intangible asset created as a result of this acquisition. The transaction has been accounted for as a purchase and accordingly, the results of operations of Piedmont are included from the acquisition date. All activity and assets of Piedmont were transferred to MSB as of June 30, 2005. Piedmont was dissolved as of December 31, 2005.

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

	December 31,
	2004	2003
	(Dollars in Thousands except per share data)
Net interest income	$82,409	$72,105
Net interest income after provision for loan losses	74,979	67,606
Net income	30,950	28,196
Earnings per share - Basic	$1.59	$1.55
Earnings per share - Diluted	$1.54	$1.50

Note C – Cash and Due From Banks

The Company is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks, or in cash. The average reserve requirements were $266,000 and $25,000 at December 31, 2005 and 2004 respectively.

Note D – Investment Securities

The following table details unrealized gains and losses on investment securities held to maturity and investment securities available for sale as of December 31, 2005 and 2004.

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
HELD-TO-MATURITY SECURITIES
State and political subdivisions	$8,190	$10	$(246)	$7,954

Total Held-to-Maturity securities	8,190	10	(246)	7,954

AVAILABLE FOR SALE SECURITIES
U.S. Government agencies and corporations	$116,999	$—	$(2,751)	$114,248
Mortgage-backed securities	93,215	19	(2,209)	91,025
State and polital subdivisions	22,845	632	(67)	23,410

Total available for sale securities	$233,059	$651	$(5,027)	$228,683

Total Investments	$241,249	$661	$(5,273)	$236,637

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
HELD-TO-MATURITY SECURITIES
State and political subdivisions	$11,716	$26	$(482)	$11,260

Total Held-to-Maturity securities	11,716	26	(482)	11,260
AVAILABLE FOR SALE SECURITIES
U.S. Treasury securities	$15,179	$—	$(24)	$15,155
U.S. Government agencies and corporations	113,656	353	(673)	113,336
Mortgage-back securities	161,336	1,168	(981)	161,523
State and polital subdivisions	24,386	1,207	(86)	25,507

Total available for sale securities	$314,557	$2,728	$(1,764)	$315,521

Total Investments	$326,273	$2,754	$(2,246)	$326,781

Those investment securities available for sale, which have an unrealized loss position at December 31, 2005, are detailed below:

	Securities impaired for less than 12 months		Securities impaired for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
AVAILABLE FOR SALE SECURITIES
U.S. Government agencies and corporations	$58,976	$(948)	$55,272	$(1,803)	$114,248	$(2,751)
Mortgage-Backed securities	50,855	(1,222)	36,382	(987)	87,237	(2,209)
State and political subdivisions	679	(2)	2,635	(65)	3,314	(67)

Total available for sale securities	$110,510	$(2,172)	$94,289	$(2,855)	$204,799	$(5,027)

Those investment securities available for sale, which have an unrealized loss position at December 31, 2004, are detailed below:

	Securities impaired for less than 12 months		Securities impaired for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
AVAILABLE FOR SALE SECURITIES
U.S. Treasury securities	$15,155	$(24)	$—	$—	$15,155	$(24)
U.S. Government agencies and corporations	49,519	(437)	16,947	(236)	66,466	(673)
Mortgage-Backed securities	37,559	(503)	26,223	(478)	63,782	(981)
State and political subdivisions	1,378	(23)	1,989	(63)	3,367	(86)

Total available for sale securities	$103,611	$(987)	$45,159	$(777)	$148,770	$(1,764)

At December 31, 2005, there were 12 obligations of U.S. Government agencies and corporations, one obligation of a state or political subdivisions, and 13 mortgage-backed securities with an unrealized loss for less than 12 months. There were 10 obligations of U.S. government agencies and corporations, six obligations of state and political subdivisions, and 14 mortgage-backed securities with an unrealized loss for longer than 12 months. Management does not believe any individual unrealized loss as of December 31, 2005 or 2004 represent an other-than-temporary impairment and has concluded that these unrealized losses are the result of changes in interest rates and not the result of a change in credit quality. Management also notes that the unrealized losses reported for U.S. Government agencies and corporations and mortgage-backed securities relate primarily to securities issued by FHLB, FNMA, FHLMC and GNMA. At December 31, 2005 upon review of the investment portfolio, management has the intent and ability to hold all remaining impaired securities to maturity; however management acknowledges that these impaired securities may be sold in future periods in response to significant, unanticipated changes in asset liability management, unanticipated future market moves or business plan changes.

The amortized cost and estimated fair value of investment securities held to maturity and available for sale at December 31, 2005, by contractual maturity or until recovery, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations without call or prepayment penalties.

	December 31, 2005
	Investment Securities Available for Sale		Investment Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$8,177	$8,086	$—	$—
Due after one year through five years	196,701	192,352	1,700	1,664
Due after five years through ten years	21,135	21,169	3,325	3,212
Due after ten years	7,046	7,076	3,165	3,078

Total	$233,059	$228,683	$8,190	$7,954

Other investments are recorded at cost and are composed of the following:

	December 31,
	2005	2004
	(Dollars in Thousands)
Federal Home Loan Bank stock	$14,680	$15,189
Senior Housing Crime Prevention Foundation Preferred Stock (CRA related)	8,133	8,381
Banker’s Bank stock	172	172
Southeast Bankcard Association stock	—	40
Other investments	679	—

Total other investments	$23,664	$23,782

During 2005, 2004 and 2003, proceeds from sales of investment securities available for sale were $114.2 million, $54.3 million, and $22.3 million, respectively with gross realized net gains of $1,185,263 and $730,120 in 2004 and 2003 and with gross realized net losses of $1,938,372 in 2005. The tax impact of the loss or gain on these transactions was ($602,835), $396,483, and $248,241 for the years ended December 31, 2005, 2004, and 2003, respectively. The method followed in determining the cost of investments sold is specific identification.

Securities with carrying values of $168.1 million and $188.5 million and estimated fair values of $164.7 million and $189.2 million at December 31, 2005 and 2004, respectively, were pledged to secure public deposits.

Note E – Loans

The following table represents the composition of the loan portfolio at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(Dollars in Thousands)
LOAN TYPE
Commercial and Industrial	$124,124	$127,476
Real estate - construction	454,805	401,815
Real estate - residential mortgage	291,156	288,703
Commercial real estate	896,473	846,945
Consumer and other	39,312	36,967
Less:
Purchase premium (discount)	(50)	(63)
Deferred net loan fees	(5,083)	(4,360)
Unearned income	1,775	1,552

LOANS, NET OF UNEARNED INCOME	$1,802,512	$1,699,035
Allowance for loan losses	(25,239)	(25,191)

LOANS, NET	$1,777,273	$1,673,844

At December 31, 2005 the Company had a market value adjustment on loans that were acquired during the First Colony Bancshares, Inc. acquisition of $0.3 million which is reflected in the loan amounts above and is being amortized monthly.

At December 31, 2005 approximately $344.8 million of loans were pledged to secure Federal Home Loan Bank advances and for other purposes as required or permitted by law.

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

The Company occasionally sells the guaranteed portion of Small Business Administration (“SBA”) loans to third parties and retains the servicing rights for these loans. The Company has limited recourse related to these sales if a loan sold by the Bank defaults within 90 days of sale. A servicing asset has been recorded for these loans. The Company recognized a gain of $3.6 million on the sale of SBA loans during 2005 and $3.1 million on the sale of SBA loans during 2004. The Company serviced $59.6 million and $24.6 million of SBA loans for others as of December 31, 2005 and 2004, respectively.

A summary of the activity in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 follows:

	December 31,
	2005	2004	2003
	(Dollars in Thousands)
Balance at the beginning of the period	$25,191	$21,152	$14,589
Provision for loan losses	8,219	7,430	5,235
Loans charged off	(10,039)	(4,701)	(3,360)
Recoveries on loans previously charged off	1,868	1,310	415
Allowance of purchased institution at acquisition date	—	—	4,273

Balance at the end of the year	$25,239	$25,191	$21,152

Non-performing assets at December 31, 2005 and 2004 are detailed in the following table:

	December 31,
	2005	2004
	(Dollars in Thousands)
Non-performing assets
Non-accrual loans	$13,516	$12,255
Other real estate and repossessions	4,302	2,166

Total non-performing assets	17,818	14,421
Loans past due 90 days or more and still accruing	$7,885	$5,658
Ratio of past due loans to loans net of unearned income	0.44%	0.33%
Ratio of non-performing assets to loans, net of unearned income, and other real estate	0.99%	0.85%

At December 31, 2005 and 2004, the Bank had nonaccrual loans aggregating $13.5 million and $12.3 million respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $725 thousand in 2005, $477 thousand in 2004, and $287 thousand in 2003.

At December 31, 2005 and 2004, the Bank had impaired loans with an outstanding balance of $21.3 million and $12.8 million, respectively with a related allocation of the allowance for loan losses of $2.8 million and $3.7 million at December 31, 2005 and 2004. The average balance of impaired loans was approximately $7.6 million, $6.3 million and $6.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. The interest recognized on such loans in 2005, 2004, and 2003 was immaterial.

The Bank completes an impairment analysis for each loan relationship of grades 5 through 8 (special mention to loss) with outstanding balances or commitments of $250,000 or greater as of each calendar quarter-end.

Note F – Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of December 31, 2005 are detailed in the following table in thousands:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Non-amortizing goodwill	$98,620	$(902)	$97,718
Core deposit intangibles	1,877	(500)	$1,377
Amortizing intangibles - customer list	2,937	(375)	2,562
Amortizing intangibles - covenants not to compete	372	(149)	223
Lease rights	248	(148)	$100

Total Goodwill and other intangible assets	$104,054	$(2,074)	$101,980

The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2005 and 2004 are as follows:

(Dollars in Thousands)
Balance as of January 1, 2004	$96,237
Goodwill and other intangible assets acquired	7,573
Fully amortized core deposit intangible	(1,132)
Amortization	(508)

Balance at December 31, 2004	102,170
Increase related to “earn-out provisions”	331
Amortization	(521)

Balance at December 31, 2005	$101,980

The Company recognized no amortization expense related to goodwill, and recognized amortization expense on intangible assets for each of the years ended December 31, 2005, 2004 and 2003 of $521,137, $507,584, and $364,499, respectively. Core deposit intangibles and customer lists intangibles are being amortized over 10 years and 15 years, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

For the year ended December 31,
2006	$510
2007	$510
2008	$510
2009	$510
2010	$510

Note G – Premises and Equipment

Premises and equipment are composed of the following:

	December 31,
	2005	2004
	(Dollars in Thousands)
Land	$11,752	$9,866
Building and leasehold improvements	36,213	26,797
Furniture, fixtures and equipment	19,874	19,129
Construction in process	4,004	13,977
Less: accumulated depreciation and amortization	(19,451)	(16,299)

Total premises and equipment	$52,392	$53,470

Depreciation and amortization expense totaled $3.8 million, $3.7 million, and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The following is a schedule of future minimum rentals required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2005, for leased facilities:

(In Thousands)
2006	$2,208
2007	1,921
2008	1,625
2009	1,342
2010	1,275
Thereafter	8,807

Minimum requirement	$17,178

Rental expense for all operating leases charged to earnings totaled $1.9 million, $1.9 million, and $1.0 million for years ended December 31, 2005, 2004 and 2003, respectively.

Note H – Deposits

The deposit mix for the years ended December 31, 2005 and 2004 are as follows:

	December 31,
	2005		2004
	Average Balance	Rate	Average Balance	Rate
	(Dollars in Thousands)
Deposit Type
Non-interest-bearing demand deposits	$251,485	0.00%	$232,568	0.00%
Demand and money market deposits	634,931	2.32%	540,690	1.39%
Savings deposits	44,948	0.69%	49,035	0.59%
Time Deposits	790,536	3.18%	749,430	2.54%

Total Deposits	$1,721,900	2.73%	$1,571,723	1.92%

The Company had $389.1 million, and $370.7 million in time deposits over $100,000 at December 31, 2005 and 2004, respectively. Interest expense on these deposits was $12.3 million, $9.0 million, and $6.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes the maturities of time deposits at December 31, 2005:

December 31, 2005
(Dollars in Thousands)
Time deposits
2006	656,695
2007	88,907
2008	43,539
2009	25,660
2010	14,276

Total time deposits	$829,077

Note I – Borrowings

At December 31, 2005 and 2004 the Company had term advances from the Federal Home Loan Bank totaling $188.0 million and $201.1 million, respectively and overnight advances of $36.0 million and $50.0 million, respectively. The Company has pledged all of its eligible residential mortgage loans secured by first mortgages on one-to-four family dwellings as collateral. The Company has also pledged eligible commercial real estate loans. The Company is allowed to borrow up to 80% of the balance of the eligible first mortgage loans pledged as collateral, and up to 50% of the eligible commercial real estate loans. The Company had no unused borrowing capacity with FHLB as of December 31, 2005 and had unused borrowing capacity of $48.5 million as of December 31, 2004. This decrease is the result of an increase in the amount borrowed at the Federal Home Loan Bank, although additional collateral has been added including investment securities. At December 31, 2005, the Company has 11 advances with rates between 2.60% and 4.80%.

The following table stratifies the Bank’s borrowings as short-term and long-term as of December 31, 2005 and 2004:

	December 31,
	2005		2004
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
SHORT-TERM
Securities sold under repurchase agreements	$—	0.00%	$12,500	4.46%
Retail customer repurchase agreements	4,800	1.74%	5,746	1.82%
Federal Funds purchased	65,906	4.38%	54,932	2.70%

Total short-term borrowings	$70,706		$73,178

LONG-TERM
Federal Home Loan Bank advances	$188,035	3.26%	$201,070	2.68%
Subordinated debt	51,547	7.27%	51,547	5.23%
Other repurchase agreements	177	0.00%	190	0.00%

Total long-term borrowings	$239,759		$252,807

The aggregate stated maturities of long-term debt outstanding are summarized as follows:

December 31, 2005
(Dollars in Thousands)
Long-term debt
2006	$122,500
2007	25,000
2008	25,000
2009	—
2010	—
Thereafter	67,259

Total long-term debt	$239,759

At December 31, 2005 the Company had additional borrowings outstanding as shown in the table below:

	Amount	Maturity	Rate
	(Dollars in Thousands)
Retail customer repurchase agreements	4,800	Daily	1.74%
Main Street Banks Statutory Trust I	5,155	11/15/32	7.27%
Main Street Banks Statutory Trust II	46,392	06/30/33	7.27%
Federal Home Loan Bank Advances:
Overnight Daily Rate Credit	36,000	01/03/06	4.44%
Fixed Rate Credit	25,000	02/28/06	2.60%
Fixed Rate Credit	25,000	04/10/06	2.69%
Fixed Rate Credit	15,000	05/02/06	2.43%
Fixed Rate Credit	25,000	05/22/06	2.73%
Fixed Rate Credit	7,500	06/26/06	3.24%
Fixed Rate Credit	25,000	06/28/06	2.80%
Fixed Rate Credit	25,000	04/27/07	4.04%
Fixed Rate Credit	25,000	04/08/08	4.31%
Convertible	10,000	12/19/11	4.80%
Convertible	4,449	12/19/11	4.69%
Convertible	551	12/19/11	4.80%

Government agency and mortgage backed securities with a carrying value of $10.1 million and a fair value of $10.2 million are pledged as collateral for the securities sold under repurchase agreements noted above.

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

Subordinated debt is summarized below:

	December 31, 2005	December 31, 2004	Interest Rate of Securities and Debentures	Maturity of Securities and Debentures
	(Dollars in Thousands)
Main Street Banks Statutory Trust I	$5,155	$5,155	7.27%	2032
Main Street Banks Statutory Trust II	46,392	46,392	7.27%	2033

Total	$51,547	$51,547

Note K – Income Taxes

For the years ended December 31, 2005, 2004 and 2003, income tax expense consists of:

	2005	2004	2003
	(Dollars in Thousands)
Current income tax expense:	$14,075	$13,282	$12,555
Deferred income tax expense (benefit):	(275)	(1,248)	(1,718)

Total income tax expense	$13,800	$12,034	$10,837

Income tax differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	2005	2004	2003
	(Dollars in Thousands)
Earnings before income taxes	$43,083	$42,984	$37,536
Income tax expense at Federal statutory rate	15,079	15,044	13,138
Increase (decrease) resulting from:
Tax-exempt interest	(633)	(746)	(744)
Tax-exempt BOLI income	(1,139)	(854)	(760)
Other	493	(1,410)	(797)

Income tax expense	$13,800	$12,034	$10,837

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are presented below:

	2005	2004
	(Dollars in Thousands)
Allowance for loan losses	$8,834	$9,729
Depreciation on premises and equipment	(1,514)	(2,605)
Core deposit intangibles	249	331
Deferred net loan fees	1,274	1,322
Net unrealized gains on investments	2,178	125
Other, net	510	588

Net deferred tax asset	$11,531	$9,490

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

The following represents the Company’s commitments to extend credit and standby letters of credit as of December 31, 2005:

	2005	2004
	(Dollars in Thousands)
Commitments to extend credit	$348,455	$378,386
Standby letters of credit	6,167	7,513

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2005 and 2004 include $205.9 million and $198.6 million, respectively, in undisbursed credit lines and $142.6 million and $179.9 million, respectively, in unfunded construction and development loans. The Company’s experience has been that approximately 80 percent of loan commitments are ultimately drawn upon by customers.

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $6.2 million. The fair value of these standby letters of credit was $57 thousand and $69 thousand at December 31, 2005 and 2004, respectively. This amount was not recorded in the balance sheet as a liability in accordance with FIN 45 due to the immateriality of the amount.

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

Note M - Derivatives

The Company uses interest rate products, primarily interest rate swaps and floors, as part of its management of interest rate risk. As of December 31, 2005 and 2004, the Company was party to interest rate swap and floor contracts with $150.0 million and $270.0 million of notional amounts outstanding. The notional balance does not represent the amount the Company is obligated to pay or receive under these contracts. Rather, amounts receivable or payable under these contracts are determined based on whether the fixed rate to be received by the Company exceeds the floating rate to be paid by the Company for each interest calculation period. Regarding interest rate floors, the Company receives a payment from the counterparty if the Prime rate decreases below a certain level. The Company is exposed to credit risk to the extent that a counterparty fails to pay amounts owed to the Company under these agreements. The Company manages this credit risk by entering into agreements with counterparties with credit ratings acceptable under its risk management policy. These derivatives are designated as cash flow hedges of Prime-based loan receipts on a designated pool of Prime-based loans.

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

The following chart illustrates the Bank’s derivative positions as of December 31, 2005, dollars in thousands.

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Receive Fixed Prime Swap	Mar-03	Mar-06	$50,000	7.25%	5.26%	-1.99%	$(318)
Receive Fixed Prime Swap	Aug-03	Aug-06	$100,000	7.25%	5.59%	-1.66%	$(1,210)

Total Receive Fixed Swaps			$150,000				$(1,528)

The following chart illustrates the Bank’s derivative positions as of December 31, 2004, dollars in thousands.

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Receive Fixed Prime Swap - amortizing	Apr-02	Apr-05	$20,000	5.25%	6.63%	1.38%	$68
Receive Fixed Prime Swap	Mar-03	Mar-06	$50,000	5.25%	5.26%	0.01%	$(462)
Receive Fixed Prime Swap	Aug-03	Aug-06	$100,000	5.25%	5.59%	0.34%	$(806)

Total Receive Fixed Swaps			$170,000				$(1,200)

Interest Rate Floors

Type	Transaction Date	Term Date	Notional	Strike Rate	Current Rate	Current Spread	Market Value
Prime based Floor	Jun-03	Jun-05	$100,000	3.75%	5.25%	-1.50%	$—

Total Interest Rate Floors			$100,000				$—

Total Derivative Positions			$270,000				$(1,200)

Note N – Related Party Transactions

Directors, executive officers, and their related interests were customers of the Company and had other transactions with the Company in the ordinary course of business. Loans outstanding to certain directors, executive officers, and their related interests at December 31, 2005 and 2004 were $3.9 million and $3.7 million, respectively. For the years ended December 31, 2005 and 2004, $1.9 million and $5.1 million, respectively of such loans were made and loan repayments totaled $1.7 million and $5.3 million for the respective years. It is the policy of the Company that such transactions are made on substantially the same terms as those prevailing at the time for comparable loans to other persons and do not involve more than normal risks of collectability or present other unfavorable features. All of these loans are in a current and performing status as of the report date. These individuals and their related interests also maintain customary demand and time deposit accounts with the Company. These totaled approximately $3.6 million and $2.2 million at December 31, 2005 and 2004, respectively.

The Company has operating leases for bank premises that are owned by related parties. These related parties consist of an individual who is a primary shareholder and member of the Board of Directors, and also an individual who is an Executive Officer of the Company. Terms for these related party leases are substantially the same as those that would be expected to prevail in the marketplace. During 2005, 2004 and 2003, total lease payments under these related party leases totaled approximately $576,000, $550,000, and $398,000, respectively.

The Company has entered into various construction projects with a related party. The Company contracted with the related party for the completion of construction of two new branch offices located at Hwy 20 in Conyers, Georgia and at Cobb Galleria Parkway in Cobb County, Georgia. These projects were completed in 2005 and the Company paid approximately $438,000 under these contracts during 2005. The Company believes that the terms of these contracts are at least as favorable to it as terms available from unrelated third parties.

The Company has an existing Fed Funds line for additional short-term funding with BB&T for up to $25 million. The rate of interest on this line will vary daily. The line will expire on December 22, 2006.

Note O – Employee Benefits

The Company sponsors a 401(k) Employee Savings Plan that permits employees to defer annual cash compensation as specified under the plan. All employees of the Company who are over the age of 21 and have worked 1,000 hours or more in their first 12 months of employment or 1,000 hours or more in any calendar year thereafter are eligible to participate, except for project consultants or employees hired for the first time by the Company after January 1, 2003. Employees are generally vested after 5 years of service. The Board of Directors determines the annual Company contribution, which was $594,233, $530,916, and $423,758, in 2005, 2004 and 2003, respectively.

The Company has a Management Incentive Bonus Plan for key executives that provides annual cash awards, if approved, based on eligible compensation and achieving earnings goals. The Company also has a General Bonus Plan that provides for annual cash awards to eligible employees as established by the Board of Directors. The total expense under these plans was $6.3 million, $8.0 million, and $5.1 million in 2005, 2004, and 2003 respectively.

Note P – Stock Options and Long-Term Compensation Plans

The Company has a nonqualified Restricted Stock Award Plan and a Long-term Incentive Plan which grant restricted stock and other stock based compensation to key executives and officers of the Company. In the case of restricted stock, Company executives and officers designated as an “eligible executive” will vest in the number of shares of common stock awarded under the plan based on service over a five-year period. A total of 960,000 shares were authorized to be issued under the plans, with 761,742 shares of restricted stock issued as of December 31, 2005. No restricted stock has been issued under these plans since December 31, 2000.

In 2000 and 2001, respectively, the Board of Directors and Shareholders approved the Omnibus Stock Ownership and Long-Term Incentive Plan (“Omnibus Plan”) under which incentive stock options and non-qualified stock options to acquire shares of common stock, restricted stock, stock appreciation rights or units may be granted to eligible employees. A total of 800,000 shares were initially authorized to be issued under the plan and the Board of Directors and Shareholders approved an additional 800,000 shares to be used under the plan in 2003. Under the plan, 213,880 and 177,920 shares of restricted stock were issued as of December 31, 2005 and 2004, respectively. A total of 89,981 and 59,377 shares were vested with 123,899 and 118,543 shares issued and unvested as of December 31, 2005 and 2004.

During 2005, the Company issued 35,960 shares of restricted stock and granted 217,456 options under the Omnibus Plan. Including all types of awards, which include the above-mentioned option and restricted stock awards, the total number of share awards issued under the Omnibus Plan were 1,259,167 and 1,005,751 shares at December 31, 2005 and 2004, respectively. Option prices under all stock option plans are equal to the fair value of the Company’s common stock on the date of the grant. The options vest over time periods determined by the Compensation Committee of the Board of Directors and expire ten years from date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	For the Year Ended December 31,
	2005		2004		2003
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	1,075,684	$13.34	1,314,780	$12.72	1,465,509	$12.77
Granted	217,456	28.30	49,319	26.78	142,704	24.41
Exercised	(237,781)	9.26	(213,971)	12.79	(215,416)	8.28
Terminated	(123,604)	17.01	(74,444)	19.53	(78,017)	11.09

Under option, end of year	931,755	18.04	1,075,684	13.34	1,314,780	12.72
Exercisable, end of year	679,027	$14.34	766,046	$10.59	823,952	$9.28

Following is a summary of the status of options outstanding at December 31, 2005:

	Under Option			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
3.92-8.46	174,710	$7.94	2	174,710	$7.94
11.50-11.94	255,666	11.71	4	255,666	11.71
16.05-23.86	180,438	19.31	6	171,435	19.20
24.50-26.96	152,294	25.61	7	66,651	25.64
28.73-33.48	168,647	$29.90	9	10,565	$33.48

	931,755	18.04		679,027

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2005 and 2004:

	COMPANY		BANK		Minimum Required	Well Capitalized
	Actual Amount	Ratio	Actual Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2005
Leverage ratio	$247,115	10.69%	$234,900	10.12%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	247,115	12.59%	234,900	12.00%	4.00%	6.00%
Risk-based capital	271,661	13.84%	259,382	13.25%	8.00%	10.00%

As of December 31, 2004
Leverage ratio	$227,864	10.49%	$218,188	10.08%	4.00%	5.00%
Risk based capital ratios:
Tier 1 risk based capital	227,864	12.33%	218,188	11.92%	4.00%	6.00%
Risk-based capital	250,981	13.59%	238,522	13.04%	8.00%	10.00%

Banking regulations limit the amount of dividends that may be paid to the Parent without prior approval of the applicable regulatory agency. Under current state banking laws, the approval of the Georgia Department of Banking and Finance is required if the total of all dividends declared by the Banks in the calendar year exceeds 50 percent of the net profits for the previous calendar year and the ratio of equity capital to adjusted total assets is less than 6 percent. At December 31, 2005, The Bank had $1.2 million available to pay additional dividends to the Parent. During 2003, the Bank received approval from the Georgia Department of Banking and Finance to pay additional dividends to the Parent for the purpose of completing the acquisition of the First National Bank of Johns Creek. Accordingly, at December 31, 2003, the Company would have required further Georgia Department of Banking and Finance approval to pay additional dividends.

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

Subordinated debt and Trust preferred securities - The carrying amount of subordinated debt and trust preferred securities approximates fair value.

Accrued interest - The carrying amount of accrued interest receivable and payable approximates fair value.

Estimated fair values of the Company’s financial instruments are as follows:

	At December 31, 2005		At December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
Financial Assets:
Cash and due from banks	$45,579	$45,579	$35,090	$35,090
Interest-bearing deposits	470	470	318	318
Federal Funds sold and securities purchased under agreement to resell	12,401	12,401	35,813	35,813
Investment securities available for sale	228,683	228,683	315,521	315,521
Investment securities held to maturity	8,190	7,954	11,716	11,260
Other investments	23,664	23,664	23,782	23,782
Loans	1,802,512	1,794,651	1,699,035	1,695,426
Mortgage loans held for sale	8,072	8,072	4,563	4,563
Accrued interest receivable	10,760	10,760	9,763	9,763

Financial Liabilities:
Non-interest bearing deposits	$251,967	$251,967	$224,958	$224,958
Interest bearing deposits	1,479,516	1,476,656	1,485,252	1,562,834
Federal Funds purchased and securities sold under repurchase agreements	70,883	70,883	73,368	73,368
FHLB and other borrowings	188,035	185,284	201,070	200,442
Subordinated Debt	51,547	51,547	51,547	51,547
Accrued interest payable	6,082	6,082	3,955	3,955

Off-balance-sheet instruments:
Undisbursed credit lines	$205,857	$1,853	$198,510	$1,787
Unfunded construction and development loans	142,598	2,353	179,876	2,968
Standby letters of credit	6,167	57	7,513	69

Note T – Stock Repurchase Plan

On March 31, 2002, the Company announced a stock repurchase program whereby the Company was authorized to acquire up to 500,000 shares of its common stock. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any repurchase will depend on market conditions and other corporate considerations. This repurchase plan replaced a plan approved in September 2001, which authorized the repurchase of up to 150,000 shares of common stock. Repurchased shares will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors. During 2003, the Company repurchased 100,000 shares of its outstanding common stock under this repurchase plan. No repurchases were made in 2004 and 2005.

Note U – Parent Company

Main Street Banks, Inc.

(Parent Company)

Condensed Balance Sheet

	December 31,
	2005	2004
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$2,176	$1,096
Investment in subsidiaries	339,230	323,474
Other Assets	3,059	5,182

TOTAL ASSETS	$344,465	$329,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$49,216	$50,789
Shareholders’ equity	295,249	278,963

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$344,465	$329,752

Main Street Banks, Inc.

(Parent Company)

Condensed Statement of Income

	December 31,
	2005	2004	2003
	(Dollars in Thousands)
Income
Dividends from subsidiaries	$15,103	$13,224	$23,219
Other income	4	60	(23)

Total Income	$15,107	$13,284	$23,196

Expenses
Salaries and employee benefits	$1,635	$720	$649
Other expenses	5,197	3,752	2,488

Total Expenses	$6,832	$4,472	$3,137

Income before income tax benefit and equity in undistributed income of subsidiaries	8,275	8,812	20,059
Income tax benefit	2,605	1,337	901

Income before equity in undistributed income of subsidiaries	10,880	10,149	20,960

Equity in undistributed income of subsidiaries	18,515	20,801	5,739

Net Income	$29,395	$30,950	$26,699

Main Street Banks, Inc.

(Parent Company)

Condensed Statement of Cash Flows

	December 31,
	2005	2004	2003
	(Dollars in Thousands)
Operating Activities
Net income	$29,395	$30,950	$26,699
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(18,515)	(20,801)	(5,739)
Other	439	1,431	(701)

Net cash provided by operating activities	$11,319	$11,580	$20,259

Investing Activities
Investment in subsidiaries	—	(51,100)	—
Net cash paid for acquisitions	—	—	(10,793)
Other	598	(3,746)	—

Net cash provided by investing activities	$598	$(54,846)	$(10,793)

Financing Activities
Dividends paid	$(13,038)	$(10,461)	$(8,361)
Proceeds from sale of common stock	2,201	53,037	1,921
Payments to repurchase common stock	—	—	(1,931)

Net cash used in financing activities	$(10,837)	$42,576	$(8,371)

Net increase/(decrease) in cash	1,080	(690)	1,095
Cash at the beginning of the year	1,096	1,786	691

Cash at the end of the year	$2,176	$1,096	$1,786

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s assessment of Internal controls

Evaluation of Disclosure Controls and Procedures. The Company conducted an evaluation, with the participation of its Chief Executive Officer, Chief Financial Officer, Risk Management Officer, Internal Audit and Security Officer, and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports that the Company files under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Risk Management Officer, Internal Audit and Security Officer, and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s Internal Control over Financial Reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications. The Company’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s 2005 Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Main Street Banks, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Main Street Banks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Main Street Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Main Street Banks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Main Street Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Main Street Banks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 13, 2006

Atlanta, Georgia

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

The following table sets forth the name of each current director of the Company; a description of his position and offices with the Company (other than as a director) and with Main Street Bank, the Company’s wholly owned bank subsidiary, if any; and a brief description of his principal occupation and business experience during the past five years and certain other information, including his age as of March 11, 2006. The table also sets forth the class of each director. The terms of the Class I directors expire in 2007; the terms of the Class II directors expire in 2008; and the terms of the Class III directors expire in 2006. The Board of Directors has determined that the following five directors, constituting a majority of the Board, are independent pursuant to Nasdaq Stock Market listing standards: C. Candler Hunt; Frank B. Turner; John R. Burgess, Sr.; P. Harris Hines; and Harry L. Hudson, Jr.

Name, Year First Elected to Board of Company and Class	Age	Position with the Company and Principal Occupation During the Past Five Years
Robert R. Fowler III (2000) Class I	67

Mr. Fowler serves as Chairman of the Executive Committee of the Company’s Board (having retired as Chairman during 2002) and as Vice Chairman of the Board of Main Street Bank. Mr. Fowler was Chairman and Chief Executive Officer of Main Street Banks Incorporated from its organization in 1988 until it was merged into the Company in 2000. He served as Chairman of the Board of Main Street Bank from 1985 to 1996 and was elected Vice Chairman in 1996. He has been affiliated with Main Street Bank since 1967.

Samuel B. Hay III (2000) Class I	43

Mr. Hay serves as President and Chief Executive Officer of the Company. Mr. Hay became President of the Company during 2002 and assumed the role of Chief Executive Officer on January 1, 2005. Previously, Mr. Hay served as Executive Vice President and Chief Operating Officer of the Company from 2000 to 2002. Mr. Hay also serves as the Chief Executive Officer and as a director of Main Street Bank. Mr. Hay served on the Board of Main Street Banks Incorporated from 1992 until it was merged into the Company in 2000, and served as its Executive Vice President and Chief Financial Officer from 1994 to 1996. Mr. Hay has served as Chief Executive Officer of Main Street Bank since December 1996 and served as its Chairman from 1996 until 2000. He has been employed by Main Street Bank since 1990.

C. Candler Hunt (2000) Class I	59	Mr. Hunt serves as a director of Main Street Bank. Mr. Hunt has been an executive of Godfrey’s Warehouse, Inc., a manufacturer of livestock feed located in Madison, Georgia, since 1971.

Name, Year First Elected to Board of Company and Class	Age	Position with the Company and Principal Occupation During the Past Five Years
John R. Burgess, Sr. (2003) Class II	63

Mr. Burgess has been the owner of Alpharetta Bargain Store, Inc. since 1976. Mr. Burgess served as Chairman of the Board of Directors of First Colony Bancshares, Inc. before it was acquired by the Company in 2003. Mr. Burgess serves as a director of Main Street Bank.

T. Ken Driskell (2003) Class II	54

Mr. Driskell was the President and Chief Executive Officer of First Colony Bancshares, Inc. from its incorporation in 1987 until it was acquired by the Company in 2003. Mr. Driskell serves as a director of Main Street Bank.

Frank B. Turner (2000) Class II	66

Mr. Turner served as Vice Chairman of the Board of Main Street Banks Incorporated from 1990 until it was merged into the Company in 2000. He was City Manager of Covington, Georgia from 1970 until he retired in January 2006. Mr. Turner is a director of Main Street Bank.

The Honorable P. Harris Hines (1994) Class III	62

Justice Hines serves as Vice Chairman of the Board of the Company and he is a member of the Board of Main Street Bank. From January 1, 1983 until July 26, 1995, Justice Hines served as Judge of the Superior Court of Cobb County, Georgia. Since July 26, 1995, Justice Hines has served as a Justice of the Supreme Court of the State of Georgia.

Harry L. Hudson, Jr. (1996) Class III	62

Mr. Hudson is an agent for the State Farm Insurance Company. Mr. Hudson has been associated with State Farm since January 1, 1970, and he has served as Agent, Agency Manager and Field Executive. Mr. Hudson is a director of Main Street Bank.

Edward C. Milligan (1994) Class III	61

Mr. Milligan is Chairman of both the Company and Main Street Bank. Mr. Milligan served as Chief Executive Officer of the Company from its organization in 1994 until his retirement from that position on January 1, 2005. He was elected Chairman in 2002. Mr. Milligan also served as President and Chief Executive Officer of Westside Bank & Trust Company from its organization in 1990 until 2000. Mr. Milligan has also served on the Board of Directors of The Bankers Bank since March 2002. He currently serves as Chairman of the Board of Directors of The Bankers Bank.

Messrs. Fowler and Turner are first cousins. Mr. Hay is Mr. Fowler’s nephew.

In a letter dated December 1, 1999 to the Board of Directors of the Company, Mr. Fowler stated that it was his present intention for a period of six years following May 24, 2000, to take such action as reasonably necessary at the Board level and to vote all shares of Company Stock over which he has voting control, including the shares owned by family trusts, to maintain the same equal ratio of the number of previous Main Street Banks Incorporated and First Sterling

Banks, Inc. directors. He also stated that it is his intention to specifically vote the shares over which he has voting control for the reelection to the Company Board of Directors of Eugene L. Argo upon the expiration of his term in 2002 and for the reelection of Edward C. Milligan, P. Harris Hines and Harry L. Hudson, Jr. when their terms expire in 2003. Mr. Fowler did vote his shares in favor of Mr. Argo at the Company’s 2002 Annual Meeting of Shareholders and in favor of Messrs. Milligan, Hines and Hudson at the Company’s 2003 Annual Meeting of Shareholders. Mr. Argo, who was reelected to the Company’s Board of Directors, retired as a director during 2002. No replacement for Mr. Argo has been nominated at this time.

He also expressed his intention that if any of these persons failed to complete their terms of office he would support for election to those vacant positions the person who is or persons who are nominated by the remaining members of the group composed of Messrs. Argo, Milligan, Hines and Hudson.

Mr. Fowler’s letter is simply an expression of his intention on December 1, 1999. It is not legally binding against him. He can change his mind at any time and take action which is completely different from his expressed intention on December 1, 1999. If he desires, he could vote against the directors named above or their nominees.

Executive Officers

The table set forth below shows for each of the Company’s executive officers (a) the person’s name, (b) his age at March 11, 2006, (c) the year he was first elected as an executive officer of the Company, and (d) his present positions with the Company and his other business experience for the past five years. Officers are elected at the Annual Meeting of the Board of Directors for terms of one year or until their earlier resignation, termination or removal from office.

Name	Age	Position with the Company and Business Experience During The Past Five Years
Samuel B. Hay III	43

Mr. Hay serves as President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors. He assumed the role of Chief Executive Officer on January 1, 2005. Mr. Hay also serves as Chief Executive Officer of Main Street Bank and as a member of its Board of Directors.

Max S. Crowe	54

Mr. Crowe serves as Executive Vice President and Chief Banking Officer of the Company, positions he has held since 2002. Prior to joining the Company, Mr. Crowe served as Regional President of BB&T for over five years. Mr. Crowe serves as a director of Main Street Bank.

Name	Age	Position with the Company and Business Experience During The Past Five Years
David W. Brooks II	49

Mr. Brooks serves as Executive Vice President and Chief Financial Officer of the Company. He assumed these roles in 2005. He was previously employed by Wachovia Corporation for 24 years. Before joining the Company, Mr. Brooks served as Senior Vice President and Group Executive responsible for strategic planning, treasury policy and research, asset pricing, treasury risk management and Basel implementation in Charlotte, North Carolina.

John T. Monroe	46

Mr. Monroe serves as Executive Vice President and Chief Credit Officer of Main Street Bank, a position he has held since 2002. From 1989 until 2002 Mr. Monroe served as Senior Credit Manager with BB&T.

Gary S. Austin	51	Mr. Austin serves as Executive Vice President-Risk Management. He joined Main Street Bank in 2003. Previously, Mr. Austin served as corporate risk manager for RBC Centura from 2000 to 2003.

Richard A. Blair	58

Mr. Blair serves as Executive Vice President-Administration and Operations. He has been with Main Street Bank since 2003. Previously, Mr. Blair worked in the operations department of Wachovia Bank from 1978 to 2003.

See “Board of Directors” above for description of prior business experience of Mr. Hay.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The primary functions of the Audit Committee are to see that an audit program is in place to protect the assets of the Company, assure that adequate internal controls exist, and appoint, compensate and oversee the work of the Company’s independent registered public accounting firm. In accordance with Section 301 of the Sarbanes-Oxley Act of 2002, the Audit Committee is directly responsible for the appointment, compensation and oversight (with a direct report relationship) of the work of the Company’s independent registered public accounting firm. The current members of the Audit Committee are: P. Harris Hines (Chairman), Frank B. Turner and C. Candler Hunt. The Board of Directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter was attached to the Company’s 2004 Proxy Statement as Appendix A.

The Board of Directors has determined that each member of the Audit Committee is independent in accordance with the recently amended Nasdaq Stock Market listing standards and applicable Securities and Exchange Commission (“SEC”) regulations. None of the members of the Audit Committee has participated in the preparation of the financial statements of the Company at any time during the past three years. The Board has also determined that Frank B. Turner meets the criteria specified under applicable SEC regulations for an “audit committee financial expert” and that all Committee members are financially sophisticated.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers, and beneficial owners of 10% or more of our common stock, must file reports with the Securities and Exchange Commission showing the number of shares of our common stock and derivative securities convertible into our common stock they beneficially own, as well as any changes in their beneficial ownership. Copies of these reports must be provided to us. Based on our review of these reports and the written representations of our directors and executive officers, we believe that all required reports were filed in 2005, and, other than disclosed in prior proxy statements, in preceding years, except the following: Messrs. Monroe, Brooks, Milligan and Crowe each filed a late Form 4 in January 2006 covering the surrender of shares of restricted stock to satisfy tax withholding obligations; Mr. Milligan filed a late Form 4 in August 2005 covering the exercise of stock options; and Mr. Hudson filed a late Form 4 in April 2005 covering the exercise of stock options.

Code of Ethics and Conduct

The Company’s Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all directors, officers and employees. The code complies with the requirements of NASD Rule 4350(n). The Company will provide a copy of its Code of Ethics and Conduct to any person without charge upon request. All requests should be addressed to Main Street Banks, Inc., 3500 Lenox Road, Atlanta, Georgia 30326, Attention: Investor Relations. Any amendment to the Code of Ethics and Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on the Company’s web site, which is www.mainstreetbank.com.

Item 11. Executive Compensation

Executive Compensation

The table below shows information concerning the compensation paid to the Chief Executive Officer and the Company’s four most highly compensated executive officers for services to the Company in all capacities for the years ended 2005, 2004 and 2003.

	Annual Compensation			Long-Term Compensation Awards		All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)(1)	Securities Underlying Options (#)
Samuel B. Hay III President and Chief Executive Officer	2005 2004 2003	300,000 263,000 255,000	63,000 105,805 160,820	153,907 163,048 125,715	10,714 9,740 9,810	9,155 8,076 7,528	(2) (2) (2)

Max S. Crowe Executive Vice President and Chief Banking Officer	2005 2004 2003	246,000 238,000 231,000	168,700 76,598 117,040	100,957 118,017 91,115	7,029 7,050 7,110	10,505 10,054 8,325	(3) (3) (3)

David W. Brooks II Executive Vice President and Chief Financial Officer	2005 2004 2003	138,402 — —	85,000 — —	769,228 — —	36,429 — —	3,324 — —	(4)

John T. Monroe Executive Vice President and Chief Credit Officer	2005 2004 2003	180,000 170,000 165,000	122,000 54,713 83,360	55,420 63,277 48,825	3,857 3,780 3,810	12,263 12,728 12,101	(5) (5) (5)

Richard A. Blair Executive Vice President – Administration and Operations	2005 2004 2003	138,246 122,933 18,600	82,250 15,000 58,800	179,219 — —	10,959 — 6,386	11,915 1,542 114	(6) (6) (6)

1	The number and value of the aggregate restricted stock holdings at the end of 2005 are as follows:

	Number of Shares	Aggregate Value
Mr. Hay	21,223	$577,902
Mr. Crowe	24,583	669,395
Mr. Brooks	30,214	822,727
Mr. Monroe	10,843	295,255
Mr. Blair	6,607	179,909

Mr. Hay was granted 5,357 shares of restricted stock on December 14, 2005. This stock will vest at 20% per year beginning on January 1, 2007 and on each anniversary thereafter.

Mr. Crowe was granted 3,514 shares of restricted stock on December 14, 2005. This stock will vest at 20% per year beginning on January 1, 2007 and on each anniversary thereafter.

Mr. Brooks was granted 27,000 shares of restricted stock on May 23, 2005. This stock will vest at 20% per year beginning January 1, 2006 and on each anniversary thereafter. Mr. Brooks was also granted 3,214 shares of restricted stock on December 14, 2005. This stock will vest at 20% per year beginning on January 1, 2007 and on each anniversary thereafter.

Mr. Monroe was granted 1,929 shares of restricted stock on December 14, 2005. This stock will vest at 20% per year beginning on January 1, 2007 and on each anniversary thereafter.

Mr. Blair was granted 5,000 shares of restricted stock on August 29, 2005. This stock will vest at 20% per year beginning January 1, 2007 and on each anniversary thereafter. Mr. Blair was also granted 1,607 shares of restricted stock on December 14, 2005. This stock will vest at 20% per year beginning on January 1, 2007 and on each anniversary thereafter.

Dividends are payable on the Company’s restricted stock described above.

2	Includes amounts contributed by the Company to Mr. Hay’s account in the Company’s 401(k) plan of $7,000 for 2005, $6,500 for 2004 and $6,000 for 2003; taxable amount on excess life insurance of $404 for 2005, $436 for 2004 and $420 for 2003; and personal use of Company automobile of $1,751 for 2005, $1,140 for 2004 and $1,108 for 2003.

3	Includes amounts contributed by the Company to Mr. Crowe’s account in the Company’s 401(k) plan of $7,000 for 2005, $6,500 for 2004 and $4,531 for 2003; taxable amount on excess life insurance of $966 for 2005, $1,003 for 2004 and $966 for 2003; and personal use of Company automobile of $2,539 for 2005, $2,551 for 2004 and $2,828 for 2003.

4	Includes taxable amount on excess life insurance of $339; and personal use of Company automobile of $2,985.

5	Includes amounts contributed by the Company to Mr. Monroe’s account in the Company’s 401(k) plan of $6,003 for 2005, $5,580 for 2004 and $2,887 for 2003; taxable amount on excess life insurance of $606 for 2005, $654 for 2004 and $420 for 2003; and personal use of Company automobile of $5,654 for 2005, $6,494 for 2004 and $8,793 for 2003.

6	Includes amounts contributed by the Company to Mr. Blair’s account in the Company’s 401(k) plan of $7,000 for 2005; taxable amount on excess life insurance of $1,515 for 2005, $1,542 for 2004 and $114 for 2003; and an automobile allowance of $3,400 for 2005.

Stock Options

The following table sets forth information in regard to stock options granted to the Chief Executive Officer and the Company’s most highly compensated executive officers in 2005. Each executive’s stock options vest in equal installments over five years beginning on the first anniversary of the grant date.

Option Grants in Last Fiscal Year

[Individual Grants]

Name	Number of Securities Underlying Options Granted (#)	Percent of Total options Granted to Employees In fiscal year	Exercise or Base price ($/Sh)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term
					5%($)	10%($)
Samuel B. Hay III	10,714	4.93%	$28.73	12/13/2015	193,582	490,575
Max S. Crowe	7,029	3.23%	$28.73	12/13/2015	127,001	321,854
David W. Brooks II	30,000	13.80%	$25.07	05/22/2015	472,991	1,198,654
	6,429	2.96%	$28.73	12/13/2015	116,160	294,372
John T. Monroe	3,857	1.77%	$28.73	12/13/2015	69,689	176,605
Richard A. Blair	2,745	1.26%	$29.18	03/08/2015	50,374	127,657
	5,000	2.30%	$26.61	08/28/2015	83,674	212,047
	3,214	1.48%	$28.73	12/13/2015	58,071	147,163

The following table sets forth information in regard to exercise of stock options and the fiscal year-end value of unexercised options for each of the named executives:

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Number of securities underlying unexercised options at FY-end (#) exercisable/ unexercisable	Value of unexercised in-the-money options at FY-end ($) exercisable/ unexercisable
Samuel B. Hay III	-0-	-0-	32,358/20,300	320,427/64,942
Max S. Crowe	-0-	-0-	27,654/32,535	163,418/112,738
David W. Brooks II	-0-	-0-	0/36,429	0/64,800
John T. Monroe	-0-	-0-	17,280/19,167	112,058/76,738
Richard A. Blair	-0-	-0-	2,924/14,412	6,518/11,399

Director Compensation

During 2005, the Company’s non-employee directors were paid a $1,200 monthly retainer fee plus $1,000 for each Board meeting attended (including meetings of the Board of Directors of Main Street Bank) and $250 for each committee meeting ($500 for the Chairperson) attended on days other than the day of a Board meeting. The Company’s directors were paid a total of $140,250 for such services in 2005.

Consulting and Employment Agreements with Directors and Executives

On May 22, 2003, the Company entered into a consulting agreement with T. Ken Driskell in connection with its acquisition of First Colony Bancshares, Inc. Mr. Driskell served as the President and Chief Executive Officer of First Colony and now serves as a director of the Company. The Company has also entered into employment agreements with Robert R. Fowler III, the Chairman of the Board’s Executive Committee, Edward C. Milligan, Chairman of the Board of Directors, and with each of the named executive officers listed in the summary compensation table above. Descriptions of these agreements follow below and in the following section entitled “Changes in Employment Agreements in Anticipation of the Company’s Acquisition by BB&T”.

T. Ken Driskell. The Company entered into a five-year consulting agreement with T. Ken Driskell on May 22, 2003. Mr. Driskell serves on the Company’s and Main Street Bank’s Board of Directors and provides consulting services in regard to their operations in the Alpharetta and Roswell, Georgia areas.

Pursuant to the consulting agreement, the Company pays Mr. Driskell a consulting fee equal to $8,333.33 per month and provides him with a car allowance of $750 per month. The Company also provides health insurance to Mr. Driskell and his family. If the Company terminates Mr. Driskell’s consulting agreement other than for cause or Mr. Driskell terminates for good reason, then:

the Company will pay to Mr. Driskell his consulting fee for the remainder of the term of the agreement as if his service had not been terminated; and

for the remainder of the term of the agreement, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company will continue benefits to Mr. Driskell or his family at least equal to those which would have been provided to them in accordance with the Company’s health insurance plan if Mr. Driskell’s services had not been terminated, provided, however, that if Mr. Driskell becomes re-employed with another employer and is eligible to receive medical and health insurance benefits under another employer provided plan, the medical benefits described herein will be secondary to those provided under such other plans during such applicable period of eligibility.

The consulting agreement also contains restrictions on the ability of Mr. Driskell to compete with the Company for a period equal to the greater of (i) five years from May 22, 2003 or (ii) two years from the termination of the consulting agreement. He is also restricted on the disclosure and use of the Company’s confidential information and trade secrets and in his ability to solicit the Company’s customers with whom he had material contact during the 12-month period immediately preceding the termination of his services under the agreement. In return for his agreement to abide by these restrictive covenants, the Company pays to Mr. Driskell a restrictive covenant fee equal to $16,666.67 per month for five years. This payment is in addition to the consulting fee described above.

Robert R. Fowler III. Mr. Fowler has an employment agreement with the Company dated May 24, 2000 by which he was initially employed as Chairman of the Board of Directors of the Company and Vice Chairman of the Board of Directors of Main Street Bank. In May 2002, Mr. Fowler resigned as Chairman and became the Chairman of the Board’s Executive Committee. He retained his position and duties as Vice Chairman of the Board of Directors of Main Street Bank in accordance with the employment agreement. As Chairman of the Executive Committee, Mr. Fowler is an active participant in strategic planning, business development and development and maintenance of corporate shareholder and community relations for the Company. He also advises the Board of Directors with respect to proposed mergers and acquisitions. The term of the agreement ends on June 30, 2008.

Mr. Fowler receives an annual base salary that was initially set at $200,000 and is subject to annual increases of at least three percent (3%) and such other increases as may be approved by the Board of Directors. Main Street Bank provides Mr. Fowler with a split dollar insurance agreement which provides for a $2,000,000 face amount of life insurance on his life. If Mr. Fowler is terminated for any reason other than for cause or if Mr. Fowler voluntarily terminates for good reason then the Company will continue to pay Mr. Fowler his base salary for the remainder of the term and will continue his welfare plans for such time period. If Mr. Fowler becomes re-employed with another employer then the medical and other welfare benefits provided by the Company will be secondary to those provided under the other employer’s plan.

The agreement provides for restrictions on Mr. Fowler’s ability to compete with the Company during the term of the agreement and for two years following his termination of service with the Company. He is also restricted in disclosing and using the Company’s confidential information and trade secrets. He is also restricted from soliciting the Company’s customers with whom he has had material contact during the 12 months immediately preceding the termination of his service. In consideration for Mr. Fowler entering into the restrictive covenants, the Company shall pay $200,000 per year throughout the term.

Edward C. Milligan. On September 8, 2004 the Company entered into an employment agreement with Mr. Milligan that superseded his earlier employment agreement. Under the new employment agreement, Mr. Milligan was employed as the Chairman of the Company and as Chairman of Main Street Bank effective January 1, 2005. His term of employment expires on December 31, 2009. Mr. Milligan’s initial annual base salary is $250,000 and is subject to annual increases of 3% and such other increases as may be approved by the Board of Directors. If Mr. Milligan is terminated at any time during the term by the Company for any reason other than for cause or if Mr. Milligan voluntarily terminates his employment with the Company for good reason then the Company will continue to pay to Mr. Milligan his base salary for the remainder of the term as if his service had not been terminated. The Company will also continue to provide benefits to Mr. Milligan and his family at least equal to those provided if his employment had not been terminated. The employment agreement also contains restrictions on the ability of Mr. Milligan to compete with the Company for a period of two years following the date of termination for any reason whatsoever. He is also restricted on the disclosure and use of the Company’s confidential information and trade secrets and in his ability to solicit the Company’s customers with whom he had material contact during the 12-month period immediately preceding his termination. In consideration for Mr. Milligan’s entering into the restrictive covenants, the Company shall pay $200,000 per year throughout the term.

Samuel B. Hay III. On September 8, 2004 the Company entered into an employment agreement with Mr. Hay that superseded his earlier employment agreement. Under the new employment agreement, Mr. Hay became the President and Chief Executive Officer of the Company effective January 1, 2005. His term of employment is for an initial period of three years with automatic one-year extensions beginning on January 1, 2008 and on each anniversary thereafter. Either party, by notice to the other, may cause the term of the employment to cease to extend automatically. Mr. Hay’s initial annual base salary is $300,000 and is subject to annual increases of 3% and such other increases as may be approved by the Board of Directors. If Mr. Hay is terminated at any time during the term by the Company for any reason other than for cause or if Mr. Hay voluntarily terminates his employment with the Company for good reason or if the Company ceases to automatically extend the employment period other than for cause, then the Company will pay to Mr. Hay an amount equal to the sum of: (i) his pro rated targeted annual bonus for the year of termination based on the number of days employed during such year and (ii) three times the sum of his annual base salary plus his targeted annual bonus for the year of termination. The Company will also continue to provide benefits to Mr. Hay and his family at least equal to those provided if his employment had not been terminated. If Mr. Hay is re-employed during such three-year period, the medical and other welfare benefits that the Company is obligated to provide under the employment agreement would be secondary to those provided by the new employer. The employment agreement also contains restrictions on the ability of Mr. Hay to compete with the Company for a period of two years following the date of termination for any reason whatsoever. He is also restricted on the disclosure and use of the Company’s confidential information and trade secrets and in his ability to solicit the Company’s customers with whom he had material contact during the 12-month period immediately preceding his termination.

Max S. Crowe. Effective April 11, 2002, the Company entered into an employment agreement by which Mr. Crowe is employed as the Executive Vice President and Chief Banking Officer of the Company and as President and Chief Operating Officer of the Bank. His term of employment is for an initial period of three years with automatic one-year extensions beginning on April 11, 2004 and on each anniversary thereafter. Either party, by notice to the other, may cause the term of the employment to cease to extend automatically. Mr. Crowe’s base salary is subject to annual increases of 3% and such other increases as may be approved by the Board of Directors. If Mr. Crowe is terminated at any time during the term by the Company for any reason other than for cause or if Mr. Crowe voluntarily terminates his employment with the Company for good reason or if the Company ceases to automatically extend the employment period other than for cause, then the Company will pay to Mr. Crowe an amount equal to the sum of: (i) his pro rated targeted annual bonus for the year of termination based on the number of days employed during such year and (ii) three times the sum of his annual base salary plus his targeted annual bonus for the year of termination. The Company will also continue to provide benefits to Mr. Crowe and his family at least equal to those provided if his employment had not been terminated. If Mr. Crowe is re-employed during such three-year period, the medical and other welfare benefits that the Company is obligated to provide under the employment agreement would be secondary to those provided by the new employer. The employment agreement also contains restrictions on the ability of Mr. Crowe to compete with the Company for a period of two years following the date of termination for any reason whatsoever. He is also restricted on the disclosure and use of the Company’s confidential information and trade secrets and in his ability to solicit the Company’s customers with whom he had material contact during the 12-month period immediately preceding termination.

David W. Brooks II. The Company has entered into an employment agreement with Mr. Brooks effective June 6, 2005. Under the employment agreement, Mr. Brooks serves as the executive vice president and chief financial officer of the Company. His term of employment is for an initial period of three years with automatic one-year extensions beginning on June 6, 2007, and on each anniversary thereafter. Either party, by notice to the other, may cause the term of the employment to cease to extend automatically. Mr. Brooks’ annual base salary is $225,000 subject to annual increases of three percent (3%) and such other increases as may be approved by the board of directors. If Mr. Brooks is terminated at any time during the term by the Company for any reason other than for cause or if Mr. Brooks voluntarily terminates his employment with the Company for good reason or if the Company ceases to automatically extend the employment period other than for cause, then the Company will pay to Mr. Brooks an amount equal to three times the sum of his annual base salary and target bonus for the year of termination. The Company will also continue to provide benefits to Mr. Brooks and his family at least equal to those provided if his employment had not been terminated. If Mr. Brooks is re-employed during such three-(3)-year period, the medical and other welfare benefits that the Company is obligated to provide under the employment agreement would be secondary to those provided by the new employer. The employment agreement also contains restrictions on the ability of Mr. Brooks to compete with the Company for a period of two years following the date of termination for any reason whatsoever. He is also restricted on the disclosure and use of the Company’s confidential information and trade secrets and in his ability to solicit the Company’s customers with whom he had material contact during the 12-month period preceding his termination. Mr. Brooks was paid an initial bonus of $33,000 and he was paid a bonus of $85,000 in December 2005. Mr. Brooks was granted 27,000 shares of restricted stock and options to purchase 30,000 shares of the Company’s common stock.

John T. Monroe. Effective May 15, 2002, Main Street Bank entered into an employment agreement by which Mr. Monroe is employed as Executive Vice President and Chief Credit Officer of the Bank. His term of employment is for an initial period of two years with automatic one-year extensions beginning on May 15, 2003 and on each anniversary thereafter. Either party, by notice to the other, may cause the term of the employment to cease to extend automatically. Mr. Monroe’s base salary is subject to annual increases of 3% and such other increases as may be approved by the Board of Directors. If Mr. Monroe is terminated at any time during the term by the Bank for any reason other than for cause or if Mr. Monroe voluntarily terminates his employment with the Bank for good reason or if the Bank ceases to automatically extend the employment period other than for cause, then the Bank will pay to Mr. Monroe an amount equal to the sum of: (i) his pro rated targeted annual bonus for the year of termination based on the number of days employed during such year and (ii) two times the sum of his annual base salary plus his targeted annual bonus for the year of termination. The Bank will also continue to provide benefits to Mr. Monroe and his family at least equal to those provided if his employment had not been terminated. If Mr. Monroe is re-employed during such one-year period, the medical and other welfare benefits that the Bank is obligated to provide under the employment agreement would be secondary to those provided by the new employer. The employment agreement also contains restrictions on the ability of Mr. Monroe to compete with the Bank for a period of two years following the date of termination for any reason whatsoever. He is also restricted on the disclosure and use of the Bank’s confidential information and trade secrets and in his ability to solicit the Bank’s customers with whom he had material contact during the 12-month period immediately preceding termination.

Richard A. Blair. The employment contract with Mr. Blair was entered into on October 4, 2005 to be effective September 15, 2005. Under the employment agreement, Mr. Blair serves as Executive Vice President – Administration and Operations of the Company and its banking subsidiary Main Street Bank. His term of employment is for an initial period of two years with automatic one-year extensions beginning on September 15, 2007, and on each anniversary thereafter. Either party, by notice to the other, may cause the term of the employment to cease to extend automatically. Mr. Blair’s annual base salary was initially $150,000 subject to annual increases of three percent (3%) and such other increases as may be approved by the board of directors. If Mr. Blair is terminated at any time during the term by the Company for any reason other than for cause or if Mr. Blair voluntarily terminates his employment with the Company for good reason or if the Company ceases to automatically extend the employment period other than for cause, then the Company will pay to Mr. Blair an amount equal to two times the sum of his annual base salary and target bonus for the year of termination. For a period of two years the Company will also continue to provide benefits to Mr. Blair and his family at least equal to those provided if his employment had not been terminated. If Mr. Blair is re-employed during such two-(2)-year period, the medical and other welfare benefits that the Company is obligated to provide under the employment agreement would be secondary to those provided by the new employer. The employment agreement also contains restrictions on the ability of Mr. Blair to compete with the Company for a period of two years following the date of termination for any reason whatsoever. He is also restricted on the disclosure and use of the Company’s confidential information and trade secrets and in his ability to solicit the Company’s customers with whom he had material contact during the 12-month period preceding his termination.

The employment agreements for Messrs. Hay, Crowe, Brooks, Monroe and Blair provide that additional payments will be made to such persons to reimburse them for any excise taxes that may be owed in the event that payments under such agreements exceed the limitations of Section 280G of the Internal Revenue Code.

Changes in Employment Agreements in Anticipation of the Company’s Acquisition by BB&T

As previously announced, the Company’s Board of Directors has approved a merger combining the Company and BB&T Corporation. In anticipation of the pending merger certain modifications to the contracts described above have been made or are expected to be made. Descriptions of these modifications follow.

Existing Employment Agreements with the Company

Messrs. Hay, Milligan and Fowler’s existing employment agreement with the Company will be terminated upon completion of the merger. The termination of each employment agreement will obligate the Company to make certain payments to each executive and will cause each executive’s outstanding stock options and other incentive awards to immediately vest and any restrictions on awards of restricted stock to lapse. Messrs. Hay, Milligan and Fowler have agreed to amend their existing employment agreements with the Company prior to the closing of the merger to reduce the amounts of these payments by an aggregate amount of $1 million. Upon completion of the merger, under the terms of their respective employment agreements, as amended, each of Messrs. Hay, Milligan and Fowler will receive a lump-sum payment in the amounts of $1,480,187, $1,745,409 and $150,881, respectively.

Upon completion of the merger, David W. Brooks, Executive Vice President and Chief Financial Officer, will have the right to terminate his existing employment agreement with the Company for “good reason” which generally is defined in his employment agreements to mean an adverse change in position or responsibility, a reduction in base salary, elimination of any material employee benefits, relocation outside of the Atlanta, Georgia metropolitan area or material breach of the employment agreement by the Company. If Mr. Brooks terminates his employment agreement for “good reason,” the Company expects that he will receive a termination payment of $1,147,163.

Claims Agreements with the Company

The Company entered into Claims Agreements that modify its existing employment agreements with Max S. Crowe, Executive Vice President and Chief Banking Officer, John T. Monroe, Executive Vice President and Chief Credit Officer, and Richard A. Blair, Executive Vice President, Administration and Operations. The Claims Agreements clarify and reduce the consideration payable to each officer in the event of a change of control under their existing employment agreements, and provide waivers and releases of claims to additional or different consideration from that provided in the Claims Agreements. The Claims Agreements also provide for the acceleration of certain benefits to such officers in connection with each officer’s agreement to (i) continue his service with the Company through the closing of the merger; and (ii) general releases of claims against the Company and BB&T. Under the Claims Agreements, upon completion of the merger, Messrs. Crowe, Monroe and Blair are entitled to lump sum payments of $1,257,702, $623,630 and $502,192, respectively.

Compensation Committee Interlocks and Insider Participation

The primary functions of the Compensation Committee are to evaluate and administer the compensation of the Company’s Chief Executive Officer and other executive officers and to review the general compensation programs of the Company. The current members of the Compensation Committee are: C. Candler Hunt (Chairman), P. Harris Hines and Harry L. Hudson, Jr.. No member of the Committee is an employee of the Company or any subsidiary of the Company or was formerly an officer of the Company or one of its subsidiaries.

Compensation Committee Report

The Compensation Committee is responsible for evaluating the remuneration of executives of the Company to provide competitive levels of compensation which take into account the annual and long-term performance goals, whether there has been above average corporate performance, the levels of an individual’s initiative, responsibility and achievements, and the need of the Company to attract and retain well trained and highly motivated executives. The Committee fixes the compensation of the CEO and the other executive officers. All decisions by the Committee relating to the compensation of the CEO and the other executive officers are reviewed by the full Board of Directors.

Executive officers’ overall compensation is intended to be consistent with the compensation paid to executives of financial institutions and of other companies similar in size, complexity, and character to the Company, provided that the performance of the Company and the executive officer warrants the compensation being paid.

Mr. Hay’s annual base compensation was increased to $300,000 effective January 2005. In December 2005, Mr. Hay received incentive compensation of $63,000 for his performance in 2005. In determining Mr. Hay’s compensation for 2005, the Committee considered the Company’s performance in regard to the following factors: earnings per share growth; growth of loans and checking account balances; credit quality; service quality; and safety and soundness.

Compensation paid to the named executive officers of the Company in 2005, as reflected in the preceding compensation tables, consisted of the following elements: base salary, bonus, matching contributions paid with respect to the 401(k) Plan, restricted stock grants, incentive and non-qualified stock options and certain perquisites. In addition, the Company has adopted certain broad-based employee benefit plans in which executives, and other officers together with employees, have the option to participate. Benefits under these plans are not directly or indirectly tied to the Company’s performance, except that contributions by the Company to the 401(k) Plan are voluntary, at the election of the Board of Directors. Bonuses were granted to each named executive officer based upon certain performance criteria for their services in 2005.

Compensation Committee

C. Candler Hunt, Chairman

P. Harris Hines

Harry L. Hudson, Jr.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative shareholder return on the Company’s Common Stock with the cumulative total return on the Nasdaq Stock Market (U.S. Companies) index and the SNL $1B - $5B Bank index.

The graph assumes $100 invested on December 31, 2000, in the Common Stock of the Company and in each of the two indexes. The comparison also assumes that all dividends are reinvested.

	Period Ending
Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Main Street Banks, Inc.	100.00	134.90	161.46	227.74	305.85	243.81
NASDAQ Composite	100.00	79.18	54.44	82.09	89.59	91.54
SNL $1B-$5B Bank Index	100.00	121.50	140.26	190.73	235.40	231.38

Item 12. Security Ownership of Certain Beneficial Owners

and Management and Related Stockholder Matters

Equity Compensation Plan Information Table

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	931,755	$18.04	500,937
Equity compensation plans not approved by security holders	—	—	—
Total	931,755	$18.04	500,937

Security Ownership

The following tables set forth certain information regarding the Company’s Common Stock owned, as of March 1, 2006 by: each person who beneficially owns more than 5% of the outstanding shares of the Company’s stock;

each director of the Company;

each executive officer of the Company who is named in the cash compensation table above; and

all the Company directors and executive officers as a group.

Except as otherwise indicated, the persons named in the tables below have sole voting and investment powers with respect to all shares shown as beneficially owned by them. The information shown below is based upon information furnished by the named persons and based upon “beneficial ownership” concepts set forth in rules issued under the Securities Exchange Act of 1934. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. Under applicable SEC rules, the number of outstanding shares of Common Stock used in the computation of the “Percent of Class” includes currently exercisable stock options owned by the shareholder.

Management of the Company is aware of only two persons or entities which beneficially own 5% or more of the Company’s Common Stock as described in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Robert R. Fowler III* P.O. Box 1098 Covington, GA 30015	3,897,416	18.08%

Fowler Children’s Trust* c/o Mr. Robert R. Fowler III P.O. Box 1098 Covington, GA 30015	1,941,793	9.01%

Mr. Fowler’s stock ownership includes the following:

Number of Shares	Manner Held

1,941,793 51,240 647,208 565,600

Held by the Fowler Children’s Trust

Held by the Estate of Louly T. Fowler

Held by three Fowler Family Grandchildren’s Trusts

Held by three Fowler Family Generation Skipping Tax Exempt

Grandchildren’s Trusts

409,575	Held by Hunter Fowler, L.P., a family limited partnership formed by Mr. Fowler and his daughter

*	The shares beneficially owned by the Fowler Children’s Trust are also included in shares beneficially owned by Mr. Fowler.

Mr. Fowler is the executor of the Estate of Louly T. Fowler, Trustee of the Children’s Trust, sole trustee for all three Grandchildren’s Trusts as well as one of the Generation Skipping Tax Exempt Trusts and Co-Trustee of the other two Generation Skipping Tax Exempt Trusts described above.

The following table sets forth the beneficial stock ownership of each director and named executive officer and for all directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Richard A. Blair	9,710	0.05%
David W. Brooks II	35,466	0.16%
John R. Burgess, Sr.	115,974	0.54%
Max S. Crowe	47,032	0.22%
T. Ken Driskell	327,170	1.52%
Robert R. Fowler III	3,897,416	18.08%
Samuel B. Hay III	363,377	1.69%
P. Harris Hines	20,212	0.09%
Harry L. Hudson, Jr.	64,403	0.30%
C. Candler Hunt	168,994	0.78%
Edward C. Milligan	281,345	1.30%
John T. Monroe	38,247	0.18%
Frank B. Turner	197,774	0.92%
All directors and executive officers as a group (13 persons)	5,567,120	25.63%

Mr. Blair’s ownership includes 3,103 shares of stock obtainable upon the exercise of options and 6,607 shares of restricted stock issued to Mr. Blair pursuant to the Company’s restricted stock award program.

Mr. Brooks’ ownership includes 24,814 shares of restricted stock issued to Mr. Brooks pursuant to the Company’s restricted stock award program.

Mr. Burgess’ ownership includes 35,133 shares of stock held by his spouse.

Mr. Crowe’s ownership consists of 16,254 shares obtainable upon the exercise of options and 22,267 shares of restricted stock issued under the Company’s restricted stock award plan.

Mr. Driskell’s ownership includes 52,278 shares of stock held for his benefit under an Individual Retirement Account and 1,322 shares of stock held for the benefit of his spouse under an Individual Retirement Account. Mr. Driskell disclaims beneficial ownership of the 1,322 shares of stock held for the benefit of his spouse under an Individual Retirement Account.

Mr. Fowler’s ownership is described under the preceding table.

Mr. Hay’s stock ownership includes 32,359 obtainable upon the exercise of options and 16,332 shares of restricted stock issued to Mr. Hay pursuant to the Company’s restricted stock award plan. It also includes 28,506 shares held by Hay/Fowler LLLP, of which Mr. Hay serves as a general partner.

Mr. Hunt’s ownership includes 15,973 shares of stock obtainable upon the exercise of options.

Mr. Milligan’s stock ownership includes 111,712 shares of stock obtainable upon the exercise of the options, 845 shares held by his minor child, 1,331 held in a deferred compensation plan, 2,990 held in his 401(k) plan and 13,858 shares of restricted stock issued under the Company’s restricted stock award plan.

Mr. Monroe’s ownership consists of 21,280 shares of Company stock obtainable upon the exercise of options and 9,584 shares of restricted stock issued under the Company’s restricted stock award plan.

Mr. Turner’s ownership includes 15,973 shares of stock obtainable upon the exercise of options and 2,400 shares of stock owned by Mr. Turner’s spouse. Mr. Turner disclaims beneficial ownership of the 2,400 shares of stock held by his spouse.

The stock ownership of the Company’s directors and executive officers, as a group (13 persons), includes 216,654 shares of Company stock obtainable upon the exercise of options.

Item 13. Certain Relationships and Related Transactions

The Company’s directors and certain business organizations and individuals associated with them are customers of and have banking transactions with the Company’s subsidiary bank in the ordinary course of business. Such transactions include loans, commitments, lines of credit and letters of credit. All of those transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not and do not involve more than normal risk of collectability or present any other unfavorable features. Additional transactions with these persons and businesses are anticipated in the future.

Robert R. Fowler III, Chairman of the Executive Committee of the Board, or entities he controls have entered into the following lease agreements with Main Street Bank:

Service Center: 2118 Usher Street, Covington, Georgia. Landlord is Robert R. Fowler III. Current monthly rent is $14,102.

Main Office Branch: 1134 Clark Street, Covington, Georgia. Landlord is Hunter/Fowler, LP. Current monthly rent is $10,220.53.

Accounting and Risk Management Office: 1122 Pace Street, Covington, Georgia. Landlord is Hunter/Fowler, LP. Current monthly rent is $6,138.71.

Additional Part of Accounting Office: 1114 Pace Street, Covington, Georgia. Landlord is Hunter/Fowler, LP and Robin H. Fowler. Current monthly rent is $2,220.00.

Covington Executive Offices: 1121 Floyd Street, Covington, Georgia. Landlord is Hunter/Fowler, LP and Robin H. Fowler. Current monthly rent is $3,874.71.

Credit Cottage: 1132 Floyd Street, Covington, Georgia. Landlord is Hunter/Fowler, LP and Robin H. Fowler. Current monthly rent is $2,652.25.

Free Standing ATM in Oxford, Georgia: Landlord is Robert R. Fowler III, Fowler Children’s Trust and T.H. Avery. Current monthly rent is $400.00.

Administrative Office - Annex to Covington Executive Offices: 2141 Emory Street, Covington, Georgia. Landlord is Robert R. Fowler III. Current monthly rent is $1,750.00.

The Company has entered into various construction contracts with Sunbelt Builders Inc., which is owned in part by Samuel B. Hay III’s sister and brother-in-law. Mr. Hay serves as a director of the Company and as its President and Chief Executive Officer. The contracts, which are in addition to other contracts with Sunbelt disclosed in previous reports, covered the construction of two new branch offices located in Rockdale County and Cobb County, Georgia. The construction covered by these contracts was completed during 2005. In 2005 the Company paid approximately $438,000 pursuant to these contracts.

The Company believes that the terms of the transactions described above are at least as favorable to it as terms available from unrelated third parties.

Item 14. Principal Accountant Fees and Services

Audit Fees

The Company’s independent public accountant, Ernst & Young LLP, billed the Company $440,728 for 2005 and $589,985 for 2004 for professional services relating to the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, and other services that are normally provided by the accountant in connection with statutory and regulatory filings. The Audit Committee of the Board of Directors of the Company has considered whether the providing of the services covered under the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” is compatible with maintaining the independence of Ernst & Young LLP.

Audit-Related Fees

Ernst & Young LLP billed the Company $20,000 for 2005 and $19,000 for 2004 for professional services relating to the Company’s pension plan and $0 for 2005 and $14,600 for 2004 for professional services relating to internal control reviews, agreed upon procedures and other audit-related services.

Tax Fees

Ernst & Young LLP billed the Company $0 for 2005 and $44,600 for 2004 for professional services relating to tax compliance, tax advice and tax planning.

All Other Fees

Ernst & Young LLP did not bill the Company for any professional services during 2005 or 2004 except those described above.

Preapproval by Audit Committee

Under the Audit Committee’s charter, the Audit Committee is required to give advanced approval of any non-audit services to be performed by the Company’s independent public accountants, provided that such services are not otherwise prohibited by law. Therefore 100% of the services described under the headings “Audit-Related Fees”, “Tax Fees” and “All Other Fees” were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following financial statements are filed as part of this report under Item 8:

The following are filed with or incorporated by reference into this report

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 14, 2005, by and between BB&T Corporation and Main Street Banks Inc. (incorporated by reference to exhibit 2.1 to Main Street Bank, Inc.’s Form 8-K filed on December 14, 2005.

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 8, 2004)

3.2	Amended and restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on December 8, 2004)

10.1	Registrant’s 1994 Substitute Incentive Stock Option Plan for The Westside Bank & Trust Company’s Incentive Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-97300) (incorporated by reference)*

10.2	Form of Registrant’s 1994 Incentive Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-97300) (incorporated by reference)*

10.3	Registrant’s 1995 Directors Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-81053) (incorporated by reference)*

10.4	Form of Registrant’s 1995 Directors Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-81053) (incorporated by reference)*

10.5	Registrant’s 1996 Substitute Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-15069) (incorporated by reference)*

10.6	Form of Registrant’s 1996 Substitute Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-15069) (incorporated by reference)*

10.7	Registrant’s 1997 Directors Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-56473) (incorporated by reference)*

10.8	Form of Registrant’s 1997 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-56473) (incorporated by reference)*

10.9	Registrant’s 1997 Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-74555) (incorporated by reference)*

10.10	Form of Registrant’s 1997 Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-74555) (incorporated by reference)*

10.11	Registrant’s 1999 Directors Stock Option Plan included as Appendix B to the Joint Proxy Statement/Prospectus set forth in Part I of the Registration Statement (incorporated by reference)*

10.12	Form of Registrant’s 1999 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-88645) (incorporated by reference)*

10.13	Registrant’s 2000 Directors Stock Option Plan files as Exhibit 4.1 to Form S-8 (File No. 333-49436) (incorporated by reference)*

10.14	Form of Registrant’s 2000 Director’s Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-49436) (incorporated by reference)*

10.15	Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-65188) (incorporated by reference)*

10.16	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Incentive Plan Option Agreement filed as Exhibit 4.2 to File S-8 (File No. 333-65188) (incorporated by reference)*

10.17	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Restricted Stock Grant Agreement filed as Exhibit 4.3 to Form S-8 (File No. 333-65188)*

10.18	Employment Agreement dated May 24, 2000 between the Registrant and Robert R. Fowler, III (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-50762 on Form S-4)*

10.19	Employment Agreement dated April 11, 2002 between the Registrant and Max S. Crowe (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-Q filed with the Commission on August 13, 2002)*

10.20	Employment Agreement dated May 15, 2002 between the Registrant and John T. Monroe (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2002)*

10.21	Employment agreement dated September 8, 2004 between the Registrant and Sam B. Hay III (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 15, 2004)*

10.22	Employment agreement dated September 8, 2004 between the Registrant and Edward C. Milligan (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 15, 2004)*

10.23	Employment agreement among Main Street Banks, Inc., Main Street Bank and David W. Brooks II effective June 6, 2005 (incorporated reference to exhibit 10.1 to Main Street Banks, Inc.’s Form 10-Q filed November 7, 2005)*

10.24	Employment agreement among Main Street Banks, Inc., Main Street Bank and Gary S. Austin effective September 15, 2005 (incorporated reference to exhibit 10.2 to Main Street Banks, Inc.’s Form 10-Q filed November 7, 2005)*

10.25	Employment agreement among Main Street Banks, Inc., Main Street Bank and Richard A. Blair effective September 15, 2005 (incorporated reference to exhibit 10.3 to Main Street Banks, Inc.’s Form 10-Q filed November 7, 2005)*

10.26	Claims agreement by and between Main Street Banks, Inc. and Max S. Crowe (incorporated by reference to exhibit 10.1 to Main Street Banks, Inc.’s Form 8-K filed on December 30, 2005)*

10.27	Claims agreement by and between Main Street Banks, Inc. and John T. Monroe (incorporated by reference to exhibit 10.2 to Main Streets Banks, Inc.’s Form 8-K filed on December 30, 2005)*

10.28	Claims agreement by and between Main Street Banks, Inc. and Richard A. Blair (incorporated by reference to exhibit 10.3 to Main Streets Banks, Inc.’s Form 8-K filed on December 30, 2005)*

21	Subsidiaries of the Registrant **

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7241).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7241).

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Filed with the Registrant’s Form 10-K filed with the Commission on March 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

(Registrant)

By:	/s/ SAMUEL B. HAY, III	Date: March 14, 2006
Samuel B. Hay, III, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID BROOKS	Date: March 14, 2006
David Brooks
(Chief Financial Officer)

By:	/s/ W.P. O’HALLORAN	Date: March 14, 2006
W.P. O’Halloran
(Principal Accounting Officer and Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ EDWARD C. MILLIGAN	Date: March 14, 2006
Edward C. Milligan, Chairman

By:	/s/ ROBERT R. FOWLER, III	Date: March 14, 2006
Robert R. Fowler, III, Director

By:	/s/ P. HARRIS HINES	Date: March 14, 2006
P. Harris Hines, Director

By:	/s/ HARRY L. HUDSON	Date: March 14, 2006
Harry L. Hudson, Director

By:	/s/ C. CANDLER HUNT	Date: March 14, 2006
C. Candler Hunt, Director

By:	/s/ FRANK B. TURNER	Date: March 14, 2006
Frank B. Turner, Director

By:	/s/ KEN T. DRISKELL	Date: March 14, 2006
Ken T. Driskell, Director

By:	/s/ JOHN R. BURGESS, SR.	Date: March 14, 2006
John R. Burgess, Sr., Director