Form 10-K/A
period 2005-12-31
MAIN STREET BANKS INC /NEW/
filed 2006-04-12
CIK 922244

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

Explanatory Note

We are filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the year ending December 31, 2005, filed on March 16, 2006 (the “Original Form 10-K”). The sole purpose of this Amendment No. 1 is to correct the book value per share for the years ended December 31, 2003, December 31, 2004, and December 31, 2005, to correct the common shares outstanding for the year ended December 31, 2004 and to correct the price to book value ratio for the years ended December 31, 2002 and December 31, 2003 all of which are included in the table in Part II, Item 6. Selected Financial Data of the Original Form 10-K. No other corrections, changes or amendments have been made to the Original Form 10-K. This Amendment No. 1 speaks only as of the date of the Original Form 10-K.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the last five years. The acquisitions of Banks Moneyhan Hayes Insurance Agency, Inc. on January 2, 2004, First Colony Bancshares, Inc. on May 22, 2003 and First National Bank of Johns Creek on December 11, 2002 have significantly affected the comparability of selected financial data. Specifically, since these acquisitions were accounted for using the purchase method of accounting, the assets of the acquired institutions were recorded at their fair values and the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for these businesses have been included in the Company’s results since the date these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these businesses have significantly impacted the information below. Discussion of these acquisitions can be found in the Business Combinations section of Part 1, Item 1 and in Note B – Acquisitions in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars and shares in Thousands except per share data)
EARNINGS
Interest income	$144,112	$117,677	$98,835	$79,189	$84,752
Interest expense	52,979	35,268	27,465	24,891	35,222
Net interest income	91,133	82,409	71,370	54,298	49,530
Non-interest income	28,166	30,623	24,344	19,078	14,112
Non-interest expense	67,885	62,618	52,943	39,873	39,342
Net income	29,395	30,950	26,699	20,471	14,347

SELECTED AVERAGE BALANCES
Assets	$2,376,411	$2,133,741	$1,704,212	$1,194,583	$1,063,215
Earning assets	2,118,520	1,879,990	1,525,504	1,101,286	990,358
Loans	1,762,050	1,578,622	1,259,640	857,184	775,236
Total deposits	1,721,900	1,571,723	1,313,888	966,238	896,804
Shareholders’ equity	287,266	218,680	168,496	111,579	99,951
Common shares outstanding - diluted	21,702	20,077	18,556	16,186	16,111

YEAR-END BALANCES
Assets	$2,350,518	$2,326,442	$1,971,765	$1,381,990	$1,110,168
Earning assets	2,083,992	2,090,748	1,759,669	1,259,942	1,016,163
Loans	1,802,512	1,699,035	1,443,326	982,486	811,446
Total deposits	1,731,483	1,710,210	1,458,403	1,128,928	908,181
Long-term obligations *	239,582	252,617	260,605	55,155	75,121
Shareholders’ equity	295,249	278,963	202,704	131,657	105,121
Common shares outstanding	21,502	21,230	18,981	16,242	15,699

PER COMMON SHARE
Earnings per share - basic	$1.37	$1.59	$1.49	$1.30	$0.92
Earnings per share - diluted	1.35	1.54	1.44	1.26	0.89
Book value	13.73	13.14	10.68	8.11	6.70
Cash dividend paid	0.61	0.54	0.48	0.42	0.36

FINANCIAL RATIOS
Return on average assets	1.24%	1.45%	1.57%	1.71%	1.35%
Return on average equity	10.23%	14.15%	15.85%	18.35%	14.35%
Average equity to average assets	12.09%	10.25%	9.89%	9.34%	9.40%
Dividend payout ratio	45.19%	35.06%	33.33%	33.33%	40.45%
Price to earnings	20.17	16.96	18.43	15.18	18.40
Price to book value	1.98	2.66	2.48	2.37	2.45

NON-FINANCIAL
Employees	549	518	541	459	392
Banking offices	24	23	25	23	21
ATMs	28	27	28	26	23

*	Long-term obligations include Federal Home Loan Bank advances, and Subordinated Debt. Discussions of Borrowings can be found in Note I – Borrowings section of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following financial statements are filed as part of this report under Item 8:

The following are filed with or incorporated by reference into this report

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 14, 2005, by and between BB&T Corporation and Main Street Banks Inc. (incorporated by reference to exhibit 2.1 to Main Street Bank, Inc.’s Form 8-K filed on December 14, 2005.

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 8, 2004)

3.2	Amended and restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on December 8, 2004)

10.1	Registrant’s 1994 Substitute Incentive Stock Option Plan for The Westside Bank & Trust Company’s Incentive Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-97300) (incorporated by reference)*

10.2	Form of Registrant’s 1994 Incentive Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-97300) (incorporated by reference)*

10.3	Registrant’s 1995 Directors Stock Option Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-81053) (incorporated by reference)*

10.4	Form of Registrant’s 1995 Directors Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-81053) (incorporated by reference)*

10.5	Registrant’s 1996 Substitute Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-15069) (incorporated by reference)*

10.6	Form of Registrant’s 1996 Substitute Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-15069) (incorporated by reference)*

10.7	Registrant’s 1997 Directors Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-56473) (incorporated by reference)*

10.8	Form of Registrant’s 1997 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-56473) (incorporated by reference)*

10.9	Registrant’s 1997 Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-74555) (incorporated by reference)*

10.10	Form of Registrant’s 1997 Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-74555) (incorporated by reference)*

10.11	Registrant’s 1999 Directors Stock Option Plan included as Appendix B to the Joint Proxy Statement/Prospectus set forth in Part I of the Registration Statement (incorporated by reference)*

10.12	Form of Registrant’s 1999 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-88645) (incorporated by reference)*

10.13	Registrant’s 2000 Directors Stock Option Plan files as Exhibit 4.1 to Form S-8 (File No. 333-49436) (incorporated by reference)*

10.14	Form of Registrant’s 2000 Director’s Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-49436) (incorporated by reference)*

10.15	Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-65188) (incorporated by reference)*

10.16	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Incentive Plan Option Agreement filed as Exhibit 4.2 to File S-8 (File No. 333-65188) (incorporated by reference)*

10.17	Form of Registrant’s Omnibus Stock Ownership and Long Term Incentive Plan Restricted Stock Grant Agreement filed as Exhibit 4.3 to Form S-8 (File No. 333-65188) (incorporated by reference)*

10.18	Employment Agreement dated May 24, 2000 between the Registrant and Robert R. Fowler, III (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-50762 on Form S-4)*

10.19	Employment Agreement dated April 11, 2002 between the Registrant and Max S. Crowe (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-Q filed with the Commission on August 13, 2002)*

10.20	Employment Agreement dated May 15, 2002 between the Registrant and John T. Monroe (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2002)*

10.21	Employment agreement dated September 8, 2004 between the Registrant and Sam B. Hay III (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 15, 2004)*

10.22	Employment agreement dated September 8, 2004 between the Registrant and Edward C. Milligan (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 15, 2004)*

10.23	Employment agreement among Main Street Banks, Inc., Main Street Bank and David W. Brooks II effective June 6, 2005 (incorporated reference to exhibit 10.1 to Main Street Banks, Inc.’s Form 10-Q filed November 7, 2005)*

10.24	Employment agreement among Main Street Banks, Inc., Main Street Bank and Gary S. Austin effective September 15, 2005 (incorporated reference to exhibit 10.2 to Main Street Banks, Inc.’s Form 10-Q filed November 7, 2005)*

10.25	Employment agreement among Main Street Banks, Inc., Main Street Bank and Richard A. Blair effective September 15, 2005 (incorporated reference to exhibit 10.3 to Main Street Banks, Inc.’s Form 10-Q filed November 7, 2005)*

10.26	Claims agreement by and between Main Street Banks, Inc. and Max S. Crowe (incorporated by reference to exhibit 10.1 to Main Street Banks, Inc.’s Form 8-K filed on December 30, 2005)*

10.27	Claims agreement by and between Main Street Banks, Inc. and John T. Monroe (incorporated by reference to exhibit 10.2 to Main Streets Banks, Inc.’s Form 8-K filed on December 30, 2005)*

10.28	Claims agreement by and between Main Street Banks, Inc. and Richard A. Blair (incorporated by reference to exhibit 10.3 to Main Streets Banks, Inc.’s Form 8-K filed on December 30, 2005)*

21	Subsidiaries of the Registrant **

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7241) (Previously filed as an exhibit to Main Street Banks, Inc.’s Form 10-K filed on March 16, 2006).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7241) (Previously filed as an exhibit to Main Street Banks, Inc.’s Form 10-K filed on March 16, 2006).

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (Previously filed as an exhibit to Main Street Banks, Inc.’s Form 10-K filed on March 16, 2006).

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (Previously filed as an exhibit to Main Street Banks, Inc.’s Form 10-K filed on March 16, 2006).

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Filed with the Registrant’s Form 10-K filed with the Commission on March 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

(Registrant)

By:	/s/ SAMUEL B. HAY, III	Date: April 11, 2006
Samuel B. Hay, III, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID BROOKS	Date: April 11, 2006
David Brooks
(Chief Financial Officer)

By:	/s/ W.P. O’HALLORAN	Date: April 11, 2006
W.P. O’Halloran
(Principal Accounting Officer and Controller)