Form 10-Q
period 2006-03-31
MAIN STREET BANKS INC /NEW/
filed 2006-05-10
CIK 922244

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended March 31, 2006

Commission file number 000-25128

MAIN STREET BANKS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2104977
(State of Incorporation)	(I.R.S. Employer Identification No.)

3500 Lenox Road, Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

770-786-3441

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of April 30, 2006, registrant had outstanding 21,566,179 shares of common stock.

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

MAIN STREET BANKS, INC.

FORM 10-Q

March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Main Street Banks, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	(Unaudited) March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$47,642	$45,579
Interest-bearing deposits in banks	583	470
Federal funds sold and securities purchased under agreements to resell	4,431	12,401
Investment securities available for sale (cost of $227,385 and $233,059 at March 31, 2006 and December 31, 2005 respectively)	221,569	228,683
Investment securities held to maturity (fair value of $7,919 and $7,954 at March 31, 2006 and December 31, 2005 respectively)	8,080	8,190
Other investments	21,213	23,664
Mortgage loans held for sale	4,184	8,072
Loans, net of unearned income	1,801,314	1,802,512
Allowance for loan losses	(25,256)	(25,239)

Loans, net	1,776,058	1,777,273
Premises and equipment, net	51,589	52,392
Other real estate	6,106	4,302
Accrued interest receivable	10,786	10,760
Goodwill and other intangible assets	102,012	101,980
Bank owned life insurance	60,899	60,284
Other assets	16,877	16,468

Total assets	$2,332,029	$2,350,518

Liabilities
Deposits:
Noninterest-bearing demand	$254,358	$251,967
Interest-bearing demand and money market	608,703	606,737
Savings	43,885	43,702
Time deposits of $100,000 or more	429,032	389,117
Other time deposits	393,552	439,960

Total deposits	1,729,530	1,731,483
Accrued interest payable	6,661	6,082
Federal Home Loan Bank advances	162,901	188,035
Federal funds purchased and securities sold under repurchase agreements	71,752	70,883
Subordinated debentures	51,547	51,547
Other liabilities	9,149	7,239

Total liabilities	2,031,540	2,055,269

Shareholders’ Equity
Common stock-no par value per share	165,447	164,094
Treasury stock, at cost	(8,789)	(8,789)
Retained earnings	148,512	144,053
Accumulated other comprehensive loss, net of tax	(4,681)	(4,109)

Total shareholders’ equity	300,489	295,249

Total liabilities and shareholders’ equity	$2,332,029	$2,350,518

Common shares issued and outstanding	21,562,341	21,502,227
Common shares authorized	50,000,000	50,000,000
Treasury shares of common stock	564,082	564,082

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Income (unaudited)

(dollars and shares in thousands except per share data)

	Three months ended March 31,
	2006	2005
Interest income:
Loans, including fees	$35,093	$29,591
Investment securities:
Taxable	2,114	2,761
Non-taxable	287	340
Federal funds sold and other short-term investments	124	66
Interest-bearing deposits in banks	29	12
Other investments	265	225

Total interest income	37,912	32,995
Interest expense:
Interest-bearing demand and money market	4,726	3,501
Savings	73	62
Time deposits of $100,000 or more	4,101	2,473
Other time deposits	3,900	2,763
Federal funds purchased	747	434
Federal Home Loan Bank advances	1,327	1,179
Subordinated debt	1,003	749
Other interest expense	34	223

Total interest expense	15,911	11,384

Net interest income	22,001	21,611
Provision for loan losses	1,180	2,209

Net interest income after provision for loan losses	20,821	19,402
Non-interest income:
Service charges on deposit accounts	1,969	1,897
Other customer service fees	462	340
Mortgage banking income	357	692
Investment agency commissions	183	401
Insurance agency income	3,290	3,174
Income from SBA lending	246	829
Income on bank owned life insurance	1,106	530
Investment securities gains, net	9	224
Gain (loss) on sales of premises and equipment	50	(536)
Other income	101	536

Total non-interest income	7,773	8,087
Non-interest expense:
Salaries and other compensation	8,581	7,933
Employee benefits	1,472	1,620
Net occupancy and equipment expense	2,043	2,052
Data processing fees	549	510
Professional services	1,351	469
Communications & supplies	952	962
Marketing expense	259	291
Regulatory agency assessments	105	68
Amortization of intangible assets	131	129
Other expense	2,217	1,630

Total non-interest expense	17,660	15,664

Income before income taxes	10,934	11,825
Income tax expense	3,125	3,642

Net income	$7,809	$8,183

Basic net income available to shareholder’s per share	$0.36	$0.38
Diluted net income available to shareholder’s per share	$0.36	$0.38
Cash dividend per share	$0.165	$0.153
Weighted average shares - basic	21,540	21,278
Weighted average shares - diluted	21,890	21,818

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income	$7,809	$8,183

Other comprehensive income, net of tax:
Unrealized losses on securities available for sale	(964)	(3,330)
Unrealized gain (loss) on derivative contracts	398	(723)
Less reclassification adjustment for net losses included in net income	(6)	(148)

Comprehensive income	$7,237	$3,982

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three months ended March 31,
	2006	2005
Operating activities
Net income	$7,809	$8,183
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,180	2,209
Depreciation and amortization of premises and equipment	924	937
Amortization of intangible assets	131	129
Loss on sales of other real estate	220	72
Investment securities gains, net	(9)	(224)
Net amortization of investment securities	76	286
Net accretion of loans purchased	(7)	4
(Gain) loss on sales of premises and equipment	(50)	536
Net decrease in mortgage loans held for sale	3,888	35,489
Gains on sales of SBA loans	(30)	(594)
Deferred income tax benefit	(285)	(2,342)
Deferred net loan fees (cost amortization)	(971)	(8)
Vesting in restricted stock award plan	514	330
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(26)	186
Increase in cash surrender value of bank-owned life insurance	(1,106)	(529)
Increase in accrued interest payable	579	411
Other	2640	(3,242)

Net cash provided by operating activities	15,477	41,833
Investing activities
Purchases of investment securities available for sale	—	(14,958)
Net change in other investments	2,451	(945)
Maturities, paydowns and calls of investment securities available for sale	5,718	11,444
Proceeds from sales of investment securities available for sale	—	25,491
Net increase in loans funded	(1,148)	(81,681)
Purchase of bank-owned life insurance	—	(15,000)
Net change in premises and equipment	(281)	(1,253)
Proceeds from sales of premises and equipment	210	16
Proceeds from sales of other real estate	383	783
Improvements to other real estate	—	(127)
Net cash paid for acquisitions	(163)	(200)
Proceeds from life insurance policy	491	—

Net cash provided by (used in) investing activities	7,661	(76,430)
Financing activities
Net increase in demand and savings accounts	4,540	28,561
(Decrease) increase in time deposits	(6,492)	7,667
Increase (decrease) in Federal Funds purchased	869	(16,803)
Decrease in Federal Home Loan Bank advances	(25,134)	(15,134)
Dividends paid	(3,554)	(3,241)
Proceeds from issuance of common stock	839	729

Net cash (used in) provided by financing activities	(28,932)	1,779
Net decrease in cash and cash equivalents	(5,794)	(32,818)
Cash and cash equivalents at beginning of period	58,450	71,221

Cash and cash equivalents at end of period	52,656	$38,403

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	15,332	$7,018
Income taxes	3,005	3,800
Supplemental disclosures of noncash transactions
Loans transferred to other real estate acquired through foreclosure	2,407	$738

See accompanying notes to consolidated financial statements

Main Street Banks, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note A – Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of the parent company Main Street Banks, Inc. (“Company”) and its direct and indirect wholly owned subsidiaries, Main Street Bank (“Bank”), Main Street Insurance Services, Inc. (“MSII”), Piedmont Settlement Services, Inc. (“Piedmont”) (inactive as of June 30, 2005, dissolved as of December 31, 2005), and MSB Payroll Solutions, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

On December 15, 2005, Main Street Banks, Inc. announced it had signed a definitive agreement to be acquired by BB&T Corporation (BB&T). The transaction is subject to customary regulatory approvals as well as the approval of the holders of a majority of Main Street Banks, Inc’s outstanding common stock. The Company expects that the transaction will close during the second quarter of 2006.

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

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to current financial statement presentation. These reclassifications had no effect on net income or stockholders’ equity.

Note B – Other Accounting Matters

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company adopted this Standard on January 1, 2006 under the modified prospective method of application. Under that method, the Company recognized compensation costs for new grants of share-based awards made after the effective date, awards modified after the effective date, and the remaining portion of the fair value of the unvested awards at the adoption date. Including the impact of employee stock options granted through March 31, 2006, the Company has determined the adoption of SFAS No. 123R resulted in a reduction of income before income taxes and net income in the three month period ended March 31, 2006 of approximately $0.3 million or $0.014 per basic and diluted share and our forecast for 2006 is a reduction of net income of approximately $1.2 million or $ 0.06 per basic and diluted share. The adoption of this statement had no material effect on cash flow from operating or financing activities in the period ended March 31, 2006.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time they undertake an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. The Company is still in the process of analyzing the impact of SFAS No. 156.

Note C - Earnings per Common Share

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

	Three months ended
	March 31, 2006	March 31, 2005
	(Amounts in thousands except per share data)
Basic and diluted net income	$7,809	$8,183
Basic earnings per share	$0.36	$0.38
Diluted earnings per share	$0.36	$0.38

Basic weighted average shares	21,540	21,278
Effect of employee stock options	350	540

Diluted weighted average shares	21,890	21,818

Note D – Commitments and Contingencies

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

The following represents the Company’s commitments to extend credit and standby letters of credit:

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Commitments to extend credit	$343,236	$348,455
Standby letters of credit	6,333	6,167

Note E - Loans

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

A substantial portion of the Company’s loans are secured by real estate in northeast Georgia communities, primarily in Barrow, Clarke, Cobb, DeKalb, Forsyth, Fulton, Gwinnett, Newton, Rockdale, and Walton counties. In addition, a substantial portion of real estate acquired through foreclosure consists of commercial and residential properties and land located in these same markets. The ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of real estate are susceptible to changes in economic and market conditions in northeast Georgia.

The Company occasionally sells the guaranteed portion of Small Business Administration (“SBA”) loans to third parties and retains the servicing rights for these loans. The Company has limited recourse related to these sales if a loan sold by the Bank defaults within 90 days of sale. The servicing asset for the sold portion of the SBA loans is included in Loans, net of unearned income. The Company repurchased 2 loans totaling $253 thousand during the quarter ended March 31, 2006.

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

The following table represents the composition of the Company’s loan portfolio:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Loans
Commercial and industrial	$127,982	$124,124
Real estate construction	464,432	454,805
Residential mortgage	277,156	291,156
Commercial real estate	892,565	896,473
Consumer and other	42,336	39,312

Total loans receivable	1,804,471	1,805,870
Less:
Purchase discount	(44)	(50)
Deferred net loan fees	(4,763)	(5,083)
Unearned income	1,650	1,775

Loans net of unearned income	1,801,314	1,802,512
Allowance for loan losses	(25,256)	(25,239)

Loans, net	$1,776,058	$1,777,273

Mortgage loans held for sale	$4,184	$8,072
Composition of loan portfolio as a percentage
Commercial and industrial	7.09%	6.87%
Real estate construction	25.74%	25.19%
Residential mortgage	15.36%	16.12%
Commercial Real estate	49.46%	49.64%
Consumer and other	2.35%	2.18%

Total loans receivable	100.00%	100.00%

At March 31, 2006 the Company had a market value adjustment on loans that were acquired in a 2003 acquisition of $0.3 million which is reflected in the loan amounts above. The balance is being amortized monthly.

Note F - Stock Options and Long-term Compensation Plans

In 2000 and 2001, respectively, the Board of Directors and Shareholders approved the Omnibus Stock Ownership and Long-Term Incentive Plan (“Omnibus Plan”) under which incentive stock and non-qualified stock options to acquire shares of common stock, restricted stock, stock appreciation rights or units may be granted to eligible employees. A total of 800,000 shares were initially authorized to be issued under the plan and the Board of Directors and Shareholders approved an additional 800,000 shares to be used under the plan in 2003. Under the plan, 213,880 shares of restricted stock were issued as of March 31, 2006. A total of 105,165 shares were vested with 108,715 shares issued and unvested as of March 31, 2006. The estimated intrinsic value of the vested restricted stock as of March 31, 2006 was $2.7 million.

During the three month period ended March 31, 2006, the Company issued no shares of restricted stock and granted 128,829 options under the Omnibus Plan. Including all types of awards, which include the above-mentioned option awards, the total number of share awards issued under the Omnibus Plan were 1,404,718 shares at March 31, 2006. Option prices under all stock option plans are equal to the fair value of the Company’s common stock on the date of the grant. The options vest over time periods determined by the Compensation Committee of the Board of Directors and expire ten years from date of grant. At March 31, 2006 the weighted average fair value of vested options was $6.16, and the aggregate intrinsic value of vested options was $6.6 million.

A summary of the Company’s stock option activity and related information is as follows:

	For the Three Month Period Ended March 31, 2006
	Number	Weighted-Average Exercise Price
Under option, beginning of period	925,101	$18.04
Granted	128,829	$25.90
Exercised	(60,114)	$13.95
Terminated	(29,658)	$25.73

Under option, end of period	964,158	$19.11

Exercisable, end of period	556,972	$14.08

Following is a summary of the status of options outstanding at March 31, 2006:

	Under Option			Options Exercisable
Range of Exercise Prices	Vested (Exercisable)	Unvested	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price of Vested (Exercisable)
$3.34 - $6.70	2,038	0	$4.55	2	$4.55
$6.90- $10.04	166,558	0	$8.12	3	$8.12
$10.04-$13.39	222,066	0	$11.71	4	$11.71
$13.39-$16.74	1,500	950	$16.35	6	$16.35
$16.74-$20.09	68,430	50,178	$18.96	6	$18.70
$20.09-$23.44	10,300	12,200	$20.90	7	$20.83
$23.44-$26.78	46,994	224,108	$25.69	9	$25.54
$26.78-$30.13	32,683	94,138	$28.91	9	$28.98
$30.13-$33.48	6,403	25,612	$33.48	9	$33.48

	556,972	407,186	$19.11	6	$14.08

Prior to January 1, 2006 the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. As discussed in Note B, as of January 1, 2006, the Company adopted SFAS 123R which required the Company to record a charge to expense over the vesting period of the options based on the estimated value of the option at grant date. During the first quarter of 2006 the Company recorded approximately $0.3 million (or $0.014 per share) as option expense.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2006: risk free interest of 4.73%; dividend yield of 2.52%, volatility factor of the expected market price of the Company’s common stock of 23.54% and a weighted-average expected life of the options of 8 years. The weighted –average fair value of options granted during the three month period ended March 31, 2006 was $6.96.

Unrecognized stock option compensation expense for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)
April 2006- December 2006	$929
2007	600
2008	209
2009	48
2010	10

Total	$1,796

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No.148, required pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro-forma disclosure below for the first quarter of 2005 uses the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except per share data):

Three months ended March 31, 2005
Net income	$8,183
Earnings per share - Basic	0.38
Earnings per share - Diluted	0.38
Compensation cost - Fair Value	271
Less: Tax Effect	(92)

Net compensation costs - Fair Value	179
Net Income, Pro-forma	8,004
Pro-forma earnings per share - Basic	0.38
Pro-forma earnings per share - Diluted	0.37

Note G – Goodwill and Other Intangible Assets

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

The Company recognized amortization expense on intangible assets for the three month periods ending March 31, 2006 and 2005 of $131 thousand and $129 thousand, respectively.

Goodwill and other intangible assets at March 31, 2006 and December 31, 2005 are as follows:

	March 31 2006	December 31, 2005
	(Dollars in thousands)
Non-amortizing goodwill	$98,783	$98,620

Core deposit intangibles	1,877	1,877
Customer intangibles	2,937	2,937
Covenants not to compete	372	372
Lease rights	248	248

Total goodwill and intangible assets	104,217	104,054
Accumulated amortization	(2,205)	(2,074))

Net goodwill and intangible assets	$102,012	$101,980

The increase in non-amortizing goodwill during the three months ended March 31, 2006 is the result of an earn out payment related to a prior year acquisition.

Selected Financial Data

The following table sets forth selected unaudited financial data as of and for the three month period ending March 31, 2006 and 2005. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for the three month periods ended March 31, 2006 and 2005 are derived from our unaudited financial statements and related notes. In the opinion of our management, this information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of this data as of those dates and for those periods. Results for the three month period ended March 31, 2006 are not necessarily indicative of results on an annualized basis or for any future period.

	Three months ended March 31,
	2006	2005
RESULTS OF OPERATIONS
Net interest income	$22,001	$21,611
Net interest income (tax equivalent)	22,148	21,786
Provision for loan losses	1,180	2,209
Non-interest income	7,773	8,087
Non-interest expense	17,660	15,664
Net income	7,809	8,183
SELECTED AVERAGE BALANCES
Loans, net of unearned income	$1,799,331	$1,731,089
Investment securities	233,202	316,742
Earning assets	2,071,340	2,092,064
Total assets	2,333,516	2,335,055
Deposits	1,720,534	1,709,580
Shareholders’ equity	298,136	280,723
PERIOD-END BALANCES
Loans, net of unearned income	$1,801,314	$1,743,589
Earning assets	2,061,375	2,075,286
Total assets	2,332,029	2,328,239
Deposits	1,729,530	1,746,438
Long-term obligations *	214,448	237,483
Shareholders’ equity	300,489	280,490
PER COMMON SHARE
Earnings per share—Basic	$0.36	$0.38
Earning per share—Diluted	$0.36	$0.38
Book value per share at end of period	$13.94	$13.16
End of period shares outstanding	21,562	21,316
Weighted average shares outstanding
Basic	21,540	21,278
Diluted	21,890	21,818
STOCK PERFORMANCE
Market Price:
Closing	$25.88	$26.45
High	27.74	35.34
Low	25.14	26.35
Trading volume	6,816	4,241
Cash dividends per share	$0.165	$0.153
Dividend payout ratio	46.25%	40.66%
Price to trailing twelve months earnings	19.31	17.58
Price to book value	1.86	2.01
PERFORMANCE RATIOS
Return on average assets	1.34%	1.40%
Return on average equity	10.48%	11.66%
Average loans as percentage of average deposits	104.58%	101.26%
Net interest margin (tax equivalent)	4.34%	4.18%
Average equity to average assets	12.78%	12.02%
Efficiency ratio	59.31%	52.49%

*	Long-term obligations include Federal Home Loan Bank advances and junior subordinated debentures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position at March 31, 2006 as compared to December 31, 2005 and operating results for the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Significant Recent Matter

On December 15, 2005, Main Street Banks, Inc. announced it had signed a definitive agreement to be acquired by BB&T Corporation (BB&T). The transaction is subject to customary regulatory approvals as well as the approval of the holders of a majority of Main Street Banks, Inc.’s outstanding common stock. The Company expects that the transaction will close during the second quarter of 2006.

Overview

The Company’s total assets decreased $18.5 million or 0.8% since December 31, 2005. Loans decreased 0.1% or $1.2 million since December 31, 2005, primarily in commercial and residential real estate loans. Total deposits decreased by 0.1% or $2.0 million. The primary reason for these decreases was reduced production capacity due to recent staff turnover.

Net income was $7.8 million for the three months ended March 31, 2006 compared to $8.2 million in the first quarter of 2005. Diluted earnings per share for the first quarter of 2006 were $0.36 versus $0.38 for the first quarter of 2005.

Return on average equity for the three months ended March 31, 2006 was 10.48% on average equity of $298.1 million. This compares to 11.66% on average equity of $280.7 million for the same period in 2005. Return on average assets for the three months ended March 31, 2006 was 1.34%. This compares to 1.40% for the same period in 2005.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Interest Income

Interest income for the three months ended March 31, 2006 was $37.9 million, an increase of $4.9 million, or 14.9% compared to $33.0 million for the same period in 2005. Average earning assets for the three month period decreased $20.7 million, or 1.0% to $2.1 billion as of March 31, 2006 as compared to the three month period ended March 31, 2005. Yield on earning assets increased 108 basis points to 7.45% from 6.37% between the quarters ended March 31, 2006 and 2005, as a result of rising interest rates and pricing discipline.

Interest Expense

Interest expense on deposits and other borrowings for the three months ended March 31, 2006 was $15.9 million, representing a $4.5 million, or 39.8% increase from the three months ended March 31, 2005. Average interest bearing liabilities decreased $24.2 million, or 1.4% to $1.8 billion for the three months ended March 31, 2006 and, the rate on average interest bearing liabilities increased 110 basis points to 3.64% for the first quarter of 2006 from 2.54% for the first quarter of 2005. The increase is due to rising interest rates on all funding sources and competition in the Atlanta market for deposits.

Net Interest Income

Net interest income for the three months ended March 31, 2006 increased $0.4 million, or 1.8% to $22.0 million compared to $21.6 million for the same period ending March 31, 2005. The increase was mainly attributable to improved asset pricing, and wider spreads on core deposit funding. The Company’s net interest margin increased to 4.34% for the three months ended March 31, 2006 compared to 4.18% for the three months ended March 31, 2005.

Provision for Loan Losses

The provision for loan losses was $1.2 million for the three months ended March 31, 2006 as compared to $2.2 million for the three months ended March 31, 2005. The lower provision was primarily due to lower net charge offs and a reduction in the allowance for loan losses to 1.4% of loans as called for by the methodology used internally to estimate the appropriate level for the allowance. The Company’s Executive Review Committee monitors asset quality indicators to determine the adequacy of the loan loss reserve. These factors include changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans and related specific reserves, concentrations of loans to specific borrowers or industries and current economic conditions. Management believes that the allowance for loan losses was adequate at March 31, 2006.

Non-interest Income

Non-interest income was $7.8 million for the three months ended March 31, 2006, a decrease of $0.3 million, or 3.9% compared to $8.1 million for the three months ended March 31, 2005. The decrease was primarily due to lower mortgage banking and SBA lending income, partially offset by higher income on bank owned life insurance.

Non-interest Expense

Non-interest expense increased $2.0 million or 12.7% to $17.7 million from $15.7 million for the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2006, salaries and other compensation were $8.6 million, an increase of $0.6 million, or 8.2%, fees for professional services were $1.4 million, an increase of $0.9 million or 188% and other expense was $2.2 million, an increase of $0.6 million or 36% from the three months ended March 31, 2005. Half of the increase in salaries and other compensation, $0.3 million, was caused by expense recorded for employee stock options. As discussed more fully in Note B to the Consolidated Financial Statements, the Company adopted FASB Statement 123R, ‘Share-Based Payment’ as of January 1, 2006 and is now required to recognize compensation costs for stock options. It is anticipated that this expense will reduce net income by approximately $1.2 million or $0.06 per share in 2006. The other half of the increase was related to higher salary expense. The Company’s full-time equivalent employees (FTEs) decreased by 12 to 504 as of March 31, 2006 from 517 as of March 31, 2005. FTEs as of March 31, 2006 decreased by 45 from 549 as of December 31, 2005 with most of the decrease occurring later in the quarter.

Fees for professional services increased primarily because of higher merger related legal and other fees. The increase in other expense was primarily due to an increase in other real estate owned expense, $0.1 million related to increased foreclosure activity and an increase of $0.2 million in demand deposit overdraft charge-offs. These were primarily related to four large charge-offs which exceeded the Company’s 45 day charge-off policy. Collection efforts continue on these charge-offs.

The Company’s efficiency ratio was 59.3% for the three months ended March 31, 2006 compared to 52.5% for the three months ended March 31, 2005.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, and the amount of nondeductible expenses. For the three months ended March 31, 2006 and 2005, the provision for taxes was $3.1 million and $3.6 million, respectively. The effective tax rate for the three months ended March 31, 2006 was 28.6% compared to 30.8% for the same period in 2005. This effective rate decrease is due primarily to an increase in non-taxable bank owned life insurance income which was $1.1 million in the first quarter of 2006 compared to $0.5 million in the first quarter of 2005, as well as changes in the level of tax-advantaged loans and investments and is impacted by federal and state tax planning strategies.

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

At March 31, 2006, the Company and the Bank were well capitalized for regulatory purposes. The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of March 31, 2006 to the minimum and well-capitalized regulatory standards:

	Company	Bank	Minimum Required		Well Capitalized
Leverage ratio	11.33%	10.70%	4.00%		5.00%
Risk based capital ratios:
Tier 1 risk based capital	12.87%	12.25%	4.00	% *	6.00%
Total risk-based capital	14.13%	13.50%	8.00%		10.00%

*	4.5% to 5.5% for Georgia Department purposes

Considering the well capitalized position as shown above together with low projected capital needs in the foreseeable future,, on March 30, 2006, the Company’s Board of Directors declared a regular quarterly dividend of $0.165 per common share of stock and a special dividend of $0.085 per share of common stock all payable on April 24, 2006 to shareholders of record on April 10, 2006. The dividend amounted to approximately $5.4 million. Subsequent to the payment of the dividend, the Company and the Bank remain well capitalized.

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

However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. The Company’s management conducts continuous training and communicates regularly with loan officers to make them aware of its lending policy and the collection policy contained therein. The Company’s management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. Management is not aware of any loans that meet the definition of a troubled debt restructuring as of March 31, 2006. The Company records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated costs to sell.

The Company usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property’s value is assessed annually and written down to its fair value less costs to sell.

Non-performing assets increased by $2.4 million to $20.3 million as of March 31, 2006 as compared to December 31, 2005. The increase was primarily attributable to a loan secured by land for future development ($1.5 million) and a loan secured by a hotel ($0.7 million).

The following table presents information regarding non-performing assets at the dates indicated:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Non-performing assets
Non-accrual loans
Commercial and industrial	$759	$838
Real estate - construction	2,424	169
Real estate - mortgage	5,695	4,826
Other real estate	5,250	7,660
Consumer and other	21	23
Other real estate and repossessions	6,106	4,302

Total non-performing assets	$20,255	$17,818
Loans past due 90 days or more and still accruing	$9,925	$7,885
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income	0.55%	0.44%
Ratio of non-performing assets to loans, net of unearned income and other real estate	1.12%	0.99%

Loans and Allowance for Loan Losses

At March 31, 2006, loans, net of unearned income, were approximately $1.8 billion, substantially the same as net loans at December 31, 2005 of approximately $1.8 billion. The overall lack of growth in loans is primarily the result of reduced production capacity due to recent staff turnover. The Company continues to monitor the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of changes in the economic environment on the loan portfolio.

The Company primarily focuses on the following loan categories: (1) commercial and industrial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate, and (5) consumer loans. The Company’s management has strategically located its branches in high growth markets to take advantage of a surge in residential and industrial growth in metropolitan Atlanta.

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

For the three month period ending March 31, 2006, net charge-offs totaled $1.2 million or 0.26% (annualized) of average loans outstanding for the period, net of unearned income, compared to $2.4 million or .56% (annualized) in net charge-offs for the same period in 2005. The provision for loan losses for the three months ended March 31, 2006 was $1.2 million compared to $2.2 million for the same period in 2005. The allowance for loan losses totaled $25.3 million or 1.40% of total loans, net of unearned income at March 31, 2006, compared to $25.2 million or 1.40% of total loans at December 31, 2005. In its loan loss reserve analysis, the Company establishes specific reserves for its large criticized loan relationships.

The following table presents an analysis of the allowance for loan losses for the three month period ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of period	$25,239		$25,191
Provision charged to operating expense	1,180		2,209
Charge-offs:
Commercial and industrial	190	15.07%	2,017	56.72%
Real estate - construction	406	32.20%	—	0.00%
Real estate - mortgage	279	22.13%	961	27.02%
Real estate - other	86	6.81%	231	6.50%
Consumer and other	300	23.79%	347	9.76%

Total charge-offs	1,261	100.00%	3,556	100.00%
Recoveries:
Commercial and industrial	19	19.39%	334	29.30%
Real estate - construction	0	0.00%	—	0.00%
Real estate - mortgage	14	14.29%	537	47.11%
Real estate - other	11	11.22%	161	14.12%
Consumer and other	54	55.10%	108	9.47%

Total recoveries	98	100.00%	1,140	100.00%

Net charge-offs	1,163		2,416

Balance of allowance for loan losses at end of period	$25,256		$24,984

Net annualized charge-offs as a percentage of average loans	0.26%		0.56%
Reserve for loan losses as a percentage of loans at end of period	1.40%		1.43%

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

In fiscal 2006, the Company will continue to face term risk and basis risk and may be confronted with several risk scenarios. If interest rates rise, net interest income may actually increase if deposit rates lag increases in market rates. The Company could, however, experience significant pressure on net interest income if there is a substantial increase in deposit rates relative to market rates. A declining interest rate environment might result in a decrease in loan rates, while deposit rates remain relatively stable, which could also create significant risk to net interest income. ALCO’s subcommittee, the pricing committee, meets weekly to establish interest rates on loans and deposits and review interest rate sensitivity and liquidity positions.

The Company uses three standard scenarios – rates unchanged, rising rates, and declining rates – in analyzing interest rate sensitivity. The rising and declining rate scenarios cover a 100 basis point upward and downward rate shock. The following table illustrates the expected effect a given interest rate shift would have on the fair market value of the Balance Sheet and the annualized projected net interest income of the Company as of March 31, 2006:

Change in Interest Rates	Percent Increase/(Decrease) in
	FMV of Balance Sheet	Net Interest Income
100 basis points	4.29	4.93
- 100 basis points	(4.63)	(5.81)

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

The following chart illustrates the Bank’s derivative positions as of March 31, 2006. Market values have been determined by published bid prices or bid quotations for interest rate swaps received from securities dealers. Amounts are in thousands.

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Pay Rate	Receive Rate	Current Spread	Market Value
Received Fixed Prime Swap	Mar-03	Apr-06	$50,000	7.75%	5.26%	-2.49%	$(57)
Received Fixed Prime Swap	Aug-03	Aug-06	$100,000	7.75%	5.59%	-2.16%	$(870)

Total Received Fixed Swaps			$150,000				$(927)

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, the Company’s liquidity needs have primarily been met by growth in deposits, advances from Federal Home Loan Bank (“FHLB”), purchases of federal funds, and capital from retained earnings and acquisitions. The FHLB allows member banks to borrow against their eligible collateral to satisfy their liquidity requirements. As of March 31, 2006, the Company had $47.5 million available on its FHLB line based on current eligible collateral. Federal funds purchased and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. As of March 31, 2006, the Company had $60.9 million in federal funds purchased and $162.9 million in FHLB advances. Federal funds purchased lines total $215.0 million including a line of $150 million with BB&T. Under these lines, $154.1 million was available to be drawn upon at March 31, 2006. The Company’s cash and federal funds sold and cash flows from amortizing investment and loan portfolios have generally created an adequate liquidity position. Executive management reviews liquidity monthly. This review is from a regulatory as well as static and a forecasted standpoint.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms. During the first quarter of 2006 the Company made no changes to internal control over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors as previously disclosed in the SEC Form 10K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the first quarter of 2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and plan of merger, dated as of December 4, 2005 by and between BB&T Corporation and Main Street Banks Inc. (incorporated by reference to exhibit 2.1 to the registrant’s Form 8-K filed on December 14, 2005).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET BANKS, INC.

Date: May 9, 2006	By:	/s/ William P. O’Halloran
William P. O’Halloran, Controller
(Principal Accounting Officer)